Form 10-K
period 1996-12-31
PATIENT INFOSYSTEMS INC
filed 1997-04-01
CIK 1017813

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECRUITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the  transition  period  from _________________ to ___________________

Commission file number 0-22319

                            PATIENT INFOSYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                      16-1476509
--------------------------------            -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                      46 Prince Street, Rochester NY 14607
                      ------------------------------------
(Address of principal executive offices)          (Zip Code)

Registrant's  telephone  number,  including area code    (716) 242-7200

Securities registered pursuant to Section 12 (b) of the Act:

         Title of each class          Name of each exchange on which registered
         -------------------          -----------------------------------------
                None

Securities registered pursuant to Section 12 (g) of the Act:

                     Common Stock, $.01 Par Value Per Share
                     --------------------------------------
                                (Title of Class)

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the last 90 days.    Yes [X]   No [ ]

     As of February 28, 1997, 7,953,202 shares of Common Stock were outstanding, and the aggregate market value of the shares of Common Stock of Patient Infosystems, Inc. held by non-affiliates was approximately $35 million.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None
================================================================================

                                     PART I

Item 1.   Description of Business.

General

     Patient Infosystems, Inc. (the "Company" or "Patient Infosystems") was incorporated in the State of Delaware on February 22, 1995 under the name DSMI Corp., changed its name to Disease State Management, Inc. on October 13, 1995, and then changed its name to Patient Infosystems, Inc. on June 28, 1996. The Company's principal executive offices are located at 46 Prince Street, Rochester, New York 14607 and its telephone number is 716-242-7200.

     Patient Infosystems provides patient-centered health care information systems and services to manage, collect and analyze information to improve patient compliance with prescribed treatment protocols, to improve the process of off-site patient management and to enhance patient and provider information. The Company's technology platform integrates behavior modification based treatment compliance algorithms with an advanced voice recognition telephone system, high speed data processing and analysis capability and demand publishing and information distribution capabilities. The system utilizes trained telephone operators and computerized interactive voice response technology to communicate via telephone directly with the patient at home in order to gather relevant patient data. This data is subsequently evaluated and automatically transmitted via computer generated reports to health care payors, providers and patients, with these reports being tailored to the specific needs of each recipient.

     The Company markets its services to pharmaceutical manufacturers, pharmacy benefit managers ("PBMs") and health care payors, such as managed care organizations and insurance companies and health care providers to collect data outside of the physician office and institutional setting to enhance compliance by patients with prescribed treatment protocols. The Company's disease state management programs are designed to provide the following benefits: (i) for patients, improved communication with health care resources, enhanced self-care skills, increased treatment adherence resulting in improved quality of care and reduced inconvenience, risk and expense associated with unscheduled physician interventions; (ii) for health care providers, more information on patient progress, quicker identification of hard-to-manage patients, enhanced ability to make timely treatment modifications, triage capability and expanded information for development of improved treatment protocols; and (iii) for payors and program sponsors, cost-effective management of the disease risk, improved patient compliance and outcomes and enhanced patient and provider satisfaction. The Company`s systems may also be used to address the full spectrum of health care information needs with respect to care quality, patient satisfaction and patient and provider education

Information Capture, Delivery and Analysis Technologies

     The Company's technology platform integrates behavior modification based compliance algorithms with an advanced voice recognition telephone system, high speed data processing and analysis capability and demand publishing and information distribution capabilities. The system utilizes trained telephone operators and computerized interactive voice response technology to communicate via telephone directly with the patient at home in order to gather relevant patient data. In order to minimize costly live operator interaction, a computer initiates each call to the patient, which call is automatically transferred to an operator and finally routed to an automated speech application. Patients respond to the recorded speech application by speaking normally. This approach is designed to enable a wider variety of possible responses than is achievable via telephone key pad. Depending on the patient's response, situation-specific algorithms are applied to modify future questions and thus help customize the collection of data.

     The Company's system analyzes and prepares the captured data for automatic delivery to the payor, provider and patient using demand publishing. Demand publishing technology enables the creation of highly individualized reports by inserting stored graphic images and text which can be customized for race, gender and age. These reports are also customized to the patient's specific situation, and the system utilizes the information received during contacts with the patient to further customize the content of the report. The data relevant to the separate report for health care providers is formatted in a customized report to be automatically transmitted via mail, fax or on-line.

     Each contact with a patient contributes to the establishment of a longitudinal data base which can be analyzed to provide information about treatment modalities for patients, providers and payors. The Company's system is designed to analyze patient compliance to prescribed treatment regimens and gather additional clinical information so that improvements in such regimens can be developed.

Integrated Disease State Management System

     The Company's first application of its integrated information capture and delivery technology is its integrated disease state management system. This system is designed to provide caregivers with the ability to monitor, on a cost-effective basis, patient condition and behavior while the patient is between physician consultations. The Company believes that this will permit caregivers to improve patient compliance and, as a consequence, improve patient outcomes.

     Each of the Company's integrated disease state management programs is designed to provide one or more of the following benefits. For patients, these intended benefits include: (i) improved access to and communication with health care resources beyond existing hospital care and office and in-home provider visits; (ii) enhanced self-care skills and knowledge of the disease covered by the program; (iii) increased treatment compliance, motivation and confidence in disease self-management resulting in improved quality of life; and (iv) reduced inconvenience, risk and expense associated with unscheduled office visits, emergency room interventions and hospitalizations.

     For health care providers, these intended benefits include: (i) more comprehensive information on patient progress; (ii) earlier identification of hard-to-manage patients; (iii) enhanced ability to make timely treatment modifications; (iv) better utilization of health care resources appropriate to patient needs; and (v) expanded information for development of improved treatment methods.

     For payors and program sponsors, these intended benefits include: (i) cost-effective management of disease risk; (ii) improved patient compliance;
(iii) improved treatment outcomes; and (iv) enhanced patient and provider satisfaction.

     The Company enrolled its first patients in a disease state management program in October 1996. Because no patients have yet completed the course of scheduled interventions in any of the Company's disease state management programs there can be no assurance that the benefits described above will be achieved.

     The Company's disease state management system has three primary components. First, using a panel of recognized medical and clinical experts, the Company develops a disease-specific patient intervention and compliance program that includes a template for the integration of each patient's history, current medical status and treatment protocol. If the program is being developed on a custom basis for a particular customer, the program is developed in consultation with the customer's clinical staff and consultants. Second, the Company establishes periodic telephone contacts with each patient to monitor the patient's compliance with prescribed therapies as well as the patient's treatment progress. Third, using the information obtained from patient contacts and other available information regarding the patient and his or her treatment, such as physician records and pharmacy information, personalized reports are prepared, typically following each patient contact, for evaluation by the patient, the patient's health care provider and, on a periodic basis, payors.

     Development of Disease-Specific Protocols

     The  Company's  disease-specific  compliance  programs  are  developed  for targeted diseases either on a customized or standardized basis. The Company retains an internal clinical staff and panels of independent medical and clinical experts to identify guidelines of generally accepted treatment protocols and diagnostic interventions for particular diseases. These guidelines serve as a template for information to be gathered from each patient. If the program is being developed on a custom basis for a particular customer, the program is developed in consultation with the customer's clinical staff and consultants. In addition, the Company's internal clinical staff conducts research of available databases and gathers information provided by medical experts, insurance providers, governmental agencies, Medicare and Medicaid and other sources to develop with the medical experts the disease-specific program structure. The resulting compliance protocols are designed to enable the Company to gather the necessary patient information to determine the extent of a patient's compliance with his or her prescribed treatment, the effectiveness of treatment and the progress of the patient's disease. As the Company's database of disease-specific treatments expands, the Company intends to use that data to modify, update and enhance its own disease state management compliance programs and assist health care providers in improving treatment protocols.

     Patient Enrollment

     When a patient is enrolled in one of the Company's disease state management programs a patient history is obtained, including the histories of the chronic illness, medications, and surgical procedures as well as other information deemed relevant by the disease-specific compliance program. This information is included in the Company's database for each patient and is used to create customized reports for distribution to each of the patient's health care provider and payor as well as the patient. The patient report can include information on the prescribed treatment of the patient's disease as well as the use of the program and social support services to improve compliance with the patient's treatment regimen. In addition, the Company's demand publishing technology provides personalized behavior modification and educational materials for the patient. The health care provider report contains the relevant clinical and behavioral information gathered from the patient.

     Patient Contacts

     In accordance with a designated patient contact schedule, a patient will periodically receive telephone calls from a live operator who, after confirming the identity of the patient, will transfer the patient to an automated system that will ask specific questions determined in accordance with the disease-specific compliance program and provide information and motivational feedback. Patient contact schedules are established for each disease state management program, with the frequency of patient contact varying with the disease under management and the goal of the applicable treatment and occurring as often as daily or as infrequently as on a quarterly basis. The data gathered from the patient during each contact is processed and stored in the Company's database.

     The compliance program takes into account patient responses to treatment follow-up questions and initiates specific courses of action which can include positive reinforcement messages, confirmation of prescription instructions and scheduled callbacks to remind the patient of the need to take prescribed medication. In addition, questions to be asked in future calls are modified based upon the patient's responses during previous calls.

     The Company's disease state management system captures and processes the information obtained from the patient during the contact and integrates this information with the other data maintained by the Company, including prior patient responses, patient medical history, treatments administered to date and the mandated treatment protocols for the disease. This system automatically prepares distinct reports using the Company's demand publishing technologies for the patient and for the physician or other caregiver. Each report is tailored for the particular requirements of each recipient. The patient's report, for example, may include pictures, diagrams and informative discussions relating to the treatment course intended to modify or reinforce certain behaviors. The physician's report would likely be more factual and direct and summarize the clinical and behavioral information that has been gathered.

     On a periodic basis the Company will provide data to the patient's health care payor with respect to that patient's progress. The Company will be able to include information from various data sources in these reports for the purpose of providing additional information with respect to a patient. For example, the Company may be able to interact with the pharmacy services division of a payor to determine the renewal frequency of prescriptions, which provides an indication of whether a patient is taking his or her medication. In addition, the system provides the flexibility to allow other information from physicians' reports and hospital tests to be included in the periodic reports.

     Compliance Assistance

     The Company assists payors and health care providers in monitoring patient compliance and works with health care providers to develop compliance and education programs that can be implemented through the Company's system. The Company's publishing technology enables production of patient-specific compliance and education literature that is customized for an individual patient. Once this literature is prepared it may be delivered to a patient by mail, facsimile or on-line. In addition, the Company can implement a variety of procedures including medication reminders via wireless two-way communication and more frequent telephone communications for non-compliant patients or patients with more difficult treatment regimens. The Company can provide additional support services, such as an 800 number that will provide recorded information with respect to a variety of patient education topics or other support messages.

Patient Infosystems Programs

     The Company is developing customized disease state management and risk assessment programs in conjunction with a number of customers, as well as standardized disease state management programs in the areas of asthma and diabetes. Each of the Company's customer agreements for its customized programs provide for development fees to be paid to the Company upon the achievement of certain milestones. In addition, the agreements for customized disease state management programs all provide for some form of exclusivity period, during which the Company is prohibited from engaging or participating in other projects involving the specific disease target that is the subject of that program. The exclusivity periods extend until, in general, a certain date or certain period (ranging from eight to 24 months) following the achievement of a specified milestone in the development or implementation of the program. The Company enrolled its first patients in a disease state management program in October 1996, and has only a limited number of persons enrolled to date.

     All of the Company's customer agreements, which are typically terminable without cause by either party, require payment to the Company of operational fees per enrolled patient. The amount of the per patient program operational fee varies with the length, complexity and frequency of patient contacts as dictated by the respective program protocols. Patient enrollment in each of the Company's programs will depend upon the identification and referral by the Company's customers of patients to the Company's system which will vary from program to program.

     The Company has developed or is developing programs in the follwing areas:

     Asthma

     The Company is developing a disease state management program for asthmatic patients that is being marketed to payors and other participants in the health care industry. This program is being developed in both the English and Spanish languages. American HomePatient, Inc. ("American HomePatient"), Centra Healthcare Administrative Services, Inc. ("Centra"), Health Resources, Inc. ("Health Resources") and Harris Methodist Health Plan ("Harris Methodist") have retained the Company to provide disease state management programs for patients who are suffering from asthma and are enrolled in health care programs for which these companies provide services.

     Chronic Pain Management

     Bristol-Myers Squibb Company, U.S. Pharmaceuticals Division and Oncology/Immunology Division (collectively "Bristol-Myers") has retained the
Company to develop, implement and update a program to manage patients who are experiencing intense levels of chronic pain.

     Congestive Heart Failure

     The Company has entered into a services agreement with Bristol-Myers to develop, implement and operate a disease state management program to aid in the treatment of patients suffering from congestive heart failure. This program is being developed in both the English and Spanish languages.

     Diabetes

     The Company is developing a disease state management program for diabetic patients that it is marketing to payors and other participants in the health care industry. This program is being developed in both the English and Spanish languages. Centra and Health Resources have retained the Company to provide this disease state management program for patients who are suffering from diabetes and are enrolled in health care programs for which these companies provide services.

     Epilepsy

     The Company has been retained by a pharmaceutical manufacturer to develop and implement a risk assessment program for patients suffering from epilepsy.

     Secondary Cardiovascular Disease

     The Company has entered into a services agreement with Bristol-Myers to develop, implement and operate a disease state management program relating to the prevention of cardiovascular sequelae in patients who have recently experienced certain cardiovascular illnesses or treatments such as angina, cardiac bypass surgery or myocardial infarction. This program is being developed in both the English and Spanish languages.

     Weight Management

     Bristol-Myers has retained the Company to develop and implement a program to manage patients suffering from anorexia or cachexia secondary to a diagnosis of cancer or AIDS.

     Additional Disease Targets

     The Company has identified additional opportunities in large chronic disease markets, including in the treatment of hypertension, chronic obstructive pulmonary disease, depression, cancer, osteoporosis, arthritis, HIV infection and high risk pregnancy. Each of these targets has been identified as having characteristics which make them attractive candidates for the Company's programs. The Company is currently involved in discussions with customers for the development of programs in a variety of these areas.

     Significant Customer Concentration

     The Company's current contracts are concentrated in a small number of customers, with six of the Company's most significant contracts being with
Bristol-Myers. The Company expects that its sales of services will be concentrated in a small number of customers for the foreseeable future. Consequently, the loss of any one of its customers could have a material adverse effect on the Company and its operations. There can be no assurance that customers will maintain their agreements with the Company, enroll a sufficient number of patients in the programs developed by the Company for the Company to achieve or maintain profitability, or that customers will renew their contracts upon expiration or on terms favorable to the Company.

     Relationship with Bristol-Myers

     The Company has entered into six service agreements with Bristol-Myers relating to the development, implementation and operation by the Company of disease state management programs for certain specified diseases, and the development and operation of a patient satisfaction survey and a general medication compliance program (collectively the "Service Agreements").

     Each of the Service Agreements provides for an exclusivity period (the "Exclusivity Period"), during which time the Company is prohibited from engaging or participating in any other projects involving the specific disease target that is the subject of the Service Agreements. The Exclusivity Periods extend from the effective dates of the Service Agreements until, in general, a certain date or a certain period (ranging from eight to 24 months) following the achievement of a specified milestone in the development or implementation of the program (such as the completion of the pilot program). Three of the Service Agreements provide that upon conclusion of the Exclusitivity Period, Bristol-Myers has the right to negotiate with the Company for an exclusive arrangement for the administration of the disease state management program, provided that Bristol-Myers has enrolled a certain number of patients in the program to date. In the event that such negotiations prove unsuccessful, Bristol-Myers retains a right of first refusal with respect to any other offers made to the Company for such arrangements for a period of nine or 12 months following the Exclusivity Period.

     The Service Agreements generally provide that Bristol-Myers retains ownership to certain materials and other work product created by the Company pursuant to the Service Agreements and that the Company is entitled to use other materials and data. The extent of these rights varies by agreement. The Company and Bristol-Myers have agreed to indemnify each other with respect to losses arising from willful or negligent acts or omissions or breaches of the Service Agreements by the indemnifying party pursuant to the Service Agreement. The Service Agreements are terminable without cause by either party with either 30 or 90 days' notice. The Company has entered into Service Agreements with Bristol-Myers in the disease areas of congestive heart failure, secondary cardiology disease, chronic pain and weight management.

Other Applications of the Integrated Information Capture and Delivery Technology

     Outcomes Analysis

     The Company intends to utilize information gathered from patients enrolled in its programs to serve two purposes. First, information regarding treatment results, success of the compliance program and patient reaction to differing treatments or compliance protocols may be used by the Company to further improve each disease-specific compliance program. Second, this information may be used by payors, pharmaceutical companies and health care providers to assist in the development of improved treatment modalities. The Company has developed analytical methodologies using database management and information technologies. The Company intends to use these data analysis technologies to predict the best treatment methodologies for patients.

     Clinical Studies

     Many pharmaceutical companies and contract research organizations are seeking more economical, efficient and reliable methods for compiling and analyzing clinical data in conducting clinical trials. Furthermore, many drug development protocols have begun to emphasize subjective criteria and outcomes information. The Company believes that its system will allow it to develop programs tailored to the measurement of outcomes data relating to the conduct of later stage clinical trials. The Company believes that its system can also assist pharmaceutical companies in studying and documenting the efficacy of approved products in order to provide ongoing information to FDA or for marketing purposes.

     Patient Surveys

     Organizations in many different areas of the health care industry survey users regarding their products and services for a variety of reasons including regulatory, marketing and research purposes. The Company's information systems, with their ability to proactively contact patients in a cost-efficient manner, may be used for this type of application.

     Demand Management

     Demand management involves assisting providers in evaluating patient treatment needs to identify those patients who may not require immediate or intensive services. The goal of demand management is to reduce the need for and use of costly, often clinically unnecessary, medical services and arbitrary managed-care interventions while improving the overall quality of life of patients. The Company believes that its system can be used to provide automated or semi-automated demand management services.

     Case Management

     Patients who are prescribed complex or high cost treatment regimens may require a higher level of monitoring, interaction, care planning and reassessment than patients with less complicated treatment regimens. The Company believes that its system is capable of providing these enhanced services to such patients to eliminate or minimize the unnecessary costs and medical attention that result from a patient's lack of compliance with a prescribed treatment regimen.

Sales and Marketing

     The Company markets its integrated disease state management system to organizations within the health care industry that are involved in the treatment of disease or payment of medical services for patients who require complex or long-term medical therapies. These industry organizations include five distinct groups: pharmaceutical companies, medical service companies, PBMs, health care payors and employer groups. The Company employs a sales and marketing staff of eight persons to market the Company's systems. In addition, the senior members of the Company's management are actively engaged in marketing the Company's programs.

     The Company intends to expand its marketing efforts by conducting clinical studies and implementing other measures designed to document the clinical and cost benefits it believes will result from the application of its integrated information capture and delivery system. In collaboration with the members of its expert panels who are retained to develop program protocols and other research and clinical technicians, the Company intends to promote the benefits of its system through publication in clinical journals and presentations at scientific conferences of the results of these studies. The Company is conducting such studies designed to produce significant short-term data with respect to its asthma and chronic pain management programs.

Research and Development

     Research and development expenses consist primarily of salaries and related benefits and administrative costs allocated to the Company's research and development personnel for development of certain components of its integrated information capture and delivery system, as well as development of the Company's standardized disease state management programs. Research and development expenses were $310,552 for the year ended December 31, 1996, and $89,909 during the period from inception on February 22, 1995 to December 31, 1995. The increase in these costs from 1995 to 1996 reflects initiation of development of the Company's standardized disease state management programs for patients suffering from asthma and diabetes.

     The development and maintenance of the telecommunications and computer publishing systems through which the Company operates its integrated information capture and delivery system is a major component of its business. The communications and information technology industries are subject to rapid and significant technological change, and the ability of the Company to operate and compete is dependent in significant part on its ability to update and enhance its system continuously. In order to do so, the Company must be able to utilize effectively its research and development capabilities and implement new technology in order to enhance its systems. At the same time, the Company must not jeopardize its ability to contact patients and to process and publish patient information or adapt to customer preferences or needs. The Company will maintain a significant investment in its technology, and therefore is subject to the risk of technological obsolescence.

Competition

     The market for health care information products and services is intensely competitive. Competitors vary in size and in scope and breadth of products and services offered, and the Company competes with various companies in each of its disease target markets. Many of the Company's competitors have significantly greater financial, technical, product development and marketing resources than the Company. Furthermore, other major information, pharmaceutical and health care companies not presently offering disease state management or other health care information services may enter the markets in which the Company intends to compete. In addition, with sufficient financial and other resources, many of these competitors may provide services similar to those of the Company without substantial barriers. The Company does not possess any patents with respect to its integrated information capture and delivery system, and although it has filed a patent application with respect to certain aspects of its integrated information capture and delivery system and its integrated disease state management system, there can be no assurance that this application will result in the issuance of a patent, or if issued, that a patent would provide the Company with any competitive advantage.

     The Company's potential competitors include specialty health care companies, health care information system and software vendors, health care management organizations, pharmaceutical companies and other service companies within the health care industry. Many of these competitors have substantial installed customer bases in the health care industry and the ability to fund significant product development and acquisition efforts. The Company will also compete against other companies that provide statistical and data management services, including clinical trial services to pharmaceutical companies.

     The Company is aware of several large pharmaceutical and medical service companies that have publicly stated that they intend to be involved in providing comprehensive disease state management services. The Company believes that the principal competitive factors in its market are the ability to link patients, health care providers and payors, and provide the relevant health care information at an acceptable cost. In addition, the Company believes that the ability to anticipate changes in the health care industry and identify current needs are important competitive factors.

Quality Control

     The Company has developed quality control measures designed to insure that information obtained from patients is accurately transcribed, that reports covering each patient contact are delivered to health care providers and patients and that the Company's personnel and technologies are interacting appropriately with patients and health care providers. Quality control systems include random monitoring of telephone calls, patient surveys to confirm patient participation and effectiveness of the particular program, and supervisory reviews of telephone agents.

Government Regulation

     The health care industry, including the current and proposed business of the Company, is subject to extensive regulation by both the Federal and state governments. A number of states have extensive licensing and other regulatory requirements applicable to companies that provide health care services. Additionally, services provided to health benefit plans in certain cases are subject to the provisions of the Employee Retirement Income Security Act ("ERISA") and may be affected by other state and Federal statutes. Generally, state laws prohibit the practice of medicine and nursing without a license. Many states interpret the practice of nursing to include health teaching, health counseling, the provision of care supportive to or restorative of life and well being and the execution of medical regimens prescribed by a physician. Accordingly, to the extent that the Company assists providers in improving patient compliance by publishing educational materials or providing behavior modification training to patients, such activities could be deemed by a state to be the practice of medicine or nursing. Although the Company has not conducted a survey of the applicable law in all 50 states, it believes that it is not engaged in the practice of medicine or nursing. There can be no assurance, however, that the Company's operations will not be challenged as constituting the unlicensed practice of medicine or nursing. If such a challenge were made successfully in any state, the Company could be subject to civil and criminal penalties under such state's law and could be required to restructure its contractual arrangements in that state. Such results or the inability to successfully restructure its contractual arrangements could have a material adverse effect on the Company.

     The confidentiality of patient information is subject to regulation by state law. A variety of statutes and regulations exist safeguarding privacy and regulating the disclosure and use of medical information. State constitutions may provide privacy rights and states may provide private causes of action for violations of an individual's "expectation of privacy." Tort liability may result from unauthorized access and breaches of patient confidence. The Company intends to comply with state law and regulations governing medical information privacy.

     In addition, on August 21, 1996 Congress passed the Health Insurance Portability and Accountability Act of 1996, P.L. 104-191. This legislation requires the Secretary of Health and Human Services to adopt national standards for electronic health transactions and the data elements used in such transactions. The Secretary is required to adopt safeguards to ensure the integrity and confidentiality of such health information. Violation of the standards is punishable by fines and, in the case of wrongful disclosure of individually identifiable health information, imprisonment. The Secretary is required to issue the standards not later than February 21, 1998. The Company cannot predict what requirements will ultimately be adopted by the Secretary, however, such requirements could have an adverse effect on the Company's business.

     The Company and its customers may be subject to Federal and state laws and regulations which govern financial and other arrangements between health care providers. These laws prohibit certain fee splitting arrangements between health care providers, as well as direct and indirect payments, referrals or other financial arrangements that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. Possible sanctions for violation of these restrictions include civil and criminal penalties. Further, criminal violations may result in mandatory exclusions of up to five years and additional permissive exclusions from participation in Medicare and Medicaid programs.

     Regulation in the health care field is constantly evolving. The Company is unable to predict what government regulations, if any, affecting its business may be promulgated in the future. The Company's business could be adversely affected by the failure to obtain required licenses and governmental approvals, comply with applicable regulations or comply with existing or future laws, rules or regulations or their interpretations.

Intellectual Property

     The Company considers its methodologies, processes and know-how to be proprietary. The Company seeks to protect its proprietary information through confidentiality agreements with its employees. The Company's policy is to have employees enter into confidentiality agreements containing provisions prohibiting the disclosure of confidential information to anyone outside the Company, requiring employees to acknowledge, and, if requested, assist in confirming the Company's ownership of any new ideas, developments, discoveries or inventions conceived during employment, and requiring assignment to the Company of proprietary rights to such matters that are related to the Company's business.

     The Company has filed a patent application with respect to certain aspects of its integrated information capture and delivery and integrated disease state management systems. No assurance can be given that a patent will issue or that if issued such patent will provide the Company with a competitive advantage.

Employees

     As of February 28, 1997, the Company had 46 employees.

Item 2.   Description of Properties.

     The Company's executive and corporate offices are located in Rochester, New York in approximately 11,400 square feet of leased office space under an operating lease that expires on November 30, 1999.

Item 3.    Legal Proceedings.

     The Company is not a party to any material legal proceedings.

Item 4.   Submission of Matters To A Vote Of  Security Holders.

     On November 22, 1996 the stockholders of the Company, acting by the written consent of a majority of stockholders, approved a .72 for 1.00 reverse stock split of all outstanding shares of its common stock.

                                     PART II

Item 5. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters.

(a)  Market Information

     The Company's common stock is traded on the NASDAQ National Market System under the symbol PATI. The Company's initial public offering occurred on December 19, 1996, therefore information on the market value per share of the Company's common stock as quoted on the NASDAQ National Market System is only available for the period from December 19, 1996 through December 31, 1996.

                        1996 Market Value Per Share
                        ---------------------------
                        Quarter       High     Low
                        -------       ----     ---
                          4th        $9.25    $8.00
                          Year       $9.25    $8.00

(b)  Holders

     The approximate number of holders of the Company's common stock as of February 28, 1997 is 62. However, the company believes that there are in excess of 600 beneficial holders of Common Stock of the Company.

(c)  Dividends

     The Company has never paid cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain all future earnings, if any, to fund the development and growth of its business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors.

Item 6.  Selected Financial Data.

                                                                  Period from          Period from
                                                               February 22, 1995    February 22, 1995
                                            Year ended         (Inception) to        (Inception) to
                                         December 31, 1996     December 31, 1995    December 31, 1996
                                         -----------------     -----------------    -----------------

Statement of Operations Data:
Revenues                                      $845,412              $113,000             $958,412
                                           -----------           -----------          -----------
Costs and Expenses:
  Cost of Sales                                748,322               111,870              860,192
  Sales and Marketing                          913,547               375,384            1,288,931
  General and Administrative                 1,760,760               678,498            2,439,258
  Research and Development                     310,552                89,909              400,461
                                           -----------           -----------          -----------
    Total Costs and Expenses                 3,733,181             1,255,661            4,988,842
                                           -----------           -----------          -----------
Operating Loss                              (2,887,769)           (1,142,661)          (4,030,430)

Interest Income                                 81,333                26,009              107,342
                                           -----------           -----------          -----------
Net Loss                                   $(2,806,436)          $(1,116,652)         $(3,923,088)
                                           ===========           ===========          ===========
Net Loss Per Common and
  Common Share Equivalents(1)              $      (.44)          $      (.18)         $      (.62)
                                           ===========           ===========          ===========
Weighted Average Common
  and Common Share Equivalents               6,347,716             5,954,299            6,347,716
                                           ===========           ===========          ===========

Balance Sheet Data:                      December 31, 1996    December 31, 1995
                                         -----------------    -----------------
Cash and Cash Equivalents                  $15,666,609            $1,182,080
Working Capital                             14,591,700               611,655
Total Assets                                17,085,387             1,763,629
Total Liabilities                            1,631,650               598,464
Deficit Accumulated During
  the Development Stage                     (3,923,088)           (1,116,652)
Total Stockholders' Equity                  15,453,737             1,165,165


(1) See Note 1 of Notes to Financial Statements for a description of the calculation of net loss per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Management's discussion and analysis provides a review of the Company's operating results for the year ended December 31, 1996 and the period from inception on February 22, 1995 to December 31, 1995, and its financial condition at December 31, 1996. The focus of this review is on the underlying business reasons for significant changes and trends affecting the revenues, net earnings, and financial condition of the Company. This review should be read in conjunction with the accompanying financial statements.

     In an effort to give investors a well-rounded view of the Company's current condition and future opportunities, this Annual Report on Form 10-K includes forecasts by the Company's management about future performance and results. Because they are forward-looking, these forecasts involve uncertainties. They include risks of market acceptance of or preference for the Company's systems and services, competitive forces, the impact of, and changes in, government regulations, general economic factors in the healthcare industry, and other factors discussed in the Company's filings with the Securities and Exchange Commission.

Overview

     The Company was formed on February 22, 1995, is in the development stage and has a limited operating history from which to evaluate its performance. Although the Company has completed the development of its integrated information capture and delivery system and is developing several disease state management programs for specific diseases, further development activities may be necessary to implement these programs. In October 1996 the Company began enrolling patients in its first disease state management program, and currently has a limited number of patients enrolled in five of its disease-specific programs.

     The Company has generated limited revenues to date and has recorded losses since inception, totaling $3,923,088 through December 31, 1996, which losses are continuing to date. The Company anticipates that its losses will continue at least until it has completed the development of programs for several customers and has begun providing services to a substantial number of patients for such customers.

     The Company has entered into services agreements to develop, implement and operate programs for: (i) patients who have recently experienced certain cardiovascular events; (ii) patients who have been diagnosed with primary congestive heart failure; (iii) patients suffering from anorexia or cachexia secondary to diagnosis of cancer or AIDS; (iv) patients suffering from chronic pain, and (v) patients who are at increased risk of suffering from epilepsy. In addition, the Company has entered into services agreements to operate its disease management programs for patients suffering from asthma or diabetes. These contracts provide for, and the Company anticipates future contracts will provide for, fees paid by its customers based upon the number of patients participating in each of its programs, as well as initial program development fees from customers for the development of a disease-specific program. The Company's program development contracts typically require payment from the customer at the time that the contract is executed, with additional payments made as certain development milestones are met. Development contract revenue is recognized on a percentage of completion basis, in accordance with the ratio of total development cost incurred to the estimated total development costs for the entire project. Losses, if any, related to program development will be recognized in full as identified. The Company's contracts call for a fixed program operational fee to be paid by the customer for each patient enrolled for a series of program services as defined in the contract. The timing of customer payments for the delivery of program services varies by contract. Revenues from program operations are recognized ratably as the program services are delivered. The amount of the per patient fee varies from program to program depending upon the number of patient contacts required, the complexity of the interventions and the detail of the reports generated. The Company has not capitalized any costs related to the development of software for use in its disease state management programs since all of such software has been developed for internal use.

     The sales cycle for the Company's programs is expected to extend for periods of six to nine months from initial contact to contract execution. During these periods, the Company may expend substantial time, effort and funds to prepare a contract proposal and negotiate the contract. The Company may be unable to consummate a commercial relationship after the expenditure of such time, effort and financial resources.

     The Company anticipates that it will begin to provide other services to customers in the healthcare industry during 1997 which involve new applications of its information capture and delivery system. These include patient surveys, health risk assessments, nursing support lines and marketing support functions. It is anticipated that the revenues generated from services other than those provided in conjunction with disease state management programs will represent an increasing percentage of total revenues as the Company continues to expand the systems and services that it makes available to its customers.

Results of Operations

     Revenues

     The Company generated revenue of $845,412 for the year ended December 31, 1996, and $113,000 during the period from inception on February 22, 1995 to December 31, 1995. A summary of these revenues by category is as follows:

                                                         Period from
                                                         February 1995
                                      Year Ended        (Inception) to
Revenues                           December 31,1996    December 31, 1995
--------                           ----------------    -----------------
Development Fees                       $798,138           $ 84,000
Licensing Fees                           35,556               -
Operational Fees                         11,718             29,000
                                       --------           --------
Total Revenues                         $845,412           $113,000
                                       ========           ========

     The increase in program development fees reflects the increase in the level of development activities for the Company's customized programs. The increase in program licensing fees reflects the initiation of licensing of the Company's standardized programs. Revenues from program operations are not significant because patient enrollments in the Company's disease state management programs were not initiated until October 1996.

     Costs and Expenses

     Cost of sales include salaries and related benefits, services provided by third parties, and other expenses associated with the development of the Company's customized disease state management programs, as well as the operation of each of its disease state management programs. In addition, cost of sales for 1996 includes accrued losses on program development in accordance with the Company's policy of recognizing such losses, if any, in full as identified. The accrued loss for 1996 is a result of a particular contract for which the amount of the program development fee is based upon the success of the program, and the fact that the guaranteed development revenue for this program is less than the estimated cost of its development. To the extent that the Company enters into any contracts of this type in the future, and that those contracts provide for guaranteed development revenue which is less than the estimated cost of program development, such losses will continue to be accrued. Cost of sales was $748,322 for the year ended December 31, 1996, and $111,870 for the period from inception on February 22, 1995 to December 31, 1995. The increase in these costs primarily reflects an increased level of program development activities.

     Sales and marketing expenses for the year ended December 31, 1996 were $913,547, and $375,384 for the period from inception on February 22, 1995 to December 31, 1995. These costs consist primarily of salaries, related benefits and travel costs. These expenditures allowed the Company to undertake initial marketing efforts to pharmaceutical companies, payors and other health care services organizations. The increase in these costs reflects an increase in the size of the Company's sales and marketing staff.

     General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operating expenses of the Company. General and administrative expenses for the year ended December 31, 1996 were $1,760,760, and $678,498 for the period from inception on February 22, 1995 to December 31, 1995. These expenditures were incurred to develop the corporate infrastructure necessary to support anticipated program development and operations. The increase in these costs was caused by an increase in the Company's level of business activity, and the addition of required administrative personnel.

     Research and development expenses consist primarily of salaries and related benefits and administrative costs allocated to the Company's research and development personnel for development of certain components of its integrated information capture and delivery system, as well as development of the Company's standardized disease state management programs. Research and development expenses for the year ended December 31, 1996 were $310,552, and $89,909 for the period from inception on February 22, 1995 to December 31, 1995. The increase in these costs reflects initiation of development of the Company's standardized disease state management programs for patients suffering from asthma and diabetes.

     During 1996 each of the Company's categories of costs and expenses decreased as a percentage of revenues from the prior period, despite the fact that they increased in absolute dollars, due to the significant increase in the Company's revenues during 1996.

     Interest income was $81,333 for the year ended December 31, 1996, and $26,009 for the period from inception on February 22, 1995 to December 31, 1995. The increase in interest income reflects the additional funds available to the Company for investment as a result of its initial public offering on December 19, 1996.

     The Company had a net loss of $2,806,436 for the year ended December 31, 1996, and a loss of $1,116,652 for the period from inception on February 22, 1995 to December 31, 1995. This represents a loss of $.44 per share for 1996, and a loss of $.18 per share for the period from inception on February 22, 1995 to December 31, 1995.

     Liquidity and Capital Resources

     At December 31, 1996 the Company had working capital of $14,591,700, as compared to $611,655 at December 31, 1995. Since its inception the Company has primarily funded its operations, working capital needs and capital expenditures from the sale of equity securities. The Company's initial capitalization of $500,000 was completed in February 1995. The Company received $1,800,000 from the sale of equity securities in a private placement during the third quarter of 1995, and $3,000,000 from the sale of additional equity securities in a private placement during the second quarter of 1996. On December 19, 1996 the Company completed an initial public offering of its common stock which generated net proceeds to the Company of $14,082,048.

     Capital expenditures during 1996 were $494,577, as compared to expenditures of $579,983 during the period from inception on February 22, 1995 to December 31, 1995. The expenditures during both periods represented the purchase of the significant technology platform components of the integrated information capture and delivery system as well as purchases required to support the Company's growing employee base.

     The Company's development contracts generally require that payments be made by the customer at the time of contract execution and at the achievment of certain milestones in the development process. These payments are normally received in advance of the Company's recognition of the associated revenue. The timing of customer payments for program operation services varies by contract, but typically occurs prior to the associated services being provided. The Company recognizes deferred revenue for amounts billed for these services in advance of the rendering of the services. The advance payments have been a source of liquidity for the Company. The Company anticipates that its billing practices are likely to continue in this manner in the forseeable future.

     The Company has been substantially dependent upon the public and private sale of securities to fund its research and development activities and working capital requirements. In order to implement programs using the Company's integrated information capture and delivery system, the Company will be required to devote substantial additional assets to the development of technology, the construction of physical facilities and the acquisition of telephone and computer equipment. The Company will also be required to retain the services of employees in advance of obtaining contracts to provide services.

     Inflation

     Inflation did not have a significant impact on the Company's costs during 1996 or the period from inception on February 22, 1995 to December 31, 1995. The Company continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

     Forward Looking Statements

     When used in this and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result," "expects," "plans," "will continue," "is anticipated," "estimated," "project," or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or
unanticipated  events  or  circumstances   occurring  after  the  date  of  such
statements.

Item 8.  Financial Statements.

Index to Financial Statements                                         Page
-----------------------------                                         ----
Independent Auditors' Report                                           21
Balance Sheets                                                         22
Statements of Operations                                               23
Statements of Stockholders' Equity                                     24
Statements of Cash Flows                                               25
Notes to Financial Statements                                          26-31

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Patient Infosystems, Inc.:

We have audited the accompanying balance sheets of Patient Infosystems, Inc. (a development stage enterprise) as of December 31, 1996 and 1995 and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1996 and for the periods from February 22, 1995 (Inception) to December 31, 1995 and from February 22, 1995 (Inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Patient Infosystems, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for the year ended December 31, 1996 and for the periods from February 22, 1995 (Inception) to December 31, 1995 and from February 22, 1995 (Inception) to December 31, 1996 in conformity with generally accepted accounting principles.



Deloitte & Touche LLP
Rochester, New York
January 31, 1997

PATIENT INFOSYSTEMS, INC.
(A Development Stage Enterprise)

BALANCE SHEETS
DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------

ASSETS                                                   1996           1995

CURRENT ASSETS:
  Cash and cash equivalents                          $15,666,609    $ 1,182,080
  Accounts receivable                                    386,215          4,055
  Prepaid expenses and other
     current assets                                      170,526         23,984
                                                     -----------    -----------
        Total current assets                          16,223,350      1,210,119

PROPERTY AND EQUIPMENT, net                              862,037        553,510
                                                     -----------    -----------

TOTAL ASSETS                                         $17,085,387    $ 1,763,629
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                   $   196,674    $   362,769
  Accrued salaries and wages                             127,029         48,259
  Accrued initial public offering costs                  446,568           --
  Accrued expenses                                       211,457         19,381
  Deferred revenue                                       582,783        168,055
  Accrued loss on development contracts                   67,139           --
                                                     -----------    -----------
        Total current liabilities                      1,631,650        598,464
                                                     -----------    -----------

COMMITMENTS  (Note 6)

STOCKHOLDERS' EQUITY:
  Preferred stock - $.01 par value:
    shares - authorized: 5,000,000;
    Series A Convertible Preferred Stock;
        issued and outstanding:
        1996 -0-; 1995 - 1,800,000                          --           18,000
    Series B Convertible Preferred Stock;
        issued and outstanding:  None                       --             --
  Common stock - $.01 par value:  shares
    - authorized: 20,000,000; issued and
    outstanding:  1996 - 7,653,202;
    1995 - 3,602,880                                      76,532         36,029
  Additional paid-in capital                          19,300,293      2,227,788
  Deficit accumulated during the
    development stage                                (3,923,088)     (1,116,652)
                                                     -----------    -----------
        Total stockholders' equity                    15,453,737      1,165,165
                                                     -----------    -----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $17,085,387    $ 1,763,629
                                                     ===========    ===========



See notes to financial statements.

PATIENT INFOSYSTEMS, INC.
(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                Period from       Period from
                                             February 22, 1995 February 22, 1995
                                 Year ended    (Inception) to    (Inception) to
                                December 31,    December 31,      December 31,
                                    1996           1995              1996

REVENUES                        $   845,412     $   113,000        $   958,412
                                -----------     -----------        -----------

COSTS AND EXPENSES:
  Cost of sales                     748,322         111,870            860,192
  Sales and marketing               913,547         375,384          1,288,931
  General and administrative      1,760,760         678,498          2,439,258
  Research and development          310,552          89,909            400,461
                                -----------     -----------        -----------

     Total costs and expenses     3,733,181       1,255,661          4,988,842
                                -----------     -----------        -----------

OPERATING LOSS                   (2,887,769)     (1,142,661)        (4,030,430)

INTEREST INCOME                      81,333          26,009            107,342
                                -----------     -----------        -----------

NET LOSS                        $(2,806,436)    $(1,116,652)       $(3,923,088)
                                ===========     ===========        ===========

NET LOSS PER COMMON AND
  COMMON SHARE
  EQUIVALENTS                   $      (.44)    $      (.18)       $      (.62)
                                ===========     ===========        ===========


WEIGHTED AVERAGE COMMON
  AND COMMON SHARE
  EQUIVALENTS                     6,347,716       5,954,299          6,347,716
                                ===========     ===========        ===========



See notes to financial statements.

PATIENT INFOSYSTEMS, INC.
(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDERS' EQUITY
PERIOD FROM FEBRUARY 22, 1995 (INCEPTION) TO DECEMBER 31, 1996
--------------------------------------------------------------------------------

                                                                                                            Deficit
                                                                                                          Accumulated
                                                                                            Additional    During the      Total
                                                Preferred Stock          Common Stock        Paid-in      Development  Stockholders'
                                               Shares      Amount      Shares     Amount     Capital         Stage        Equity

Sale of common stock, substantially
  all of which was issued on
  February 22, 1995 at $0.14 per share            --          --     3,602,880   $36,029      464,371   $      --       $   500,400

Sale of Series A convertible preferred
  stock at $1.00  per share in August and
  September 1995 (net of  issuance
  costs of $18,583)                          1,800,000      18,000        --        --      1,763,417          --         1,781,417

Net loss for the period from
  Inception to  December 31, 1995                 --          --          --        --           --      (1,116,652)     (1,116,652)
                                            ----------     -------   ---------   -------   ----------   -----------     -----------

Balances, December 31, 1995                  1,800,000      18,000   3,602,880    36,029    2,227,788    (1,116,652)      1,165,165

Sale of Series B convertible preferred
  stock at $5.00 per share in May
  and June 1996 (net of issuance
  costs of $3,250)                             600,000       6,000        --        --      2,990,750          --         2,996,750

Compensation expense related to
  issuance of stock warrants                      --          --          --        --         13,208          --            13,208

Exercise of stock warrants                        --          --         4,322        43        2,959          --             3,002

Sale of common stock at $8.00 per share
  in December 1996 (net of issuance
  costs of $1,917,952)                            --          --     2,000,000    20,000   14,062,048          --        14,082,048

Conversion of Series A and B
  convertible preferred stock
  to common stock                           (2,400,000)    (24,000)  2,046,000    20,460        3,540          --              --

Net loss for the year end
  December 31, 1996                               --          --          --        --           --      (2,806,436)     (2,806,436)
                                            ----------     -------   ---------   -------   ----------   -----------     -----------


Balances, December 31, 1996                       --      $   --     7,653,202   $76,532   19,300,293   $(3,923,088)    $15,453,737
                                            ==========    ========   =========   =======   ==========   ===========     ===========


See notes to financial statements.

PATIENT INFOSYSTEMS, INC.
(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                  Period from      Period from
                                                               February 22, 1995 February 22, 1995
                                                   Year ended    (Inception) to   (Inception) to
                                                   December 31,    December 31,     December 31,
                                                      1996            1995             1996

OPERATING ACTIVITIES:
  Net loss                                        $(2,806,436)    $(1,116,652)     $(3,923,088)
  Adjustments to reconcile net
    loss to net cash used in
    operating  activities:
      Depreciation and amortization                   186,050          26,473          212,523
      Compensation expense related
        to issuance of stock warrants                  13,208            --             13,208
      Increase in accounts receivable                (382,160)         (4,055)        (386,215)
      Increase in prepaid expenses and
        other current assets                         (146,542)        (23,984)        (170,526)
      (Decrease) increase in accounts payable        (166,095)        362,769          196,674
      Increase in accrued salaries and wages           78,770          48,259          127,029
      Increase in accrued expenses                    192,076          19,381          211,457
      Increase in deferred revenue                    414,728         168,055          582,783
      Increase in accrued loss on
        development contracts                          67,139            --             67,139
                                                  -----------     -----------      -----------


            Net cash used in operating
              activities                           (2,549,262)       (519,754)      (3,069,016)
                                                  -----------     -----------      -----------

INVESTING ACTIVITY:
  Property and equipment additions                   (494,577)       (579,983)      (1,074,560)
                                                  -----------     -----------      -----------

FINANCING ACTIVITIES:
  Proceeds from issuance of common
    and preferred stock, net                       17,081,800       2,281,817       19,363,617
  Increase in accrued initial
    public offering costs                             446,568            --            446,568
                                                  -----------     -----------      -----------

            Net cash provided by
              financing activities                 17,528,368       2,281,817       19,810,185
                                                  -----------     -----------      -----------

INCREASE IN CASH AND CASH  EQUIVALENTS             14,484,529       1,182,080       15,666,609

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                               1,182,080            --               --
                                                  -----------     -----------      -----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                   $15,666,609     $ 1,182,080      $15,666,609
                                                  ===========     ===========      ===========



See notes to financial statements.

PATIENT INFOSYSTEMS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
PERIODS ENDED DECEMBER 31, 1995 AND 1996
--------------------------------------------------------------------------------

1.    BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Organization - Patient Infosystems, Inc. designs and develops health care information systems and services to manage, collect and analyze patient-related information to improve patient compliance with prescribed treatment protocols. Through its various patient compliance programs for disease state management, the Company provides important benefits for the patient, the health care provider and the payor. The Company was incorporated in Delaware on February 22, 1995 under the name DSMI Corp., changed its name to Disease State Management, Inc. on October 13, 1995, and on June 28, 1996 changed its name to Patient Infosystems, Inc. The Company has selected December 31 as the close of its fiscal year.

Development Stage Activities - Through December 31, 1996 the Company's development activities have consisted primarily of efforts to raise funds, develop the first application of its information capture and delivery system (which is a system that proactively collects and analyzes information relevant to patients in specific disease categories to improve patient compliance with prescribed regimens), and market its disease management programs for specific diseases. Successful completion of the Company's program development, and ultimately the attainment of profitable operations, is dependent upon future events, including achieving market acceptance of its products.

Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

Fair Value of Financial Instruments - The Company's financial instruments consist of cash and cash equivalents, accounts receivable and accounts payable which are carried at cost, which approximates fair market value.

Revenue Recognition and Deferred Revenue - The Company's principal source of revenue to date has been from contracts with a pharmaceutical company for the development and operation of disease management programs for chronic diseases. Deferred revenue represents amounts billed in advance under these contracts. Future revenue sources are expected to include disease management programs and other health care information system applications.

Development Contracts - The Company's program development contracts typically require payment from the customer at the time that the contract is executed, with additional payments made as certain development milestones are met. Development contract revenue is recognized on a percentage of completion basis, in accordance with the ratio of total development cost incurred to the estimated total development costs for the entire project. Losses, if any, are recognized in full as identified.

Program Operations - The Company's program operation contracts call for a per enrolled patient fee to be paid by the customer for a series of program services as defined in the contract. The timing of customer payments varies by contract, but typically occurs in advance of the associated services being provided. Revenues from program operations are recognized ratably as the program services are delivered.

Cash and Cash Equivalents - Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less.

Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high credit quality institutions.

The Company's current contracts are concentrated in a small number of customers, with six of the Company's fifteen contracts being with one customer. Consequently, the loss of any one of its customers could have a material adverse effect on the Company and its operations.

During the year ended December 31, 1996, and the period from February 22, 1995 (Inception) to December 31, 1995, approximately $796,800 (94%) and $84,000 (74%), respectively, of the Company's revenues arose from contracts with one customer. At December 31, 1996 and December 31, 1995, accounts receivable included balances of $265,940 and $0, respectively, from contracts with that customer.

Property and Equipment - Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 10 years.

In 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used be reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value less cost to sell. The adoption of SFAS No. 121 did not have a material effect on the Company's financial position or results of operations.

Research and Development - Research and development costs consist principally of
compensation  and  benefits  paid  to  Company   employees.   All  research  and
development costs are expensed as incurred.

Income Taxes - The Company uses the asset and liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under the asset and liability method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards.

Net Loss Per Share - Net loss per share is based on the weighted average number of common shares outstanding subsequent to the Company's initial public offering in 1996. Pursuant to rules of the Securities and Exchange Commission Staff, all common and common equivalent shares issued by the Company at a price less than the initial public offering price during at least the 12 months preceding the offering date (using the treasury stock method until shares are issued) have been included in the calculation of common and common equivalent shares outstanding for all periods presented prior to the December 1996 initial public offering.

Retirement  Plan - The  Company  has a  retirement  plan which  qualifies  under
Section 401(k) of the Internal Revenue Code. This retirement plan allows eligible employees to contribute 1% to 15% of their income on a pretax basis to the plan. The Company's annual contribution to the plan is at the discretion of the Board of Directors. The Company made no contributions to this plan in 1996 or 1995.

Stock Split - On November 22, 1996, the Company effected a .72-for-1 reverse stock split of all outstanding shares of common stock. Accordingly, all shares and per share amounts have been adjusted to reflect the reverse stock split as though it had occurred at February 22, 1995.

2.   PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

                                          December 31   December 31,
                                             1996          1995

Computer software                         $  307,735     $137,153
Computer equipment                           409,681      242,393
Telephone equipment                          134,656      120,233
Leasehold improvements                        37,729       12,200
Office furniture and equipment               184,708       68,004
                                          ----------     --------
                                           1,074,509      579,983
Less accumulated depreciation
  and amortization                           212,472       26,473
                                          ----------     --------

Property and equipment, net               $  862,037     $553,510
                                          ==========     ========

3.   INCOME TAXES

The Company has not recorded any income tax expense during the period from Inception to December 31, 1996 because of operating losses incurred since inception.

As of December 31, 1996, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $3,900,000 which are available to offset future Federal taxable income. These carryforwards expire in 2011. No tax benefit relating to the net operating loss carryforwards has been reflected in the financial statements due to the uncertainty regarding the utilization of any such benefit, and a valuation allowance has been recognized to offset any deferred tax asset related to this item. Future benefit may occur to the extent taxable income is earned prior to the expiration of the carryforward period.

4.   PUBLIC OFFERING OF COMMON STOCK

In December 1996, the Company sold 2,000,000 shares of common stock through an initial public offering which generated net proceeds of $14,082,048 after deducting applicable issuance costs and expenses. On January 8, 1997, an additional 300,000 shares of common stock were sold pursuant to an underwriters over-allotment provision, which generated net proceeds to the Company of $2,232,000 after deducting underwriting discounts and commissions.

In connection with this initial public offering, the Company's outstanding shares of Series A and B convertible preferred stock were converted into 2,046,000 shares of common stock.

5.    STOCK OPTIONS AND WARRANTS

The Company has an Employee Stock Option Plan (the "Stock Option Plan") for the benefit of certain employees, non-employee directors, and key advisors. The Company has adopted the disclosures-only provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the Stock Option Plan as it relates to employees. Had compensation cost for the Company's stock option plan been determined based on the fair value at the date of grant for awards consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per common and common share equivalents would have been increased to the pro forma amounts indicated below:

                                                Period from       Period from
                                             February 22, 1995 February 22, 1995
                                                (Inception)       (Inception)
                               Year ended     to December 31,   to December 31,
                           December 31, 1996       1995              1996

Net loss - as reported       $(2,806,436)      $(1,116,652)      $(3,923,088)

Net loss - pro forma         $(2,879,457)      $(1,125,428)      $(4,004,885)

Net loss per common
  and common share
  equivalents - as reported  $      (.44)      $      (.18)      $      (.62)

Net loss per common
  and common share
  equivalents - pro forma    $      (.46)      $      (.18)      $      (.64)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using an assumed risk-free interest rate of 7% and an expected life of 7 years. As the Company was still considered a private company for the purposes of applying SFAS No. 123 for the period from Inception to June 30, 1996, the Company did not include a volatility factor assumption in its fair value model. For the options granted after July 1, 1996, the Company has used a volatility factor of .60. For purposes of pro forma disclosure, the estimated fair value of each option is amortized to expense over that option's vesting period. The Stock Option Plan authorizes 1,080,000 shares of common stock to be issued.

Stock options granted under the Stock Option Plan may be of two types: (1) incentive stock options and (2) nonqualified stock options. The option price of such grants shall be determined by a Committee of the Board of Directors (the "Committee"), but shall not be less than the estimated fair market value of the common stock at the date the option is granted. The terms of the grants shall be fixed by the Committee, with no term lasting longer than ten years. The ability to exercise such options shall be determined by the Committee when the options are granted. All of the outstanding options vest at the rate of 20% per year with the exception of 36,000 options which were vested as of the date of grant.

A summary of stock option activity follows:

                                                                    Weighted-
                                                  Outstanding        Average
                                                    Options       Exercise Price
Options granted during the period
  from Inception to December 31, 1995
  (weighted average fair value of $.13)             658,800           $ .35

Options forfeited by holders during the
  period from Inception to December 31, 1995        (65,520)          $ .54

Options exercised during the period
  from Inception to December 31, 1995                (2,880)          $ .14
                                                    -------

Options outstanding at December 31, 1995            590,400           $ .33

Options granted during the year ended
  December 31, 1996 (weighted average
  fair value of $3.24)                              365,400           $5.32

Options forfeited by holders during the year
  ended December 31, 1996                           (63,840)          $ .87
                                                    -------

Options outstanding at December 31, 1996            891,960           $2.34
                                                    =======

Options exercisable at December 31, 1996            154,320           $ .30
                                                    =======

Options available for grant at December 31, 1996    188,040
                                                    =======

The  following  table   summarizes   information   concerning   outstanding  and
exercisable options at December 31, 1996:

                           Options Outstanding            Options Exercisable
                  ------------------------------------   ----------------------
                                 Weighted
                                 Average     Weighted                  Weighted
                                Remaining     Average                   Average
   Range of          Number    Contractual   Exercise      Number      Exercise
Exercise Price    Outstanding      Life        Price     Exercisable     Price

  $.14 - $.99       504,900        8.34       $  .28       143,460         .24

 $1.00 - $1.99      104,040        8.88         1.42         9,360        1.04

 $2.00 - $4.99      130,740        9.25         2.08         1,500        2.08

$5.00 - $10.00      152,280        9.83        10.00          --           --
                    -------                                -------

                    891,960                                154,320
                    =======                                =======


The Company also has outstanding stock purchase warrants entitling the holders to purchase a total of 100,800 shares of common stock at prices ranging from $.14 to $10.00 per share (weighted average exercise price of $.84). At December 31, 1996, 25,920 of these warrants are currently vested, with the remaining 74,880 warrants vesting at 20% per year. The Company has recorded compensation cost of $13,208 for the year ended December 31, 1996 in connection with the issuance of these warrants.

6.   COMMITMENTS

The Company leases office space for its main operating facility under an operating lease agreement expiring in November 1999. Rental expense from this lease for the year ended December 31, 1996 and the period from Inception to December 31, 1995 was $70,479 and $40,375, respectively.

At December 31, 1996, future minimum lease payments under this lease are summarized as follows:

                1997                               $152,910
                1998                                158,608
                1999                                150,535
                                                   --------

                                                   $462,053
                                                   ========

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     The following table sets forth certain information concerning the Company's directors and executive officers as of February 28,1997.

Name                                Age   Position
----                                ---   --------
Derace L. Schaffer, M.D...........   48   Chairman of the Board
Donald A. Carlberg................   45   Director, President and Chief
                                              Executive Officer
Gregory D. Brown..................   35   Senior Vice President, Chief Financial
                                              Officer, Secretary and Treasurer
James D. Turner...................   37   Senior Vice President, Sales and
                                              Marketing
Kent A. Tapper....................   41   Vice President, Systems Engineering
John Pappajohn....................   68   Director
Barbara J. McNeil, M.D., Ph.D.....   56   Director
Carl F. Kohrt, Ph.D...............   53   Director

     Derace L. Schaffer, M.D. has been Chairman of the Board and a Director of the Company since its inception in February 1995. Since 1980 Dr. Schaffer has been the President of The Ide Group, P.C., a group of physicians providing radiological services at multiple locations in New York State, and since 1990 he has also been President of The Lan Group, a venture capital firm specializing in health care investments. He serves as a Clinical Professor at the University of Rochester School of Medicine and a Director of NeuralTech, Inc., NeuralMed, Inc., Preferred Oncology Networks of America, Inc., American Physician Partners, Inc., The Care Group, Inc., Oncor, Inc. and Medifax, Inc. as well as several not-for-profit corporations.

     Donald A. Carlberg has been President, Chief Executive Officer and a Director of the Company since its inception. From February 1993 to December 1994 Mr. Carlberg served as Chief Executive Officer of Patient Management Technologies, Inc., a medical services consulting company, which he founded. From 1992 to 1994 Mr. Carlberg served as Senior Vice President Sales and Marketing for Neurocare, Inc./Paradigm Health Corp. From 1990 to 1992 Mr. Carlberg served as Director of Managed Care for Baxter Healthcare International where he started managed care initiatives for its Caremark Division. From 1985 to 1990 Mr. Carlberg held several senior level positions in managed care at Blue Cross/Blue Shield of Rochester, New York and Independence Blue Cross in Philadelphia, Pennsylvania.

     Gregory D. Brown has been Senior Vice President, Chief Financial Officer, Secretary and Treasurer of the Company since May 1995. From 1989 to 1995 Mr. Brown was Chief Financial Officer of Pappajohn Capital Resources, a venture capital firm specializing in health care investments, and Equity Dynamics, Inc., a financial consulting firm, both located in Des Moines, Iowa. From 1984 to 1989 Mr. Brown was a Senior Accountant with Vroman, McGowen, Hurst, Clark & Smith, P.C., a certified public accounting firm.

     James D. Turner has been Senior Vice President, Sales and Marketing of the Company since September 1996. Mr. Turner served as Director of Business
Development for Preferred Oncology Networks of America, Inc. from January 1996 to September 1996. From 1987 to 1995 Mr. Turner held various sales, marketing and business development positions with divisions of Coram Healthcare, Inc. and Baxter Healthcare International, most recently as Director of Business Development.

     Kent A. Tapper has been Vice President, Systems Engineering of the Company since July 1995. Prior to joining the Company and since 1992, Mr. Tapper was Product Manager, Audio Response and Call Center Platforms for Northern Telecom, Inc. From 1983 to 1992 Mr. Tapper held Product Manager, Systems Engineering Manager and various engineering management positions with Northern Telecom.

     John Pappajohn has been a Director of the Company since its inception, and served as its Secretary and Treasurer from inception through May 1995. Since 1969 Mr. Pappajohn has been the sole owner of Pappajohn Capital Resources, a venture capital firm specializing in health care investments, and President of Equity Dynamics, Inc., a financial consulting firm, both located in Des Moines, Iowa. He serves as a Director for the following public companies: CORE, Inc., Drug Screening Systems, Inc., Fuisz Technologies, Ltd., GalaGen, Inc., OncorMed, Inc., The Care Group, Inc., HealthDesk Corporation, United Systems Technology, Inc. and Pace Health Management Systems, Inc.

     Barbara J. McNeil, M.D., Ph.D. has been a Director of the Company since May 1995. Dr. McNeil is Head of the Department of Health Care Policy and a Professor of Radiology at Harvard Medical School where she has served in various capacities since 1971. For four years she has served as Chair of the Blue Cross Massachusetts Hospital Association Fund for Cooperative Innovation and currently she is a member of the National Council on Radiation Protection, the American College of Radiology and its Board of Chancellors, the Society of Nuclear
Medicine, the Advisory Council for the Agency for Health Care Policy and Research, and the National Academy of Sciences' Institute of Medicine where she is a Council member. She also serves as a Director of CV Therapeutics, Inc.

     Carl F. Kohrt, Ph.D. has been a Director of the Company since April 1996. Dr. Kohrt is Executive Vice President and Assistant Chief Operating Officer of the Eastman Kodak Company, where he has served in various capacities since 1971. Dr. Kohrt is a recipient of a Sloan Fellowship for study at Massachusetts Institute of Technology.

     No family relationship exists between any of the above executive officers. The normal term of office for all executive officers listed above runs from one Annual Meeting of Stockholders of the Company to the next, or approximately one year.

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based on a review of the copies of reports furnished to the Company, the Company believes that during the year ended December 31, 1996 all filing requirements applicable to its officers, directors and ten percent beneficial owners were met, except that initial reports of beneficial ownership on Form 3 were filed late.

Committees of the Board of Directors

     The Board of Directors of the Company has appointed two committees: the Audit Committee and the Compensation Committee. The Audit Committee periodically reviews the Company's auditing practices and procedures, makes recommendations to management or to the Board of Directors as to any changes to such practices and procedures deemed necessary from time to time to comply with applicable auditing rules, regulations and practices, and recommends independent auditors for the Company to be elected by the stockholders. The Compensation Committee meets periodically to make recommendations to the Board of Directors concerning the compensation and benefits payable to the Company's executive officers and other senior executives. The Company reimburses directors for their out-of-pocket expenses incurred in attending Board and Committee meetings.

Item 11. Executive Compensation.

Director Compensation

     During 1996 no separate cash compensation or fees are payable to directors of the Company, other than reimbursement of expenses incurred in connection with attending meetings.

     On April 8, 1996, the Company granted options to acquire 36,000 shares of Common Stock at an exercise price of $2.08 per share to Dr. Carl Kohrt, a director of the Company.

Executive Compensation

     The following table sets forth the compensation paid or accrued by the Company for services rendered in all capacities for executive officers of the Company who received compensation in excess of $100,000 during the period from inception on February 22, 1995 to December 31, 1995 and during 1996.

                           Summary Compensation Table

                                                                                                 Long-Term
                                                                                            Compensation Awards
                                                    Annual Compensation                    Securities Underlying
                                                    --------------------                          Options
Name and Principal Position                Year             Salary            Bonus                 (#)
---------------------------                ----             ------            -----         -------------------
Donald A. Carlberg, President               1996          $131,731           $25,000               18,000
and Chief Executive Officer                 1995(1)        $96,417           $15,000              216,000

Gregory D. Brown, Sr. Vice                  1996          $103,077           $20,000               10,800
President, Chief Financial                  1995(1)        $60,034                $0               90,000
Officer, Secretary and Treasurer

Giancarla Miele, Vice President             1996          $103,077            $5,000               36,000
of Operations (2)                           1995(1)        $16,912                $0               36,000

George T. Witter, Vice President            1996          $119,062           $12,500               18,000
of Sales (3)                                1995(1)        $49,512                $0               54,000


(1) Reflects compensation paid from inception on February 22, 1995 to December 31, 1995.

(2) Ms. Miele resigned her position as Vice President of Operations as of February 7, 1997.

(3) Mr. Witter resigned his position as Vice President of Sales as of November 1, 1996.


The following table sets forth certain information regarding options granted to the Chief Executive Officer and other executive officers of the Company during 1996.

                              Option Grants in 1996

                               Individual Grants                                 Potential Realizable Value
                             -----------------------                             at Assumed Annual Rates of
                          Number of         % of Total                          Stock Price Appreciation for
                          Securities      Options Granted  Exercise                    Option Term (2)
                      Underlying Options  to Employees in    Price   Expiration -----------------------------
        Name            Granted (#)(1)      Fiscal Year     $/Share     Date        5% ($)        10% ($)
        ----            --------------      -----------     -------     ----        ------        -------
Donald A. Carlberg          18,000             4.9%          $2.08    4/08/06     $23,546         $59,670
Gregory D. Brown            10,800             3.0%          $2.08    4/08/06      14,127          35,802
James D. Turner             72,000            19.7%         $10.00   11/22/06     452,804       1,147,495
George T. Witter            18,000             4.9%          $2.08    4/08/06      23,546          59,670
Giancarla C. Miele          36,000             9.9%          $2.08    4/08/06      47,092         119,340


(1) All options will become exercisable at the rate of 20% per year from the date of grant and have ten year terms as long as the optionee's employment with the Company continues. The exercise price of each option is equal to the fair market value of the underlying Common Stock on the date of the grant, as determined by the Board of Directors.

(2) Future value of current year grants assumes appreciation in the market value of the Common Stock of 5% and 10% per year over the ten-year option period as required by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of actual values. The actual value realized may be greater than or less than the potential realizable values set forth in the table.

No stock options were exercised by the Chief Executive Officer or other executive officers of the Company during 1996. The following table sets forth certain information regarding unexercised options held by the Chief Executive Officer and other executive officers of the Company at December 31, 1996.

                         December 31, 1996 Option Values

                         Number of Securities Underlying Unexercised             Value of Unexercised
                                         Options at                             In-the-Money Options at
                                    December 31, 1996(#)                        December 31, 1996($)(1)
                                    --------------------                        -----------------------
Name                        Exercisable           Unexercisable           Exercisable           Unexercisable
----                        -----------           -------------           -----------           -------------
Donald A. Carlberg              72,000                162,000              $651,960               $1,425,060
Gregory D. Brown                18,000                 82,800               162,000                  725,436
James A. Turner                      0                 72,000                     0                        0
Kent A. Tapper                   7,200                 28,800                65,592                  262,368
Giancarla C. Miele               7,200                 64,800                59,112                  494,568


(1) Calculated based upon $9.25 market value of the underlying securities as of December 31, 1996.

Stock Option Plan

     The Company's Stock Option Plan (the "Plan") was originally adopted by the Board of Directors and stockholders in June 1995. Up to 1,080,000 shares of Common Stock have been authorized and reserved for issuance under the Plan. Under the Plan, options may be granted in the form of incentive stock options ("ISOs") or non-qualified stock options ("NQOs") from time to time to salaried employees, officers, directors and consultants of the Company, as determined by the Compensation Committee of the Board of Directors. The Compensation Committee determines the terms and conditions of options granted under the Plan, including the exercise price. The Plan provides that the Committee must establish an exercise price for ISOs that is not less than the fair market value per share at the date of the grant. However, if ISOs are granted to persons owning more than 10% of the voting stock of the Company, the Plan provides that the exercise price must not be less than 110% of the fair market value per share at the date of the grant. The Plan also provides for a non-employee director to be entitled to receive a one-time grant of a NQO to purchase 36,000 shares at an exercise price equal to fair market value per share on the date of their initial election to the Company's Board of Directors. Such NQO is exercisable only during the non-employee director's term and automatically expires on the date such director's service terminates. Each option, whether an ISO or NQO, must expire within ten years of the date of the grant.

     As of December 31, 1996 there were 891,960 options outstanding under the Plan, 378,900 of which have an exercise price of $.14 per share, 126,000 of which have an exercise price of $.69 per share, 46,800 of which have an exercise price of $1.04 per share, 57,240 of which have an exercise price of $1.74 per share, 130,740 of which have an exercise price of $2.08 per share, and 152,280 of which have an exercise price of $10.00 per share. Of these options, 36,000 were granted as of March 1, 1995 to Mr. Carlberg and vested immediately. The remainder of Mr. Carlberg's options and all other options granted under the plan vest as to 20% of the option grant on the first anniversary of the grant, and 20% on each subsequent anniversary.

Employment Agreement

     The Company has entered into an employment agreement with Mr. Carlberg as its President and Chief Executive Officer dated March 1, 1995, which has a term of one year and is automatically renewed for successive one-year periods unless either party receives written notice from the other party of such party's intention not to renew within 60 days of the agreement's expiration date. The agreement calls for Mr. Carlberg to receive a base salary of $125,000 per year, which was increased to $150,000 per year in September 1996. Upon execution of the agreement, Mr. Carlberg received a $15,000 signing bonus and an option to purchase up to 180,000 shares of Common Stock of the Company at an exercise price of

$.14 per share, and on March 1, 1996 he received a $25,000 bonus. The option has a ten-year term, vests over five years and was 20% vested upon grant. The remainder of the option vests at a rate of 20% per year, and the option is therefore fully exercisable after the first five years of employment. Mr. Carlberg is eligible for any discretionary bonuses and additional option grants in amounts to be determined by the Company's Board of Directors based upon the performance of the Company and Mr. Carlberg. The agreement prohibits Mr. Carlberg from engaging in any business activity involving the measurement of clinical outcomes for patients with acute or chronic diseases, or the measurement of patient compliance with prescribed treatments for acute or chronic diseases within one year of the termination of his employment with the Company.

Board Compensation Committee Report on Executive Compensation

     Because the Company completed its public offering in late December 1996 no formal Compensation Committee meetings have yet been held. Compensation for the Company's Executive Officers was determined in light of the responsibilities involved in commencing the Company's business operations, developing its initial customer relationships and negotiating with the Company's investment bankers.

     The Compensation Committee intends to evaluate the performance of each executive officer of the Company in the context of the goals and challenges that the Company faces over the next year. Because of the Company's early stage of development, the Committee will consider factors other than profitability in determining compensation for the next year.

Item 12. Security Ownership of Certain Beneficial Owners and Management.


The following table sets forth certain information regarding the beneficial ownership of the shares of the Company's Common Stock as of December 31, 1996,
(i) by each person the Company knows to be the beneficial owner of 5% or more of the outstanding shares of Common Stock, (ii) each named executive officer listed in the Summary Compensation Table, (iii) each director of the Company and (iv) all executive officers and directors of the Company as a group.

                                                 Shares             Percentage
                                              Beneficially         Beneficially
            Beneficial Owner (1)                 Owned                 Owned
            --------------------                 -----                 -----
Derace L. Schaffer (2)......................   1,711,700              21.4%
John Pappajohn (3)..........................   1,449,680              18.1%
Edgewater Private Equity Fund II, L.P.,          970,000              12.2%
666 Grand Avenue, Suite 200
Des Moines, IA 50309
Donald A. Carlberg (4)......................      72,000                *
Gregory D. Brown (5)........................      23,760                *
James D. Turner (6).........................           -                *
Kent A. Tapper (7)..........................       7,300                *
Barbara J. McNeil  (7)......................       7,200                *
Carl F. Kohrt (8)...........................           -                *
All directors and executive officers as a
group (8 persons) (9).......................   3,271,640              38.9%

----------
*    Less than one percent.

(1) Unless otherwise noted, the address of each of the listed persons is c/o the Company at 46 Prince Street, Rochester, New York 14607.

(2) Includes 288,000 shares held by Dr. Schaffer's minor children. Also includes 7,200 shares which are issuable upon the exercise of options that are either currently exercisable or which become exercisable within 60 days of December 31, 1996. Does not include 28,800 shares subject to outstanding options which are not exercisable within 60 days of December 31, 1996.

(3) Includes 360,000 shares held by Halkis, Ltd., a sole proprietorship owned by Mr. Pappajohn, 360,000 shares held by Thebes, Ltd., a sole proprietorship owned by Mr. Pappajohn's spouse and 360,000 shares held directly by Mr. Pappajohn's spouse. Mr. Pappajohn disclaims beneficial ownership of the shares owned by Thebes, Ltd. and by his spouse. Includes options to purchase 7,200 shares which are either currently exercisable or which become exercisable within 60 days of December 31, 1996. Does not include 28,800 shares subject to outstanding options which are not exercisable within 60 days of December 31, 1996.

(4) Represents options to purchase 72,000 shares which are either currently exercisable or which become exercisable within 60 days of the date of December 31, 1996. Does not include 162,000 shares subject to outstanding options which are not exercisable within 60 days of December 31, 1996.

(5) Includes options to purchase 18,000 shares which are either currently exercisable or which become exercisable within 60 days of December 31, 1996. Does not include 82,800 shares subject to outstanding options which are not exercisable within 60 days of December 31, 1996.

(6) Does not include 72,000 shares subject to outstanding options which are not exercisable within 60 days of December 31, 1996.

(7) Includes options to purchase 7,200 shares which are either currently exercisable or which become exercisable within 60 days of December 31, 1996. Does not include 28,800 shares subject to outstanding options which are not exercisable within 60 days of December 31, 1996.

(8) Does not include 36,000 shares subject to outstanding options which are not exercisable within 60 days of December 31, 1996.

(9) Includes options to purchase 118,800 shares which are either currently exercisable or which become exercisable within 60 days of December 31, 1996. Does not include 468,000 shares subject to outstanding options and warrants which are not exercisable within 60 days of December 31, 1996.

Item 13. Certain Relationships and Related Transactions

     The Company was initially capitalized on February 22, 1995 through the sale of 3,600,000 shares of its Common Stock for $.14 per share. Included among the participants in that transaction were Dr. Derace Schaffer, Chairman of the Board, who purchase 1,656,000 shares, Dr. Schaffer's spouse who purchased 144,000 shares, John Pappajohn, a director, who purchased 541,800 shares, a sole proprietorship owned by Mr. Pappajohn which purchased 360,000 shares. Mr. Pappajohn's spouse, who purchased 360,000 shares, and a sole proprietorship owned by Mr. Pappajohn's spouse which purchase 360,000 shares.

     In August and September of 1995 the Company sold 1,800,000 shares of its Series A Preferred Stock in a private placement for $1.00 per share. Included among the participants in that transaction were Gregory D. Brown, Sr., Vice President, Chief Financial Officer, Secretary and Treasurer, who purchased 10,000 shares, and Mr. Pappajohn who purchased 10,000 shares. In addition, Edgewater Private Equity Fund II, L.P., ("Edgewater"), a five percent owner of the Common Stock of the Company, acquired 1,000,000 shares of Series A Preferred Stock in the Series A Preferred Stock offering.

     In May and June 1996, the Company sold 600,000 shares of its Series B Preferred Stock in a private placement for $5.00 per share. Included among the participants in that transaction were Dr. Schaffer, who purchased 20,000 shares, Mr. Pappajohn, who purchased 40,000 shares, and Edgewater which purchased 200,000 shares.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Financial Statements:

The financial statements of the Company are included in Part II, Item 8.

(b)  Reports on Form 8 - K:

No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1996.

(c)  Exhibits:

         Exhibit #         Description of Exhibits
         ---------         -----------------------
         (3)               Articles of Incorporation and By-Laws:

                           Certificate of Incorporation
                           Incorporated herein by reference from Exhibit 3.1 on Form S-1 Registration Statement of the Company, filed with the Commission on December 17, 1996.

                           By-Laws
                           Incorporated herein by reference from Exhibit 3.3 on Form S-1 Registration Statement of the Company, filed with the Commission on December 17, 1996.

         (10)              Material contracts:

                           10.1 Employment agreement with Donald A. Carlberg, President and Chief Executive Officer, dated March 1, 1995, incorporated by reference from Exhibit 10.1 on Form S-1 Registration Statement of the Company, filed with the Commission on December 17, 1996.

                           10.2 Patient Infosystems, Inc. Stock Option Plan, incorporated by reference from Exhibit 10.2 on Form S-1 Registration Statement of the Company, filed with the Commission on December 17, 1996.

                           10.3 Patient Infosystems, Inc. Stock Option Agreement, incorporated by reference from Exhibit
                           10.3 on Form S-1 Registration Statement of the Company, filed with the Commission on December 17, 1996.

                           10.4 Services Agreement dated September 18, 1995 between the Company and Bristol-Myers Squibb U.S. Pharmaceuticals, a division of Bristol-Myers Squibb Company, incorporated by reference from Exhibit 10.4 on Form S-1 Registration Statement of the Company, filed with the Commission on December 17, 1996.

                           10.5 Services Agreement dated February 1, 1996 between the Company and Bristol-Myers Squibb U.S. Pharmaceuticals, a division of Bristol-Myers Squibb Company, incorporated by reference from Exhibit 10.5 on Form S-1 Registration Statement of the Company, filed with the Commission on December 17, 1996.

                           10.6 Services Agreement dated March 30, 1996 between the Company and Bristol-Myers Squibb Oncology, a division of Bristol-Myers Squibb Company, incorporated by reference from Exhibit 10.6 on Form S-1 Registration Statement of the Company, filed with the Commission on December 17, 1996.

                           10.7 Services Agreement dated April 23, 1996 between the Company and Bristol-Myers Squibb Oncology/Immunology, a division of Bristol-Myers Squibb Company, incorporated by reference from
                           Exhibit 10.7 on Form S-1 Registration Statement of the Company, filed with the Commission on December 17, 1996.

                           10.8 Services Agreement dated October 16, 1995 between the Company and Bristol-Myers Squibb U.S. Pharmaceuticals, a division of Bristol-Myers Squibb Company, incorporated by reference from Exhibit 10.8 on Form S-1 Registration Statement of the Company, filed with the Commission on December 17, 1996.

                           10.9 Services Agreement dated June 24, 1996 between the Company and American HomePatient, Inc., incorporated by reference from Exhibit 10.9 on Form S-1 Registration Statement of the Company, filed with the Commission on December 17, 1996.

                           10.10 Services Agreement dated June 21, 1996 between the Company and Equifax Healthcare Administrative Services, a division of Equifax, Inc., incorporated by reference from Exhibit 10.10 on Form S-1 Registration Statement of the Company, filed with the Commission on December 17, 1996.

                           10.11 Services Agreement dated July 28, 1996 between the Company and Equifax Healthcare Administrative Services, a division of Equifax, Inc., incorporated by reference from Exhibit 10.11 on Form S-1 Registration Statement of the Company, filed with the Commission on December 17, 1996.

                           10.12 Services Agreement dated September 13, 1996 between the Company and Health Resources, Inc.(Asthma), incorporated by reference from Exhibit
                           10.12 on Form S-1 Registration Statement of the Company, filed with the Commission on December 17, 1996.

                           10.13  Services  Agreement  dated  September 13, 1996
                           between       the       Company       and      Health
                           Resources Inc. (Diabetes), incorporated by reference from Exhibit 10.13 on Form S-1 Registration Statement of the Company, filed with the Commission on December 17, 1996.

                           10.14 Services Agreement dated September 13, 1996 between the Company and Harris Methodist Health Plan, incorporated by reference from Exhibit 10.14 on Form S-1 Registration Statement of the Company, filed with the Commission on December 17, 1996.

         (11) Statement of Computation of Per Share Earnings See page 45 of this Annual report on Form 10-K.

         (27)              Financial Data Schedule
                           Filed electronically

All other exhibits are omitted because they are not applicable or the required information is shown elsewhere in this Annual Report on Form 10-K.

Exhibit 11. Statement of Computation of Per Share Earnings.

                            PATIENT INFOSYSTEMS, INC.
                        COMPUTATION OF EARNINGS PER SHARE

                                                                                  Period From February     Period From February
                                                            Year Ended            22, 1995 (Inception)     22, 1995 (Inception)
                                                         December 31, 1996        to December 31, 1995     to December 31, 1996
                                                         -----------------        --------------------     --------------------
Net Loss ...............................................      $(2,806,436)             $(1,116,652)            $(3,923,088)

Weighted average Common Stock outstanding...............        3,678,435                3,602,880               3,678,435

Weighted average Series A Convertible Preferred Stock
outstanding.............................................        1,296,000                  518,400               1,296,000

Weighted average Series B Convertible Preferred Stock
outstanding.............................................          437,500                        -                 437,500

Staff Accounting Bulletin Common Stock Equivalents:
       Series A Convertible Preferred Stock issued
       August and September 1995, calculated using the
       treasury stock method ...........................               -                   642,600                       -

       Series B Convertible Preferred Stock issued May
       and June 1996, calculated using the treasury
       stock method.....................................           177,365                 375,000                 177,365

       Dilutive effect of stock options granted in the
       preceding twelve months, calculated using the
       treasury stock method............................           758,416                 815,419                 758,416

Number of shares to be used in calculation..............         6,347,716               5,954,299               6,347,716

Loss per common share...................................      $      (.44)             $      (.18)            $      (.62)
                                                              ===========              ===========             ===========

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PATIENT INFOSYSTEMS, INC.

By: /s/ Donald A. Carlberg
    ------------------------------------
    Donald A. Carlberg
    Director, President, and Chief Executive Officer

Pursuant to the requirements the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/ Donald A. Carlberg                            March 24, 1997
     ----------------------------------                 -------------------
     Donald A. Carlberg                                 Date
     Director, President and Chief Executive Officer


By:   /s/ Gregory D. Brown                              March 28, 1997
     ----------------------------------                 -------------------
     Gregory D. Brown                                   Date
     Senior Vice President, Chief Financial Officer,
        Secretary and Treasurer


By:   /s/ Derace Schaffer, M.D.                         March 24, 1997
     ----------------------------------                 -------------------
     Derace Schaffer, M.D.                              Date
     Chairman of the Board


By:   /s/ John Pappajohn                                March 29, 1997
     ----------------------------------                 -------------------
     John Pappajohn                                     Date
     Director


By:  /s/ Barbara J. McNeil, M.D., Ph.D.                 March 24, 1997
     ----------------------------------                 -------------------
     Barbara J. McNeil, M.D., Ph.D.                     Date
     Director


By:  /s/ Carl F. Kohrt, Ph.D.                           March 25, 1997
     ----------------------------------                 -------------------
     Carl F. Kohrt, Ph.D.                               Date
     Director