Form 10-Q
period 1997-03-31
PATIENT INFOSYSTEMS INC
filed 1997-05-15
CIK 1017813

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                               FORM 10-Q

(Mark One)

[ X  ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   March 31, 1997


                                   OR
[    ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
      THE SECURITIES EXCHANGE ACT OF 1934  [NO FEE REQUIRED]

For the transition period from
      ..................................to....................................

Commission file number:   0-22319

                       PATIENT INFOSYSTEMS, INC.
         (Exact name of registrant as specified in its charter)

__________Delaware____________      _________16-1476509______________
(State or other jurisdiction of     (I.R.S. EmployerIdentification No.)
incorporation or organization)

                 46 Prince Street, Rochester, NY 14607
                (Address of principal executive offices)
                               (Zip Code)

                             (716) 242-7200
          (Registrant's telephone number, including area code)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes __X___ No _____

      As of April 30, 1997, 7,971,802 common shares were outstanding.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

PATIENT INFOSYSTEMS, INC.
(A Development Stage Enterprise)

CONDENSED BALANCE SHEETS
--------------------------------------------------------------------------

                                                     March 31,      December 31,
                                                        1997            1996
ASSETS                                              -----------     -----------
                                                    (Unaudited)      (Audited)
CURRENT ASSETS:
Cash and cash equivalents                           $ 7,004,760     $15,666,609
Marketable securities                                10,000,340            --
Accounts receivable                                     196,144         386,215
Accrued interest receivable                              37,077            --
Prepaid expenses and other current assets               116,117         170,526
                                                    -----------     -----------
Total current assets                                 17,354,438      16,223,350

PROPERTY AND EQUIPMENT, net                             902,927         862,037
                                                    -----------     -----------

TOTAL ASSETS                                        $18,257,365     $17,085,387
                                                    ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                    $   497,792     $   196,674
Accrued salaries and wages                              223,765         127,029
Accrued expenses                                        121,993         211,457
Accrued initial public offering costs                      --           446,568
Deferred revenue                                        294,149         582,783
Accrued loss on development contracts                    33,303          67,139
                                                    -----------     -----------
Total current liabilities                             1,171,002       1,631,650
                                                    -----------     -----------

STOCKHOLDERS' EQUITY:
Common stock - $.01 par value: shares authorized:
20,000,000; issued and outstanding: March 31,
1997-7,971,802; December 31, 1996 - 7,653,202            79,718          76,532
Additional paid-in capital                           21,540,616      19,300,293
Unrealized loss on investments available for sale       (22,359)           --
Deficit accumulated during the development stage     (4,511,612)     (3,923,088)
                                                     ----------      ----------
Total stockholders' equity                           17,086,363      15,453,737
                                                     -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $18,257,365     $17,085,387
                                                    ===========     ===========

See notes to condensed financial statements.

PATIENT INFOSYSTEMS, INC.
(A Development Stage Enterprise)

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
---------------------------------------------------------------------

                                         Three         Three      Period From
                                         Months        Months  February 22, 1995
                                         Ended         Ended     (Inception) to
                                        March 31,     March 31,     March 31,
                                          1997          1996          1997
                                          ----          ----          ----

REVENUES                               $  523,477    $  166,236     $1,481,889
                                       ----------    ----------     ----------
COSTS AND EXPENSES:
  Cost of sales                           351,070       163,460      1,211,262
  Sales and marketing                     389,499       182,960      1,678,430
  General and administrative              428,393       388,291      2,867,651
  Research and development                160,762         8,629        561,223
                                          -------         -----        ------
        Total costs and expenses        1,329,724       743,340      6,318,566
                                        ---------       -------      ---------

OPERATING LOSS                           (806,247)     (577,104)    (4,836,677)

INTEREST INCOME                           217,723         8,899        325,065
                                          -------         -----        -------

NET LOSS                              $  (588,524)  $  (568,205)   $(4,511,612)
                                      ===========   ===========    ===========
NET LOSS PER COMMON AND
  COMMON SHARE
  EQUIVALENTS                         $      (.07)  $      (.09)   $      (.57)
                                      ===========   ===========    ===========
WEIGHTED AVERAGE COMMON
  AND COMMON SHARE
  EQUIVALENTS                           7,942,475     6,062,761      7,942,475
                                        =========     =========      =========

See notes to condensed financial statements.

PATIENT INFOSYSTEMS, INC.
(A Development Stage Enterprise)

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------

                                            Three      Three      Period From
                                            Months     Months  February 22, 1995
                                            Ended      Ended     (Inception) to
                                           March 31,  March 31,     March 31,
                                             1997       1996          1997
                                             ----       ----          ----
OPERATING ACTIVITIES:
Net loss                                 $ (588,524) $ (568,205) $(4,511,612)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization                65,268      38,100      277,791
Amortization of premiums/discounts on
available-for-sale marketable securities    (50,420)        --       (50,420)
Decrease (increase) in accts receivable     190,071    (480,388)    (196,144)
Increase in accrued interest receivable     (37,077)       --        (37,077)
Decrease (increase) in prepaid expenses      54,409       5,980     (102,909)
Increase (decrease) in accounts payable     301,118    (215,799)     497,792
Increase (decrease) in accrued salaries      96,736     (15,284)     223,765
(Decrease) increase in accrued expenses     (89,464)     75,397      121,993
(Decrease) increase in deferred revenue    (288,634)    316,945      294,149
(Decrease) increase in accrued loss on
development contracts                       (33,836)        --        33,303
                                            -------     -------    ---------
Net cash used in operating activities      (380,353)   (843,254)  (3,449,369)
                                            -------     -------    ---------

INVESTING ACTIVITY:
Property and equipment additions           (106,158)   (169,353)  (1,180,718)
Purchases of available-for-sale
marketable securities                    (9,972,279)       --     (9,972,279)
                                          ---------     -------    ---------

Net cash used in investing activities   (10,078,437)   (169,353) (11,152,997)
                                         ----------     -------   ----------

FINANCING ACTIVITIES:
Proceeds from issuance of common and
preferred stock, net                      2,243,509        --     21,607,126
Decrease in accrued initial public
offering costs                             (446,568)       --         --
                                           --------     -------   ----------
Net cash provided by financing activities 1,796,941        --     21,607,126
                                          ---------     -------   ----------

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                              (8,661,849)  (1,012,607)  7,004,760

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                      15,666,609    1,182,080       --
                                         ----------    ---------   ---------
CASH AND CASH EQUIVALENTS AT
END OF PERIOD                           $ 7,004,760   $  169,473  $7,004,760
                                        ===========   ==========  ==========

See notes to condensed financial statements.

PATIENT INFOSYSTEMS, INC.
(A Development Stage Enterprise)

Notes to Condensed Financial Statements


1. The condensed  financial  statements  for the three month periods ended March
   31, 1997 and March 31, 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1997.

2. In March 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." This new standard requires dual presentation of basic and diluted earnings per share
   (EPS) on the face of the earnings statement and requires a reconciliation of the numerators and denominators of basic and diluted EPS calculations. This statement will be effective for the Company's 1997 fiscal year. The Company has not performed the calculation for the pro forma financial statement disclosure of the effect of this standard, however management believes the results would not materially differ from earnings per share as shown.

3. During the three month period ended March 31, 1997, the Company purchased marketable investment securities which are considered available for sale and are recorded at fair value, based on quoted market prices. The net unrealized holding gain or loss on marketable investment securities is included as a separate component of stockholders' equity. A decline in the fair value of any marketable investment security below cost, that is deemed other than temporary, is charged to earnings resulting in a new cost basis for the security. Costs of investments sold are determined on the basis of specific identification.

      The cost or amortized cost and estimated market values of investments were as follows at March 31, 1997:
                                 Cost or    Gross   Estimated
                                Amortized Unrealized Market
                                  Cost     Losses     Value
     U.S. Treasury securities
     and obligations of U.S.
     government corporations
     and agencies             $10,022,699  $(22,359) $10,000,340
                              -----------  --------  -----------

       Total                  $10,022,699  $(22,359) $10,000,340
                              ===========  ========  ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Management's discussion and analysis provides a review of the Company's operating results for the three month periods ended March 31, 1997 and March 31, 1996, and its financial condition at March 31, 1997. The focus of this review is on the underlying business reasons for significant changes and trends affecting the revenues, net earnings and financial condition of the Company. This review should be read in conjunction with the accompanying condensed financial statements.

      In an effort to give investors a well-rounded view of the Company's current condition and future opportunities, this Quarterly Report on Form 10-Q includes forecasts by the Company's management about future performance and results. Because they are forward-looking, these forecasts involve uncertainties. These uncertainties include risks of market acceptance of or preference for the Company's systems and services, competitive forces, the impact of, and changes in, government regulations, general economic factors in the healthcare industry and other factors discussed in the Company's filings with the Securities and Exchange Commission.

Results of Operations

      Revenues

      The Company generated revenue of $523,477 for the three months ended March 31, 1997, as compared to $166,236 during the three months ended March 31, 1996. A summary of these revenues by category is as follows:

                            Three Months   Three Months
                                Ended          Ended
Revenues                   March 31, 1997 March 31, 1996
--------                   -------------- --------------

Program development           $406,084       $165,435
Program licensing               87,500             -
Program operations              29,893            801
                                ------            ---
Total revenues                $523,477       $166,236
                              ========       ========

      Program development revenue represents the amounts that the Company charges its customers for the development of the capability to deliver services in its customized programs. The increase in program development revenues from the first quarter of 1996 to the first quarter of 1997 reflects the increase in the number of different programs which produced program development revenue from four during the first quarter of 1996 to fourteen during the quarter ended March 31, 1997. The first quarter of 1997 program development revenues also reflect the recognition of deferred development revenue of $80,021 related to a weight management program which was under development pursuant to a Services Agreement with a customer. The customer has been denied regulatory approval for the use of their pharmaceutical product for the indication which was the focus of the program, and, therefore, because the Company believes that no further development of this program will occur pursuant to this Services Agreement the remaining deferred development revenue was recognized.

      Program licensing revenue represents amounts that the Company charges its customers for the right to enroll patients in or the right to market to other entities certain of its programs, primarily the Company's standardized asthma and diabetes programs. The Company did not have any of its programs available for licensing during the first quarter of 1996, therefore no revenue was generated during that period.

      Program operational revenues are the revenues generated as a result of providing services to the Company's customers. These revenues increased significantly from the first quarter of 1996 to the first quarter of 1997, primarily due to the fact that initial patient enrollments in the Company's disease state management programs did not occur until the fourth quarter of 1996.

      The Company anticipates that it will begin to provide other services to customers in the healthcare industry during 1997 which involve new applications of its information capture and delivery system. These services include patient surveys, health risk assessments, nursing support lines, physician education programs and marketing support functions.

      Costs and Expenses

      Cost of sales include salaries and related benefits, services provided by third parties, and other expenses associated with the development of the Company's customized disease state management programs, as well as the operation of each of its disease state management programs. In addition, cost of sales includes accrued losses on program development in accordance with the Company's policy of recognizing such losses, if any, in full as identified. Cost of sales was $351,070 for the three months ended March 31, 1997, and $163,460 for the three months ended March 31, 1996. The increase in these costs reflects an increased level of program development and operational activities, as well as the Company's creation of the capacity necessary to handle anticipated increases in the number of individuals to whom the Company provides services.

      Sales and marketing expenses for the three months ended March 31, 1997 were $389,499, as compared to $182,960 for the three month period ended March 31, 1996. These costs consist primarily of salaries, related benefits, travel costs, sales materials and other marketing related expenses. Spending in this area has increased due to significant expansion of the Company's sales and marketing staff. It is anticipated that the Company will continue to significantly invest in the sales and marketing process, and that such expenses will increase in future periods.

      General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operating expenses of the Company. General and administrative expenses for the three months ended March 31, 1997 were $428,393, as compared to $388,291 for the three month period ended March 31, 1996. These expenditures have been incurred to maintain the corporate infrastructure necessary to support anticipated program development and operations. The increase in these costs was caused by an increase in the Company's level of business activity, and the addition of required administrative personnel. The Company expects that general and administrative expenses will increase in future periods.

     Research and development expenses consist primarily of salaries and related benefits and administrative costs directly associated with the Company's research and development personnel for development of certain components of its integrated information capture and delivery system, as well as development of the Company's standardized disease state management programs. Research and development expenses for the three months ended March 31, 1997 were $160,762, and were $8,629 for the three months ended March 31, 1996. The increase in these costs reflects the development activities related to the Company's standardized disease state management programs for patients suffering from asthma and diabetes. The Company anticipates that research and development expenses will continue at the current level, or increase slightly in future periods, as the Company continues to expand the number of programs made available to its customers on a standardized basis.

      Interest income was $217,723 for the three months ended March 31, 1997, as compared to $8,899 for the three month period ended March 31, 1996. The increase in interest income reflects the additional funds available to the Company for investment as a result of its initial public offering on December 19, 1996.

      The Company had a net loss of $588,524 for the three months ended March 31, 1997, and a net loss of $568,205 for the three months ended March 31, 1996. This represents a net loss per share of $.07 for the first quarter of 1997, as compared to a net loss of $.09 per share in the first quarter of 1996.

      Liquidity and Capital Resources

      At March 31, 1997 the Company had working capital of $16,183,436, as compared to working capital of $14,591,700 at December 31, 1996. Since its inception the Company has primarily funded its operations, working capital needs and capital expenditures from the sale of equity securities. The Company's initial capitalization of $500,000 was completed in February 1995. The Company received $1,800,000 from the sale of equity securities in a private placement during the third quarter of 1995, and $3,000,000 from the sale of additional equity securities in a private placement during the second quarter of 1996. On December 19, 1996 the Company completed an initial public offering of its common stock which generated net proceeds to the Company of $14,082,048. The underwriters of the Company's initial public offering exercised their over-allotment option on January 8, 1997 resulting in net proceeds to the Company of $2,232,000. The Company's net loss of $588,524 for the first quarter of 1997 was offset by the receipt of the proceeds of the sale of additional securities upon the closing of the over-allotment option, however it is anticipated that the Company's continuing losses will result in a reduction of working capital.

      The Company's development contracts generally require that payments be made by the customer at the time of contract execution and at the achievement of certain milestones in the development process. These payments are normally received in advance of the Company's recognition of the associated revenue. The timing of customer payments for program operation services varies by contract, but typically occurs prior to the associated services being provided. The Company recognizes deferred revenue for amounts billed for these services in advance of the rendering of the services. The advance payments have been a source of liquidity for the Company. The Company anticipates that its billing practices are likely to continue in this manner in the forseeable future.

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

      Inflation

      Inflation did not have a significant impact on the Company's costs during either the first quarter of 1997 or the first quarter of 1996. The Company continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

      Recent Accounting Pronouncements

      In March 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which will be effective during the fourth quarter of 1997. SFAS No. 128 will require the Company in its fourth quarter and in its annual report to restate all previously reported earnings per share information to conform with the new pronouncement's requirements.

      Forward Looking Statements

      When used in this and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result," "expects," "plans," "will continue," "is anticipated," "estimated," "project," or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These uncertainties include risks of market acceptance of or preference for the Company's systems and services, competitive forces, the impact of, and changes in, government regulations, general economic factors in the healthcare industry and other factors discussed in the Company's filings with the Securities and Exchange Commission. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
No reports on Form 8-K were filed during the quarter ended March 31, 1997.


Exhibits:

(11)  Statements of Computation of Per Share Earnings
      See Page 10 of this Quarter Report on Form 10-Q.

(27)  Financial Data Scheudle
      Filed electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 15, 1997



PATIENT INFOSYSTEMS, INC.
(Registrant)



/s/ Donald A. Carlberg
----------------------
Donald A. Carlberg
Director, President and Chief Executive Officer



/s/ Gregory D. Brown
--------------------
Gregory D. Brown
Senior Vice President, Chief Financial Officer,
  Secretary and Treasurer