Form 10-Q
period 1997-09-30
PATIENT INFOSYSTEMS INC
filed 1997-11-14
CIK 1017813

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended: September 30, 1997


OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from .......................to.....................
Commission file number: 0-22319

                            PATIENT INFOSYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                           16-1476509
       ------------------------------  -----------------------------------
      (State or other jurisdiction of  (I.R.S. Employer Identification No.)
       incorporation or organization)

                      46 Prince Street, Rochester, NY 14607
                      -------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (716) 242-7200
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes __X___ No _____

As of September 30,1997, 7,969,972 shares of common stock were outstanding.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

PATIENT INFOSYSTEMS, INC.

CONDENSED BALANCE SHEETS
-------------------------------------------------------------------------------



                                                                                     September 30, 1997  December 31, 1996
                                                                                     ------------------  -----------------

ASSETS
                                                                                           Unaudited)        (Audited)
CURRENT ASSETS:
  Cash and cash equivalents ............................................................   $  2,300,679    $ 15,666,609
  Marketable securities ................................................................     11,700,371            --
  Accounts receivable ..................................................................        804,310         386,215
  Accrued interest receivable ..........................................................        139,479            --
  Prepaid expenses and other current assets ............................................        100,263         170,526
                                                                                           ------------    ------------
        Total current assets ...........................................................     15,045,102      16,223,350

PROPERTY AND EQUIPMENT, net ............................................................        996,989         862,037

OTHER ASSETS ...........................................................................        250,000            --
                                                                                           ------------    ------------

TOTAL ASSETS ...........................................................................   $ 16,292,091    $ 17,085,387
                                                                                           ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable .....................................................................   $    169,287    $    196,674
  Accrued salaries and wages ...........................................................        208,042         127,029
  Accrued expenses .....................................................................        101,182         211,457
  Accrued initial public offering costs ................................................           --           446,568
  Deferred revenue .....................................................................        633,252         582,783
  Accrued loss on development contracts ................................................         41,165          67,139
                                                                                           ------------    ------------
        Total current liabilities ......................................................      1,152,928       1,631,650
                                                                                           ------------    ------------

STOCKHOLDERS' EQUITY:
  Common stock - $.01 par value:  shares authorized:
      20,000,000; issued and outstanding:
      September 30, 1997- 7,995,062; December 31,
         1996 - 7,653,202 ..............................................................         80,085          76,532
  Additional paid-in capital ...........................................................     21,547,739      19,300,293
  Unrealized gain on investments available for sale ....................................         13,419            --
  Retained earnings ....................................................................     (6,502,080)     (3,923,088)
                                                                                           ------------    ------------
        Total stockholders' equity .....................................................     15,139,163      15,453,737
                                                                                           ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............................................   $ 16,292,091    $ 17,085,387
                                                                                           ============    ============


See notes to condensed financial statements.

PATIENT INFOSYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------


                                                           Three Months Ended             Nine Months Ended
                                                             September 30,                  September 30,
                                                           1997          1996             1997         1996
                                                           ----          ----             ----         ----


REVENUES ...........................................  $   433,059    $   178,729    $ 1,526,866    $   644,146
                                                      -----------    -----------    -----------    -----------
COSTS AND EXPENSES:
  Cost of sales ....................................      398,696        153,812      1,284,838        601,124
  Sales and marketing ..............................      492,318        226,789      1,295,979        616,545
  General and administrative .......................      754,555        396,613      1,739,490      1,298,801
  Research and development .........................       93,230        133,882        430,399        160,619
                                                      -----------    -----------    -----------    -----------

        Total costs and expenses ...................    1,738,799        911,096      4,750,706      2,677,089
                                                      -----------    -----------    -----------    -----------
OPERATING LOSS .....................................   (1,305,740)      (732,367)    (3,223,840)    (2,032,943)

INTEREST INCOME ....................................      208,178         32,664        644,848         53,333
                                                      -----------    -----------    -----------    -----------

NET LOSS ...........................................  $(1,097,562)   $  (699,703)   $(2,578,992)   $(1,979,610)
                                                      ===========    ===========    ===========    ===========
NET LOSS PER COMMON AND
  COMMON SHARE
  EQUIVALENTS ......................................  $      (.14)   $      (.11)   $      (.32)   $      (.32)
                                                      ===========    ===========    ===========    ===========

WEIGHTED AVERAGE COMMON
  AND COMMON SHARE
  EQUIVALENTS ......................................    7,995,062      6,423,553      7,969,972      6,215,220
                                                        =========      =========      =========      =========



See notes to condensed financial statements.

[PATIENT INFOSYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                   Nine Months        Nine Months
                                                                                      Ended              Ended
                                                                               September 30, 1997 September 30, 1996
                                                                               ------------------ ------------------

OPERATING ACTIVITIES:
  Net loss .....................................................................    $(2,578,992       $(1,979,610)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization ............................................        218,690           129,087
      Amortization of premiums and discounts on available-for-sale
            marketable securities ..............................................       (171,501)             --
      Compensation expense related to issuance of stock warrants ...............          6,299            13,208
      (Increase) in accounts receivable ........................................       (418,095)          (33,441)
      (Increase) in accrued interest receivable ................................       (124,777)             --
      Decrease (increase) in prepaid expenses and other current assets .........         55,561          (174,117)
      (Decrease) in accounts payable ...........................................       (147,355)         (143,212)
      Increase in accrued salaries and wages ...................................         81,014            68,827
      Increase in accrued expenses .............................................          9,692           102,276
      Increase in deferred revenue .............................................         50,469           113,871
      (Decrease) increase in accrued loss on development contracts .............        (25,974)           47,911
                                                                                    -----------       -----------

            Net cash used in operating activities ..............................     (3,044,969)       (1,855,200)
                                                                                    -----------       -----------
INVESTING ACTIVITY:
  Property and equipment additions .............................................       (353,641)         (304,004)
  Purchases of available-for-sale marketable securities ........................    (16,060,452)             --
  Maturities of available-for-sale marketable securities .......................      4,545,000              --
  Increase in other assets .....................................................       (250,000)             --
                                                                                    -----------       -----------

          Net cash used in investing activities ................................    (12,119,093)         (304,004)
                                                                                    -----------       -----------

FINANCING ACTIVITIES:
  Proceeds from issuance of common and preferred stock, net ....................      2,244,700         2,999,752
  (Decrease) in accrued initial public offering costs ..........................       (446,568)             --
                                                                                    -----------       -----------

            Net cash provided by financing activities ..........................      1,798,132         2,999,752
                                                                                    -----------       -----------

NET (DECREASE) INCREASE IN CASH AND CASH  EQUIVALENTS ..........................    (13,365,930)          840,548
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD ..........................................................     15,666,609         1,182,080
                                                                                    -----------       -----------


CASH AND CASH EQUIVALENTS AT
  END OF PERIOD ................................................................    $ 2,300,679       $ 2,022,628
                                                                                    ===========       ===========


See notes to condensed financial statements.

PATIENT INFOSYSTEMS, INC.

Notes to Condensed Financial Statements


1. The condensed financial statements for the three and nine month periods ended September 30, 1997 and 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1997.

2. In March 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." This new standard requires dual presentation of basic and diluted earnings per share (EPS) on the face of the earnings statement and requires a reconciliation of the numerators and denominators of basic and diluted EPS calculations. This statement will be effective for the Company's 1997 fiscal year. The Company has not performed the calculation for the pro forma financial statement effect of the application of this standard, however management believes the results would not materially differ from earnings per share as shown.

     In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and disclosure of comprehensive income and its components in financial statement format. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Items considered comprehensive income include foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. SFAS No. 130 is effective for financial statements for fiscal years beginning after December 15, 1997.

     SFAS No. 131 establishes standards for the reporting information about operating segments by public entities in annual financial statements and requires that those entities report selected information about operating segments in interim financial reports issued for shareholders. This Statement supercedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise" and amends SFAS No. 94, "Consolidation of All-Majority-Owned Subsidiaries." SFAS No. 131 requires that public entities report financial and descriptive information about its reportable business segments. This statement is effective for financial statements for periods beginning after December 15, 1997. Management has not fully analyzed the impact of SFAS No. 131, and believes that the Company currently operates in one business segment.

3. During the nine month period ended September 30, 1997, the Company purchased marketable investment securities which are considered available for sale and are recorded at fair value, based on quoted market prices. The net unrealized holding gain or loss on marketable investment securities is included as a separate component of stockholders' equity. A decline in the fair value of any marketable investment security below cost, that is deemed other than temporary, is charged to earnings resulting in a new cost basis for the security. Costs of investments sold are determined on the basis of specific identification.

     The cost or amortized cost and estimated market values of investments were as follows at September 30, 1997:

                                      Cost or        Gross         Estimated
                                     Amortized     Unrealized        Market
                                        Cost          Gains          Value
                                        ----          -----          -----
     U.S. Treasury securities and
     obligations of U.S. government
     corporations and agencies      $11,686,952     $13,419       $11,700,371
                                    ===========     =======       ===========



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Management's discussion and analysis provides a review of the Company's operating results for the three and nine month periods ended September 30, 1997 and 1996, and its financial condition at September 30, 1997. The focus of this review is on the underlying business reasons for significant changes and trends affecting the revenues, net earnings and financial condition of the Company. This review should be read in conjunction with the accompanying condensed financial statements.

         In an effort to give investors a well-rounded view of the Company's current condition and future opportunities, this Quarterly Report on Form 10-Q may include forecasts by the Company's management about future performance and results. Because they are forward-looking, these forecasts involve uncertainties. These uncertainties include risks of market acceptance of or preference for the Company's systems and services, competitive forces, the impact of, and changes in, government regulations, general economic factors in the healthcare industry and other factors discussed in the Company's filings with the Securities and Exchange Commission.

Results of Operations

         Revenues


         The Company generated revenue of $433,059 during the three months ended September 30, 1997, a 142% increase over revenue of $178,729 for the three months ended September 30, 1996. For the nine months ended September 30, 1997, revenue was $1,526,866, a 137% increase over revenue of $644,146 during the nine months ended September 30, 1996. The following is a summary of revenue by category:

                       Three Months Ended      Nine Months Ended
                          September 30,          September 30,
                        1997         1996      1997         1996
                        ----         ----      ----         ----
Revenues
--------
Program Development  $  158,267   160,000  $  761,372   $611,393
Licensing                70,834    17,500     354,167     23,056
Operations              203,958     1,229     411,327      9,697
                        -------    -------  ---------    -------
                     $  433,059  $178,729  $1,526,866   $644,146
                     ==========  ========= ==========   ========

         Program development revenue represents the fees that the Company charges its customers for the development of its customized programs. Program development revenue declined from the third quarter of 1996 to the third quarter of 1997 as the Company reduced its development fees charged to certain customers, and entered into arrangements providing for development fees that are based upon a program outcome to be measured at a later date. The increase in program development revenue from the nine months ended September 30, 1996 to the nine months ended September 1997, reflects the increase from 1996 to 1997, primarily during the first quarter of 1997, in the number of different programs which produced program development revenue. The program development revenue for the nine months ended September 30, 1997 also reflects the recognition of deferred development revenue of $80,021 related to a weight management program which was under development pursuant to a Services Agreement with a customer. The customer has been denied regulatory approval for the use of their pharmaceutical product for the indication which was the focus of the program, and, therefore, because the Company believes that no further development of this program will occur and the Company has no obligation to repay any amounts to this customer pursuant to this Services Agreement, the remaining deferred development revenue was recognized.

         Licensing revenue represents amounts that the Company charges its customers for the right to enroll patients in or the right to market to other entities certain of its programs, primarily the Company's standardized asthma and diabetes programs, and the right to have access to data collected from patients enrolled in such programs. The Company did not initiate any licensing activity until the second quarter of 1996, therefore licensing revenues for the three and nine month periods ended September 30, 1997 were significantly higher than those generated during the corresponding periods in 1996.

         Operations revenues are generated as the Company provides services to its customers. These revenues increased significantly for the three and nine month periods ended September 30, 1997 as compared to the corresponding periods in 1996, due to initiation of patient enrollments in the Company's disease state management programs during the fourth quarter of 1996 and the Company's initiation of its physician education programs during the second quarter of 1997.

         The Company has begun to provide other services to customers in the healthcare industry during 1997 which involve new applications of its information capture and delivery system. These services include patient surveys, health risk assessments, nursing support lines and marketing support functions. As the Company expands its operations, it intends to continue to emphasize operations revenue to the exclusion of development revenues

         Interest income was $208,178 for the three months ended September 30, 1997, as compared to $32,664 for the three month period ended September 30, 1996. For the nine months ended September 30, 1997 interest income was $644,848, as compared to $53,333 for the nine months ended September 30, 1996. The increase in interest income reflects the deposit of additional funds available to the Company for investment as a result of the closing of its initial public offering on December 19, 1996.

         Costs and Expenses

         Cost of sales includes salaries and related benefits, services provided by third parties, and other expenses associated with the development of the Company's customized disease state management programs, as well as the operation of each of its disease state management programs. In addition, cost of sales includes accrued losses on program development in accordance with the Company's policy of recognizing such losses, if any, in full as identified. Cost of sales was $398,696 for the three months ended September 30, 1997, as compared to $153,812 during the three months ended September 30, 1996. For the nine months ended September 30, 1997, cost of sales was $1,284,838, as compared to $601,124 for the nine months ended September 30, 1996. The increase in these costs from 1996 to 1997 reflects an increased level of program development and operational activities.

         Sales and marketing expenses for the three months ended September 30, 1997 were $492,318, as compared to $226,789 for the three month period ended September 30, 1996. For the nine months ended September 30, 1997 sales and marketing expenses were $1,295,979, as compared to $616,545 for the same period in 1996. These costs consist primarily of salaries, related benefits, travel costs, sales materials and other marketing related expenses. Spending in this area has increased due to significant expansion of the Company's sales and marketing staff. It is anticipated that the Company will continue to make significant investments in the sales and marketing process, and that such expenses will increase in future periods.

         General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operating expenses of the Company. General and administrative expenses for the three months ended September 30, 1997 were $754,555, as compared to $396,613 for the three month period ended September 30, 1996. For the nine months ended September 30, 1997 general and administrative expenses were $1,739,490 as compared to $1,298,801 for the nine months ended September 30, 1996. These expenditures have been incurred in order to maintain the corporate infrastructure necessary to support anticipated program development and operations. The increase in these costs was caused by an increase in the Company's level of business activity, and the addition of required administrative personnel. The Company expects that general and administrative expenses will continue to increase in future periods.

         Research and development expenses consist primarily of salaries and related benefits and administrative costs allocated to the Company's research and development personnel for development of certain components of its integrated information capture and delivery system and the conduct of a clinical trial of the Company's asthma program and development of the Company's standardized disease state management programs. Research and development expenses for the three months ended September 30, 1997 were $93,230, and were $133,883 for the three months ended September 30, 1996. For the nine months ended September 30, 1997 research and development costs were $430,398, as compared to $160,619 for the same period in 1996. The increase in these costs reflects the development activities related to the Company's standardized disease state management programs for patients suffering from asthma and diabetes and the costs associated with the clinical trial of its asthma program. The Company anticipates that research and development expenses will continue at the current level, or increase slightly in future periods, as the Company continues to expand the number of programs that it develops and makes available to its customers on a standardized basis.

Liquidity and Capital Resources

         At September 30, 1997 the Company had working capital of $13,892,175, as compared to working capital of $14,591,700 at December 31, 1996. Since its inception, the Company has primarily funded its operations, working capital needs and capital expenditures from the sale of equity securities. The Company's initial capitalization of $500,000 was completed in February 1995. The Company received $1,800,000 from the sale of equity securities in a private placement during the third quarter of 1995, and $3,000,000 from the sale of additional equity securities in a private placement during the second quarter of 1996. On December 19, 1996 the Company completed an initial public offering of its common stock which generated net proceeds to the Company of $14,082,048. The underwriters of the Company's initial public offering exercised their over-allotment option on January 8, 1997, resulting in additional net proceeds to the Company of $2,232,000. The Company's net loss of $2,578,991 for the first nine months of 1997 was funded by the receipt of the proceeds of the sale of additional securities upon the closing of the over-allotment option, however it is anticipated that the Company's continuing losses will result in further reductions of working capital.

         Certain of the Company's development contracts require that payments be made by the customer at the time of contract execution and at the achievement of certain milestones in the development process. These payments are normally received in advance of the Company's recognition of the associated revenue. The timing of customer payments for program operation services varies by contract, but has often occurred prior to the associated services being provided. The Company recognizes deferred revenue for amounts billed for these services in advance of the rendering of the services. The advance payments have been a source of liquidity for the Company. The Company anticipates that although such billing practices are likely to continue in this manner in the foreseeable future they will become less frequent as the Company absorbs more costs related to program development.

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

Inflation

         Inflation did not have a significant impact on the Company's costs during either the first nine months of 1997 or the first nine months of 1996. The Company continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.


Recent Accounting Pronouncements

         In March 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which will be effective during the fourth quarter of 1997. SFAS No. 128 will require the Company in its fourth quarter and in its annual report to restate all previously reported earnings per share information to conform with the new pronouncement's requirements. See Note 2 of the Notes to Financial Statements.

         FASB recently issued SFAS No. 130 on "Reporting Comprehensive Income" and SFAS No. 131 on "Disclosures about Segments of an Enterprise and Related Information." The "Reporting Comprehensive Income" standard is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 changes the reporting of certain items currently reported in the common stock equity section of the balance sheet and is not expected to have a material effect on the Company's financial statements. The "Disclosures about Segments of an Enterprise and Related Information" standard is also effective for fiscal years beginning after December 15, 1997. This standard requires that public companies report certain information about operating segments in their financial statements. It also establishes related disclosures about products and services, geographic areas, and major customers. The Company is currently evaluating what impact this standard will have on its disclosures. See Note 2 of the Notes to Financial Statements.

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

PART II - OTHER INFORMATION

Item 5.  Other Information

     The Company appointed Mr. Leonard Serafino to Senior Vice President and Chief Operating Officer effective July 14, 1997.

     The Company's Sr. Vice President, Chief Financial Officer, Secretary and Treasurer, Mr. Gregory D. Brown, resigned from those offices effective August 15, 1997.

Item 6.  Exhibits and Reports on Form 8-K


         No reports on Form 8-K were filed during the quarter ended September 30, 1997.


Exhibits:

(11)          Statements of Computation of Per Share Earnings
         See Page 11 of this Quarterly Report on Form 10-Q.

(27)          Financial Data Schedule
         Filed electronically