Form 10-K
period 1997-12-31
PATIENT INFOSYSTEMS INC
filed 1998-03-31
CIK 1017813

FORM 10-K. - ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                   (Mark One)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

For the transition period from to

Commission file number 333-07643

                            PATIENT INFOSYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                               16-1476509
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

46 Prince Street, Rochester, NY                        14607
(Address of principal executive offices)             (Zip Code

Registrant's telephone number, including area code   (716) 242-7200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class registered                Name of each exchange on which
                                                       registered
                                                          None

           Securities registered pursuantto Section 12(g) of the Act:

                     Common Stock, $.01 Par Value Per Share
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((delta)229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 28, 1998, 8,012,842 shares of common stock were outstanding, and the aggregate market value of the common shares of Patient Infosystems, Inc. held by non-affiliates was approximately $15 million.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders to be filed prior to April 30, 1998 are incorporated by reference in Part III.

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

     Patient Infosystems provides patient-centered health care information systems and services to manage, collect and analyze information to improve patient compliance with prescribed treatment protocols, to improve the process of off-site patient management and to enhance patient and provider information. The Company's technology platform integrates an advanced voice recognition telephone system, high speed data processing and analysis capability, and demand publishing and information distribution capabilities. The system utilizes trained telephone operators and computerized interactive voice response technology and behavior modification based treatment to communicate via telephone directly with the patient at home in order to gather relevant patient data. This data is subsequently evaluated and automatically transmitted via computer generated reports to health care payors, providers and patients, with these reports being tailored to the specific needs of each recipient. The Company markets its services to pharmaceutical manufacturers, pharmacy benefit managers ("PBMs") and health care payors, such as managed care organizations ("MCOs") and insurance companies and health care providers, to collect data outside of the physician office and institutional setting to enhance compliance by patients with prescribed treatment protocols. The Company`s systems may also be used to address the full spectrum of health care information needs with respect to care quality, patient satisfaction and patient and provider education.
         During its first two years of operations, the Company has emphasized the development of disease management programs, which accounted for a substantial portion of its revenue during 1997. However, during 1997, the Company devoted increased resources to the development of other applications of its technology platform, including demand management, patient surveys and outcomes analysis.

Information Capture, Delivery and Analysis Technologies

         The  Company's   technology   platform  integrates  an  advanced  voice
recognition telephone system, high speed data processing and analysis capability, demand publishing and information distribution capabilities and behavior modification based compliance algorithms. The system utilizes trained telephone operators and computerized interactive voice response technology to communicate via telephone directly with the patient at home in order to gather relevant patient data. In order to minimize costly live operator interaction, a computer initiates each call to the patient, which call is automatically transferred to an operator and finally routed to an automated speech application. Patients respond to the recorded speech application by speaking normally. This approach is designed to enable a wider variety of possible responses than is achievable via telephone key pad. Depending on the patient's response, situation-specific algorithms are applied to modify future questions and thus help customize the collection of data.

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

         The Company has found patient enrollment to be one of the particularly challenging components to establishing effective programs. Although the Company has completed the development of several disease management programs, the Company's customers have been able to provide only limited patients to enroll in the programs. To the extent that the Company's revenue is dependent upon the number of contacts it is able to achieve, it will be required to work closely with its customers to develop methods to increase patient enrollment.

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

         The Company has developed or is developing programs in the following areas:

         Asthma

         The Company has completed the development of a disease state management program for asthmatic patients that has been marketed to payors and other participants in the health care industry, and such program has been provided to patients since January 1997. Through February 1998, the Company has had approximately 2,900 interventions with patients participating in these programs. American HomePatient, Inc. ("American HomePatient"), Centra Healthcare Adminstrative Services, Inc. ("Centra"), Harris Methodist Health Plan ("Harris Methodist") and Health Alliance, a Division of Astra Pharma Inc. ("Health Alliance") have retained the Company to provide disease state management programs for patients who are suffering from asthma and are enrolled in health care programs for which these companies provide services.

         Congestive Heart Failure

         The Company has a services agreement with Bristol-Myers to develop, implement and operate a disease state management program to aid in the treatment of patients suffering from congestive heart failure. The Company has completed the development of the program in congestive heart failure in the English language, and is currently developing the program in the Spanish language. This program has been provided to patients since April 1997, and through February 1998, the Company has had approximately 6,000 interventions with patients participating in this program.

         Diabetes

         The Company has completed the development of a disease state management program for diabetic patients that has been marketed to payors and other participants in the health care industry. Bristol-Myers, Centra and Health Resources have retained the Company to provide this disease state management program for patients who are suffering from diabetes and are enrolled in health care programs for which these companies provide services. These programs have been provided to patients since August of 1997, and through February 1998, the Company has had approximately 760 interventions with patients participating in these programs.

         Secondary Cardiovascular Disease

         The Company has entered into a services agreement with Bristol-Myers to develop, implement and operate a disease state management program relating to the prevention of cardiovascular sequelae in patients who have recently experienced certain cardiovascular illnesses or treatments such as angina, cardiac bypass surgery or myocardial infarction. The Company has completed the development of this program in the English language and is continuing to develop the program in the Spanish language. This program has been provided to patients since January 1997, and through February 1998, the Company has had 30 interventions with patients participating in this program.

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

         Significant Customer Concentration

         The Company's current contracts are concentrated in a small number of customers, with several of the Company's most significant contracts being with Bristol-Myers. The Company expects that its sales of services will be concentrated in a small number of customers for the foreseeable future. Consequently, the loss of any one of its customers could have a material adverse effect on the Company and its operations. There can be no assurance that customers will maintain their agreements with the Company, enroll a sufficient number of patients in the programs developed by the Company for the Company to achieve or maintain profitability, or that customers will renew their contracts upon expiration or on terms favorable to the Company.

         Relationship with Bristol-Myers

         The Company has entered into several service agreements with Bristol-Myers relating to the development, implementation and operation by the Company of disease state management programs for certain specified diseases, and the development and operation of a patient satisfaction survey and a general medication compliance program (collectively the "Service Agreements").

         Each of the Service Agreements provides for an exclusivity period (the "Exclusivity Period"), during which time the Company is prohibited from engaging or participating in any other projects involving the specific disease target that is the subject of the Service Agreements. The Exclusivity Periods extend from the effective dates of the Service Agreements until, in general, a certain date or a certain period (ranging from eight to 24 months) following the achievement of a specified milestone in the development or implementation of the program (such as the completion of the pilot program). Three of the Service Agreements provide that upon conclusion of the Exclusitivity Period, Bristol-Myers has the right to negotiate with the Company for an exclusive arrangement for the administration of the disease state management program, provided that Bristol-Myers has enrolled a certain number of patients in the program to date. The Company is currently involved in discussions relating to the continuation of these programs. In the event that such negotiations prove unsuccessful, Bristol-Myers retains a right of first refusal with respect to any other offers made to the Company for such arrangements for a period of nine or 12 months following the Exclusivity Period.

     The Service Agreements generally provide that Bristol-Myers retains ownership to certain materials and other work product created by the Company pursuant to the Service Agreements and that the Company is entitled to use other materials and data. The extent of these rights varies by agreement. The Company and Bristol-Myers have agreed to indemnify each other with respect to losses arising from willful or negligent acts or omissions or breaches of the Service Agreements by the indemnifying party pursuant to the Service Agreement. The Service Agreements are terminable without cause by either party with either 30 or 90 days' notice. The Company has entered into Service Agreements with Bristol-Myers in the disease areas of congestive heart failure, secondary cardiovascular disease, chronic pain and weight management, diabetes and hypertension compliance program.


Other Applications of the Integrated Information Capture and Delivery Technology

         Demand Management

     Demand management involves assisting providers in evaluating patient treatment needs to identify those patients who may not require immediate or intensive services. The goal of demand management is to reduce the need for and use of costly, often clinically unnecessary, medical services and arbitrary managed-care interventions while improving the overall quality of life of patients. The Company believes that its system can be used to provide automated or semi-automated demand management services. The Company is currently providing demand management services in connection with programs that are intended to reach approximately 40,000 patients.

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

         Patient Surveys

         Organizations in many different areas of the health care industry survey users regarding their products and services for a variety of reasons including regulatory, marketing and research purposes. The Company's information systems, with their ability to proactively contact patients in a cost-efficient manner, may be used for this type of application. The Company is developing a series of 10 automated surveys ranging from general health to disease specific instruments. The product line includes surveys for SF-12; child health questionnaire; patient satisfaction; asthma; diabetes; back pain; depression; prostatis; maternity; and the Pra Plus for elderly populations.

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

Sales and Marketing

         Through  1997,  the  Company's   efforts   focused   primarily  on  the
development of disease management programs. During 1997, the Company began aggressively marketing the other services that its technology platform can provide including demand management, patient surveys and outcomes analysis. The Company markets its integrated disease state management system to organizations within the health care industry that are involved in the treatment of disease or payment of medical services for patients who require complex or long-term medical therapies. These industry organizations include five distinct groups: pharmaceutical companies, medical service companies, PBMs, health care payors and employer groups. The Company employs a sales and marketing staff of eight persons to market the Company's systems. In addition, the senior members of the Company's management are actively engaged in marketing the Company's programs.

         The Company has expanded its marketing efforts by conducting patient surveys, clinical studies and implementing other measures designed to document the clinical and cost benefits it believes will result from the application of its integrated information capture and delivery system. In collaboration with the members of its expert panels who are retained to develop program protocols and other research and clinical technicians, the Company intends to promote the benefits of its system through publication in clinical journals and presentations at scientific conferences of the results of these studies. The Company is conducting such studies designed to produce significant short-term data with respect to its asthma and cardiac programs.

Research and Development

         Research and development expenses consist primarily of salaries and related benefits and administrative costs allocated to the Company's research and development personnel for development of certain components of its integrated information capture and delivery system, as well as development of the Company's standardized disease state management programs. Research and development expenses were $489,115 for the year ended December 31, 1997, and $310,552 for the year ended December 31, 1996 and $89,909 for the period from February 1995 (inception) to December 31, 1995. The increase in these costs from 1995 to 1997 reflects initiation of development of the Company's standardized disease state management programs for patients suffering from asthma and diabetes.

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

Employees

         As of February 28, 1998, the Company had 67 full and part-time employees.


Item 2.   Description of Properties.

         The Company's executive and corporate offices are located in Rochester, New York in approximately 13,000 square feet of leased office space under an operating lease that expires on November 30, 1999.

Item 3.    Legal Proceedings.

         The Company is not a party to any material legal proceedings.

Item 4.    Submission of Matters To A Vote Of  Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1997.

                                     PART II


Item 5. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters.

(a)  Market Information

         The Company's common stock is traded on the NASDAQ National Market System under the symbol "PATI". The following table sets forth, for the periods indicated, the range of the high and low sales prices for the Company's Common Stock as reported on the Nasdaq National Market beginning in the fourth quarter of 1996.

                                                 High              Low
                      1996
                      Fourth Quarter            $9.25             $8.00

                      1997
                      First Quarter             $9.25             $6.38
                      Second Quarter            $6.25             $4.50
                      Third Quarter             $5.00             $2.88
                      Fourth Quarter            $4.38             $2.63


(b)  Holders

      The approximate number of holders of the Company's common stock as of February 28, 1998 is 99. However, the Company believes that there are in excess of 400 beneficial holders of Common Stock of the Company.

(c)  Dividends

      The Company has never paid cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain all future earnings, if any, to fund the development and growth of its business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors.

Item 6. Selected Financial Data.

                                                                                       Period from
                                                                                     February 22, 1995
                                            Year Ended              Year Ended         (Inception) to
                                            December 31,           December 31,        December 31,
                                                1997                   1996                1995
                                                ----                   ----                ----
Statement of Operations Data:

Revenues                                   $ 2,062,373           $  845,412           $  113,000
                                            ----------            ---------            ---------

Costs and Expenses:
  Cost of Sales                              1,629,128              748,322              111,870
  Sales and Marketing                        1,609,837              913,547              375,384
  General and Administrative                 2,432,760            1,760,760              678,498
  Research and Development                     489,115              310,552               89,909
                                               -------              -------               ------

    Total Costs and Expenses                 6,160,840            3,733,181            1,255,661
                                             ---------            ---------             --------

Operating Loss                              (4,098,467)          (2,887,769)          (1,142,661)

Interest Income                                835,116               81,333               26,009
                                               -------               ------               ------

Net Loss                                   $(3,263,351)         $(2,806,436)         $(1,116,652)
                                           ===========          ===========          ===========

Net Loss Per Share - Basic and Diluted     $      (.41)         $      (.44)         $     (0.18)
                                           ===========          ===========          ===========

Weighted Average Common
  and Potential Common Shares                7,980,094            6,347,716            5,954,299
                                             =========            =========            =========


                                                                December 31,
                                                1997                 1996                1995
                                                ----                 ----                ----
Balance Sheet Data:

Cash and Cash Equivalents                  $   779,317          $15,666,609          $ 1,182,080
Working Capital                             13,242,387           14,591,700              611,655
Total Assets                                15,036,473           17,085,387            1,763,629
Total Liabilities                              587,728            1,631,650              598,464
Total Stockholders' Equity                  14,448,745           15,453,737            1,165,165

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Management's discussion and analysis provides a review of the Company's operating results for the years ended December 31, 1997 and 1996 and the period from inception on February 22, 1995 to December 31, 1995, and its financial condition at December 31, 1997. The focus of this review is on the underlying business reasons for significant changes and trends affecting the revenues, net earnings, and financial condition of the Company. This review should be read in conjunction with the accompanying financial statements.

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

Overview

     The Company was formed on February 22, 1995 and has a limited operating history from which to evaluate its performance. Although the Company has completed the development of its integrated information capture and delivery system and is developing several disease state management programs for specific diseases, further development activities may be necessary to implement these programs. In October 1996 the Company began enrolling patients in its first disease state management program, and even though over a year has passed, the Company currently has patients enrolled in four of its disease-specific programs. The enrollment of patients in the Company's programs has been limited by several factors, including the limited ability of clients to provide the Company with accurate information with respect to the specific patient populations, including coding errors that necessitated significant labor-intensive data processing prior to program implementation. In addition, the Company has encountered resistance from patients and other sources of information to the Company's systems.

     In response to these market dynamics, the Company has taken several tactical and strategic steps: formal designation of internal personnel at customer sites to assist clients with implementation; closer integration of Company systems personnel with clients to facilitate accurate data transfers; and most importantly, promotion of a broader product line to enable clients to enter the Company's disease management programs through a variety of channels. The Company now sells two additional services, demand management services and automated surveys (general health and disease-specific), both of which can provide mechanisms for enrollment to the Company's disease management programs. Through February 1998, an aggregate of approximately 38,000 persons have enrolled and participated in Company programs.

         The Company has entered into services agreements to develop, implement and operate programs for: (i) patients who have recently experienced certain cardiovascular events; (ii) patients who have been diagnosed with primary congestive heart failure; (iii) patients suffering from anorexia or cachexia secondary to diagnosis of cancer or AIDS; (iv) patients suffering from chronic pain, and (v) patients who are at increased risk of suffering from epilepsy. In addition, the Company has entered into services agreements to operate its disease management programs for patients suffering from asthma or diabetes. These contracts provide for, and the Company anticipates future contracts will provide for, fees paid by its customers based upon the number of patients participating in each of its programs, as well as initial program development fees from customers for the development of a disease-specific program. To the extent that the Company has had limited enrollment of patients in its programs, the Company's operations revenue has been, and may continue to be limited. Moreover, as the Company has completed the development of its primary disease management programs, it anticipates that development revenue will also decline over the next twelve months unless and until the Company enters into new development agreements. The Company's program development contracts typically require payment from the customer at the time that the contract is executed, with additional payments made as certain development milestones are met. Development contract revenue is recognized on a percentage of completion basis, in accordance with the ratio of total development cost incurred to the estimated total development costs for the entire project. Losses, if any, related to program development will be recognized in full as identified. The Company's contracts call for a fixed program operational fee to be paid by the customer for each patient enrolled for a series of program services as defined in the contract. The timing of customer payments for the delivery of program services varies by contract. Revenues from program operations are recognized ratably as the program services are delivered. The amount of the per patient fee varies from program to program depending upon the number of patient contacts required, the complexity of the interventions and the detail of the reports generated. The Company has not capitalized any costs related to the development of software for use in its disease state management programs since all of such software has been developed for internal use.

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

         The  Company  began to  provide  other  services  to  customers  in the
healthcare   industry  during  1997  which  included  new  applications  of  its information capture and delivery system. These consisted of patient surveys, health risk assessments, nursing support lines and marketing support functions. It is anticipated that the revenues generated from services other than those provided in conjunction with disease state management programs will represent an increasing percentage of total revenues as the Company continues to expand the systems and services that it makes available to its customers.


Results of Operations

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

         Revenues

         Revenues are comprised of revenues from development fees, licensing fees and operational fees. Revenues increased 144% from $845,412 for the year ended December 31, 1996 to $2,062,373 for the year ended December 31, 1997. A summary of these revenues by category is as follows:

                                    Year Ended                 Year Ended
                                    December 31,               December 31,
                                      1997                       1996
                                      ----                       ----
         Revenues
         --------
         Development Fees          $   826,532                  $798,138
         Licensing Fees                500,000                    35,556
         Operational Fees              735,841                    11,718
                                       -------                    ------

         Total Revenues             $2,062,373                  $845,412
                                    ==========                  ========

         Revenues from development fees increased 3.6% from $798,138 for the year ended December 31, 1996 to $826,532 for the year ended December 31, 1997. The Company received $826,532 in development revenues for the year ended December 31, 1997, primarily related to fees from Bristol-Myers for the development of six disease state management contracts. The Company also received development revenues from a small number of other customers related to other disease-specific programs. The Company has completed substantially all services under these agreements and is currently receiving revenues in connection with only the development of three programs. The Company anticipates that revenue from development fees will decline as the Company develops more programs using its own resources.

         The Company's development contracts generally require that payments be made by the customer at the time of contract execution and at the achievement of certain milestones in the development process. These payments are normally received in advance of the Company's recognition of the associated revenue. The timing of customer payments for program operation services varies by contract, but typically occurs prior to the associated services being provided. The Company recognizes deferred revenue for amounts billed for these services in advance of the rendering of the services. The advance payments have been a source of liquidity for the Company. The Company anticipates that its billing practices are likely to continue in this manner in the foreseeable future.

     Revenues from licensing fees increased 1306% from $35,556 for the year ended December 31, 1996 to $500,000 for the year ended December 31, 1997. Licensing revenue represents amounts that the Company charges its customers for the right to enroll patients in or the right to market to other entities certain of its programs, primarily the Company's standardized asthma and diabetes programs, and the right to have access to data collected from patients enrolled in such programs. The Company did not initiate any licensing activity until the second quarter of 1996, therefore licensing revenues for the year ended December 31, 1997 were significantly higher that those generated during the year ended December 31, 1996. In 1997, the Company received licensing revenues of $150,000 from the PulseGroup, Inc. for a licensing contract related to the Company's asthma and diabetes programs.

     Revenues from operations increased 6180% from $11,718 for the year ended December 31, 1996 to $735,841 for the year ended December 31, 1997. Operations revenues are generated as the Company provides services to its customers for their disease-specific programs. Operations revenues increased significantly in 1997, as the Company began enrolling patients and implementing its disease state management programs during 1997. Operations revenue consisted primarily of $440,000 in fees received from Abbott Laboratories in connection with a teleconference program completed during the year ended December 31, 1997. The Company is currently engaged in discussions with Abbott Laboratories with respect to providing additional services to Abbott Laboratories in the future.

         The  Company  began to  provide  other  services  to  customers  in the healthcare industry during 1997 which involve new applications of its information capture and delivery system. These services include patient surveys, health risk assessments, nursing support lines and marketing support functions. As the Company expands its operations, it intends to continue to emphasize operations revenues to the exclusion of development revenues.

         Costs and Expenses

         Cost of sales include salaries and related benefits, services provided by third parties, and other expenses associated with the development of the Company's customized disease state management programs, as well as the operation of each of its disease state management programs. In addition, cost of sales for 1997 and 1996 includes accrued losses on program development in accordance with the Company's policy of recognizing such losses, if any, in full as identified. The accrued loss for 1997 and 1996 is a result of a particular contract for which the amount of the program development fee is based upon the success of the program, and the fact that the guaranteed development revenue for this program is less than the estimated cost of its development. To the extent that the Company enters into any contracts of this type in the future, and that those contracts provide for guaranteed development revenue which is less than the estimated cost of program development, such losses will continue to be accrued.

         Cost of sales increased 118% from $748,322 for the year ended December 31, 1996 to $1,629,128 for the year ended December 31, 1997. The increase in these costs primarily reflects an increased level of program development and operational activities.

         Sales and marketing expenses increased 76% from $913,547 for the year ended December 31, 1996 to $1,609,837 for the year ended December 31, 1997. These costs consist primarily of salaries, related benefits and travel costs. These expenditures allowed the Company to undertake initial marketing efforts to pharmaceutical companies, payors and other health care services organizations. The increase in these costs reflects an increase in the size of the Company's sales and marketing staff.

         General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operating expenses of the Company. General and administrative expenses increased 38% from $1,760,760 for the year ended December 31, 1996 to $2,432,760 for the year ended December 31, 1997. These expenditures were incurred to develop the corporate infrastructure necessary to support anticipated program development and operations. The increase in these costs was caused by an increase in the Company's level of business activity, and the addition of required administrative personnel. The Company expects that general and administrative expenses will continue to increase in future periods.

         Research and development expenses consist primarily of salaries and related benefits and administrative costs allocated to the Company's research and development personnel for development of certain components of its integrated information capture and delivery system, as well as development of the Company's standardized disease state management programs. Research and development expenses increased 57% from $310,552 for the year ended December 31, 1996 to $489,115 for the year ended December 31, 1997. The increase in these costs reflects initiation of development of the Company's standardized disease state management programs for patients suffering from asthma and diabetes.

         The Company generates net interest income primarily from cash balances and investments. Interest income increased to $835,116 for the year ended December 31, 1997 from $81,333 for the year ended December 31, 1996. The increase in interest income reflects the additional funds available to the Company for investment as a result of its initial public offering on December 19, 1996.

     The Company had a net loss of $3,263,351 for the year ended December 31, 1997 compared to $2,806,436 for the year ended December 31, 1996. This represents a loss of $.41 per share for 1997 and $.44 for 1996.

Year Ended December 31, 1996 Compared to the Period from February 1995 (Inception) to December 31, 1995

Revenues

         The Company generated revenue of $845,412 for the year ended December 31, 1996, and $113,000 during the period from inception on February 22, 1995 to December 31, 1995. A summary of these revenues by category is as follows:


                                                                Period from
                                                               February 1995
                                    Year Ended                (Inception) to
                                  December 31, 1996          December 31, 1995
                                  -----------------          -----------------
         Revenues
         --------
         Development Fees              $798,138                   $84,000
         Licensing Fees                  35,556                      -
         Operational Fees                11,718                    29,000
                                         ------                    ------

         Total Revenues                $845,412                  $113,000
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

         Liquidity and Capital Resources

         At December 31, 1997 the Company had working capital of $13,242,387, as compared to $14,591,700 at December 31, 1996 and $611,655 at December 31, 1995.
Since its inception the Company has primarily funded its operations, working capital needs and capital expenditures from the sale of equity securities. The Company's initial capitalization of $500,000 was completed in February 1995. The Company received $1,800,000 from the sale of equity securities in a private placement during the third quarter of 1995, and $3,000,000 from the sale of additional equity securities in a private placement during the second quarter of 1996. On December 19, 1996 the Company completed an initial public offering of its common stock which generated net proceeds to the Company of $14,082,048. On January 8, 1997, an additional 300,000 shares of common stock were sold pursuant to an underwriters over-allotment provision, which generated net proceeds to the Company of $2,232,000.

         Capital  expenditures  during  1997  were  $394,161,   as  compared  to
expenditures of $494,577 during 1996 and $579,983 during the period from inception on February 22, 1995 to December 31, 1995. The expenditures during these periods represented the purchase of the significant technology platform components of the integrated information capture and delivery system as well as purchases required to support the Company's growing employee base.

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

         Inflation

         Inflation did not have a significant impact on the Company's costs during 1997, 1996 or the period from inception on February 22, 1995 to December 31, 1995. The Company continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

         Recent Accounting Pronouncements

     In March 1997,  the  Financial  Accounting  Standards  Board (FASB)  issued
Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". The new standard requires dual presentation of basic and diluted earnings per share (EPS) on the face of the statement of operations and requires a reconciliation of the numerators and denominators of basic and diluted EPS calculations. The statement is effective for periods ending after December 15, 1997.

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which is required to be adopted for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Items considered comprehensive income include foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. In the opinion of management, SFAS 130 will not have a material effect on the Company's financial statements.

     In June 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. The statement requires that a public company report financial and descriptive information about its reportable operating segments using the management approach. In the opinion of management, SFAS 131 will not have a material effect on the Company's financial statements.

     In October 1997, the Accounting Standards Executive Committee issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company does not believe that the implementation of SOP 97-2 will have a material effect on expected revenues or earnings.

         Year 2000

         The Company has conducted a review of its computer systems to identify those areas that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Company currently believes, with planned modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems and is not anticipated to be material to its financial position or results of operations in any given year. The Company has received confirmation from vendors of certain purchased software that current releases or upgrades, if installed, will eliminate any issues.

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

         Item 8.  Financial Statements And Supplemental Data




         Index to Financial Statements                     Page

         Independent Auditors' Report                        24
         Balance Sheets                                      25
         Statements of Operations                            26
         Statements of Stockholders' Equity                  27
         Statements of Cash Flows                            28
         Notes to Financial Statements                       29-34

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Patient Infosystems, Inc.:

     We have audited the accompanying balance sheets of Patient Infosystems, Inc. as of December 31, 1997 and 1996 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1997 and 1996 and for the period from February 22, 1995 (Inception) to December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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






Deloitte & Touche LLP
Rochester, New York
January 30, 1998

PATIENT INFOSYSTEMS, INC.

BALANCE SHEETS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

ASSETS                                                 1997               1996
CURRENT ASSETS:
  Cash and cash equivalents ........................ $   779,317     $15,666,609
  Available-for-sale securities ....................  12,232,335            --
  Accounts receivable ..............................     412,956         386,215
  Prepaid expenses and other current assets ........     405,507         170,526
                                                      ----------     -----------
        Total current assets .......................  13,830,115      16,223,350

PROPERTY AND EQUIPMENT, net ........................     958,965         862,037

OTHER ASSETS .......................................     247,393            --
                                                     -----------     -----------

TOTAL ASSETS ....................................... $15,036,473     $17,085,387
                                                     ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ................................. $    89,674    $    196,674
  Accrued salaries and wages .......................     320,272         127,029
  Accrued initial public offering costs ............        --           446,568
  Accrued expenses .................................      79,236         211,457
  Deferred revenue .................................      67,549         582,783
  Accrued loss on development contracts ............      30,997          67,139
                                                    ------------    ------------
        Total current liabilities ..................     587,728       1,631,650
                                                    ------------    ------------

COMMITMENTS  (Note 7)

STOCKHOLDERS' EQUITY:
  Common stock - $.01 par value:  shares - authorized:
    20,000,000; issued and outstanding:  1997 - 8,011,522
    1996 - 7,653,202 ...............................      80,115          76,532
  Additional paid-in capital .......................  21,550,009      19,300,293
  Unrealized gain on available-for-sale securities .       5,060            --
  Accumulated deficit during the development stage .  (7,186,439)     (3,923,088)
                                                     -----------     -----------
        Total stockholders' equity .................  14,448,745      15,453,737
                                                     -----------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........ $ 15,036,473    $ 17,085,387
                                                    ============    ============


See notes to financial statements.

PATIENT INFOSYSTEMS, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997 AND 1996 AND
PERIOD FROM FEBRUARY 22, 1995 (INCEPTION) TO DECEMBER 31, 1995
--------------------------------------------------------------------------------

                                        1997           1996          1995


REVENUES .......................   $ 2,062,373    $   845,412    $   113,000
                                   -----------    -----------    -----------

COSTS AND EXPENSES:
  Cost of sales ................     1,629,128        748,322        111,870
  Sales and marketing ..........     1,609,837        913,547        375,384
  General and administrative ...     2,432,760      1,760,760        678,498
  Research and development .....       489,115        310,552         89,909
                                   -----------      ---------      ---------

        Total costs and expenses     6,160,840      3,733,181      1,255,661
                                   -----------    -----------      ---------

OPERATING LOSS .................    (4,098,467)    (2,887,769)    (1,142,661)

INTEREST INCOME ................       835,116         81,333         26,009
                                    ----------     ----------     ----------

NET LOSS .......................   $(3,263,351)   $(2,806,436)   $(1,116,652)
                                   ===========    ===========    ===========

NET LOSS PER SHARE - BASIC
   AND DILUTED .................   $      (.41)   $      (.44)   $     (.18)
                                   ===========    ===========    ===========


WEIGHTED AVERAGE COMMON
   AND POTENTIAL COMMON SHARES .     7,980,094      6,347,716      5,954,299
                                   ===========    ===========    ===========



See notes to financial statements.

PATIENT INFOSYSTEMS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1997 AND 1996 AND
PERIOD FROM FEBRUARY 22, 1995 (INCEPTION) TO DECEMBER 31, 1995
--------------------------------------------------------------------------------

                                                                                        Unrealized
                                                                          Additional   Gains/Losses on                   Total
                                    Preferred Stock        Common Stock    Paid-in   Available-for-sale  Accumulated  Stockholders'
                                    Shares   Amount     Shares    Amount   Capital      Securities          Deficit     Equity

Sale of common stock, substantially
 all of which was issued on February
 22, 1995 at $0.14 per share           -      $   -     3,602,880   $36,029  $  464,371   $    -            $    -       $  500,400

Sale of Series A convertible preferred
 stock at $1.00 per share in August
 and September 1995 (net of issuance
 costs of $18,583)                 1,800,000   18,000       -          -      1,763,417        -                 -        1,781,417

Net loss for the period from
 Inception to December 31, 1995        -          -         -          -          -            -            (1,116,652)  (1,116,652)
                                   ---------   ------   ---------   ------- -----------    ------          ----------     ----------
Balances, December 31, 1995        1,800,000   18,000   3,602,880    36,029   2,227,788        -            (1,116,652)   1,165,165

Sale of Series B convertible
 preferred stock at $5.00 per share
 in May and June 1996 (net of
 issuance costs of $3,250)           600,000    6,000       -          -      2,990,750        -                  -       2,996,750
Compensation expense related to
 issuance of stock warrants            -          -         -          -         13,208        -                  -          13,208

Exercise of stock warrants             -          -         4,322        43       2,959        -                  -           3,002

Sale of common stock at $8.00 per
 share in December 1996 (net of
 issuance costs of $1,917,952)         -          -     2,000,000    20,000  14,062,048        -                  -      14,082,048

Conversion of Series A and B
 convertible preferred stock
 to common stock                  (2,400,000) (24,000)  2,046,000    20,460       3,540        -                  -            -

Net loss for the year end
 December 31, 1996                     -          -         -          -        -              -            (2,806,436)  (2,806,436)
                                   ---------   ------   ---------    ------  ----------      ------          ---------    ---------

Balances, December 31, 1996            -          -     7,653,202    76,532  19,300,293        -            (3,923,088)  15,453,737

Sale of common stock at $8.00 per
 share in January 1997
 (net of issuance costs of $168,000)   -          -       300,000     3,000   2,229,000        -                  -       2,232,000

Compensation expense related to
 issuance of stock warrants            -          -         -          -          8,283        -                  -           8,283

Exercise of stock warrants             -          -        58,320       583      12,433        -                  -          13,016

Unrealized gain on investments
 available for sale                    -          -         -          -        -            5,060                -           5,060

Net loss for the year end
 December 31, 1997                     -          -         -          -        -              -            (3,263,351)   3,263,351)
                                   ---------  ------   ---------   -------  -----------     ------           ----------  ----------
Balances, December 31, 1997            -      $   -    8,011,522   $80,115  $21,550,009     $5,060         $(7,186,439) $14,448,745
                                   =========  ======   =========   =======  ===========     ======         ============ ===========


See notes to financial statements.

PATIENT INFOSYSTEMS, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997 AND 1996 AND
PERIOD FROM FEBRUARY 22, 1995 (INCEPTION) TO DECEMBER 31, 1995
--------------------------------------------------------------------------------

                                                                      1997            1996              1995
OPERATING ACTIVITIES:
  Net loss .......................................................   $(3,263,351)   $(2,806,436)   $(1,116,652)
  Adjustments to reconcile net loss to net cash used in
    operating  activities:
      Depreciation and amortization ..............................       293,763        186,050         26,473
      Loss on sale of property ...................................         2,171           --             --
      Amortization of premiums and discounts on available-for-sale
           marketable securities .................................      (209,832)          --             --
      Compensation expense related to issuance of
        stock warrants ...........................................         8,283         13,208           --
      Increase in accounts receivable ............................       (26,741)      (382,160)        (4,055)
      Increase in prepaid expenses and other current assets ......      (234,980)      (146,542)       (23,984)
      (Decrease) increase in accounts payable ....................      (107,000)      (166,095)       362,769
      Increase in accrued salaries and wages .....................       193,243         78,770         48,259
      (Decrease) increase in accrued expenses ....................      (132,221)       192,076         19,381
      (Decrease) increase in deferred revenue ....................      (515,234)       414,728        168,055
      (Decrease) increase in accrued loss on development contracts       (36,142)        67,139           --
                                                                       ---------      ---------       ---------

            Net cash used in operating activities ................    (4,028,041)    (2,549,262)      (519,754)
                                                                       ---------      ---------       ---------

INVESTING ACTIVITY:
  Property and equipment additions ...............................      (394,161)      (494,577)      (579,983)
  Proceeds from sale of property .................................         1,299           --             --
  Purchases of available-for-sale marketable securities ..........   (18,121,444)          --             --
  Maturities of available for-sale marketable securities .........     6,104,000           --             --
  Increase in other assets .......................................      (247,393)          --             --
                                                                      ---------       ---------       ---------

           Net cash used in investing activities .................   (12,657,699)      (494,577)      (579,983)
                                                                      ----------      ---------       ---------

FINANCING ACTIVITIES:
  Proceeds from issuance of common and preferred
    stock, net ...................................................     2,245,016     17,081,800      2,281,817
  (Decrease) increase in accrued initial public offering costs ...      (446,568)       446,568           --
                                                                       ---------     ----------      ----------

            Net cash provided by financing activities ............     1,798,448     17,528,368      2,281,817
                                                                       ---------     ----------      ----------


INCREASE (DECREASES) IN CASH AND CASH  EQUIVALENTS ...............   (14,887,292)    14,484,529      1,182,080

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD ............................................    15,666,609      1,182,080           --
                                                                      ----------     ----------      ---------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD ..................................................   $   779,317    $15,666,609    $ 1,182,080
                                                                     ===========    ===========    ===========


Supplemental disclosures of cash flow information
   Cash paid and received for income taxes, net ..................   $    (9,509)   $     1,716    $     --
                                                                     ===========    ===========    ===========

See notes to financial statements ................................

PATIENT INFOSYSTEMS, INC.


NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND
PERIOD FROM FEBRUARY 22, 1995 (INCEPTION) TO DECEMBER 31, 1995
--------------------------------------------------------------------------------


1.    BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Organization - Patient Infosystems, Inc. designs and develops health care information systems and services to manage, collect and analyze patient-related information to improve patient compliance with prescribed treatment protocols. Through its various patient compliance programs for disease state management, the Company provides important benefits for the patient, the health care provider and the payor. The Company was incorporated in Delaware on February 22, 1995 under the name DSMI Corp., changed its name to Disease State Management, Inc. on October 13, 1995, and on June 28, 1996 changed its name to Patient Infosystems, Inc. Prior to January 1, 1997, the Company was a development stage enterprise.

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

Fair Value of Financial Instruments - The Company's financial instruments consist of cash and equivalents and available-for-sale securities. The carrying values of cash and equivalents and available-for-sale marketable securities approximate fair value.

Revenue Recognition and Deferred Revenue - The Company's principal source of revenue to date has been from contracts with a pharmaceutical company for the development and operation of disease management programs for chronic diseases, disease management programs and other health care information system applications. Deferred revenue represents amounts billed in advance under these contracts.

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

The Company's current contracts are concentrated in a small number of customers, consequently, the loss of any one of its customers could have a material adverse effect on the Company and its operations. During the years ended December 31, 1997 and 1996, approximately $925,800 (45%) and $834,000 (99%), respectively, of the Company's revenues arose from contracts with one customer. At December 31, 1997 and 1996, accounts receivable included balances of $231,484 and $265,940, respectively, from contracts with that customer.

Property and Equipment - Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 10 years.

The Company regularly assesses all of its long lived assets for impairment and recognizes a loss when the carrying value of an asset exceeds its fair value. The Company determined that no impairment loss need be recognized for applicable assets in 1997 or 1996.

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

Net Loss Per Share - Net loss per share is based on the weighted average number of common shares outstanding subsequent to the Company's initial public offering in 1996. Pursuant to rules of the Securities and Exchange Commission Staff, all common and potential common shares issued by the Company at a price less than the initial public offering price during at least the 12 months preceding the offering date (using the treasury stock method until shares are issued) have been included in the calculation of common and potential common shares outstanding for all periods presented prior to the December 1996 initial public offering.

Retirement  Plan - The  Company  has a  retirement  plan which  qualifies  under
Section 401(k) of the Internal Revenue Code This retirement plan allows eligible employees to contribute 1% to 15% of their income on a pretax basis to the plan. The Company's annual contribution to the plan is at the discretion of the Board of Directors. The Company made no contributions to this plan in 1997 or 1996.

Stock Split - On November 22, 1996, the Company effected a .72-for-1 reverse stock split of all outstanding shares of common stock.

Statement  of  Financial  Accounting  Standards  No.  128 - In March  1997,  the
Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". The new standard requires dual presentation of basic and diluted earnings per share (EPS) on the face of the statement of operations and requires a reconciliation of the numerators and denominators of basic and diluted EPS calculations. The statement
is effective for periods  ending after December 15, 1997.   The   Company   has
calculated and presented basic and diluted earnings per share on the face of the statement of operations for the years ended December 31, 1997 and 1996 and from the period of February 1995 (inception) to December 31, 1995.

Statement  of  Financial  Accounting  Standards  No.  130 - In  June  1997,  the
Financial  Accounting  Standards  Board  (FASB)  issued  Statement  of Financial
Accounting Standards No. 130, "Reporting Comprehensive Income," which is required to be adopted for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. In the opinion of management, SFAS 130 will not have a material effect on the Company's financial statements.

Statement of Financial Accounting Standards No. 131 - In June 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. The statement requires that a public company report financial and descriptive information about its reportable operating segments using the management approach. In the opinion of management, SFAS 131 will not have a material effect on the Company' financial statements.

Statement of Position 97-2 - In October 1997, the Accounting Standards Executive Committee issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company does not believe that the implementation of SOP 97-2 will have a material effect on expected revenues or earnings.


2.    AVAILABLE -FOR-SALE SECURITIES

The following is a summary of available-for-sale securities as of December 31, 1997:

U.S. Government securities            $12,232,335
                                      ===========

Realized and unrealized gains and losses on available-for-sale securities were immaterial as of and for the year ended December 31, 1997.

The cost and estimated fair value of marketable securities by contractual maturity at December 31, 1997 are as follows:

                                            Amortized
                                               Cost              Fair Value
                                               ----              ----------
Due in one year or less                   $  2,824,280         $  2,823,704
Due after one year through two years         9,400,389            9,408,631
                                             ---------            ---------
                                           $12,224,669          $12,232,335
                                           ===========          ===========


3.    PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows at December 31:


                                                            1997          1996
                                                            ----          ----

Computer software ...................................   $  380,831   $  307,735
Computer equipment ..................................      600,279      409,681
Telephone equipment .................................      189,479      134,656
Leasehold improvements ..............................       41,504       37,729
Office furniture and equipment ......................      249,291      184,708
                                                         ---------    ---------
                                                         1,461,384    1,074,509
Less accumulated depreciation and amortization ......      502,419      212,472
                                                           -------      -------


Property and equipment, net .........................   $  958,965   $  862,037
                                                        ==========   ==========


4.    INCOME TAXES

The Company  has not  recorded  any  income  tax expense during  the period from
Inception  to   December 31,  1997 because of  operating  losses incurred  since inception

As of December 31, 1997, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $7,100,000 which are available to offset future Federal taxable income. These carryforwards expire in varying amounts through 2012. No tax benefit relating to the net operating loss carryforwards has been reflected in the financial statements due to the uncertainty regarding the utilization of any such benefit, and valuation allowances of $2,414,000 for 1997 and $1,326,000 for 1996 have been recognized to offset any deferred tax asset related to these carryforwards. Future benefit may occur to the extent taxable income is earned prior to the expiration of the carryforward period.


5.    PUBLIC OFFERING OF COMMON STOCK

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


6.    STOCK OPTIONS AND WARRANTS

The Company has an Employee Stock Option Plan (the "Stock Option Plan") for the benefit of certain employees, non-employee directors, and key advisors. The Company has adopted the disclosures-only provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the Stock Option Plan as it relates to employees. Had compensation cost for the Company's stock option plan been determined based on the fair value at the date of grant for awards consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:



                                                                                 Period from
                                                                               Feburary 22,1995
                                           Year ended          Year ended       (Inception) to
                                       December 31, 1997    December 31, 1996  December 31, 1995


Net loss - as reported                    $(3,263,351)         $(2,806,43)       $(1,116,652)

Net loss - pro forma                      $(3,406,973)         $(2,879,457)      $(1,125,428)

Net loss per share - basic
  and diluted - as reported               $     (0.41)         $      (.44)      $      (.18)

Net loss per share - basic
  and diluted - pro forma                 $     (0.43)         $      (.46)      $      (.18)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using an assumed risk-free interest rates of 5.98% for the year ended December 31, 1997 and 7% for the year ended December 31, 1996 and an expected life of 7 years. As the Company was still considered a private company for the purposes of applying SFAS No. 123 for the period from Inception to June 30, 1996, the Company did not include a volatility factor assumption in its fair value model. For the options granted after July 1, 1996, the Company has used a volatility factor of .53 for year ended December 31, 1997 and .60 for year ended December 31, 1996. For purposes of pro forma disclosure, the estimated fair value of each option is amortized to expense over that option's vesting period. The Stock Option Plan authorizes 1,080,000 shares of common stock to be issued.

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

A summary of stock option activity follows:

                                                                                             Weighted-
                                                                              Outstanding     Average
                                                                                Options   Exercise Price
                                                                                -------   --------------

Options granted during the period from Inception
  to December 31, 1995 (weighted average fair value of $.13) ...................658,800    $   0.35

Options forfeited by holders during the period
  from Inception to December 31, 1995 ..........................................(65,520)   $   0.54

Options exercised during the period form Inception
  to December 31, 1995 ......................................................... (2,880)   $   0.14
                                                                                -------


Options outstanding at January 1, 1996 .........................................590,400    $   0.33

Options granted during the year ended December 31, 1996
  (weighted average fair value of $3.24) .......................................365,400    $   5.32

Options forfeited by holders during the year
  ended December 31, 1996 ......................................................(63,840)   $   0.87
                                                                                -------

Options outstanding at December 31, 1996 .......................................891,960    $   2.34

Options granted during the year ended December 31, 1997
  (weighted average fair value of $5.16) .......................................307,000    $   4.39

Options forfeited by holders during the year
  ended December 31, 1997 .....................................................(342,580)   $   4.83

Options exercised during the year ended December 31, 1997 ......................(58,320)   $   0.22
                                                                                -------

Options outstanding at December 31, 1997 .......................................798,060    $   2.21
                                                                                =======

Options exercisable at December 31, 1997 .......................................212,928    $   0.82
                                                                                =======

Options available for grant at December 31, 1997 ...............................281,940
                                                                                =======

The  following  table   summarizes   information   concerning   outstanding  and
exercisable options at December 31, 1997:


                                  Options Outstanding                Options Exercisable
                                  -------------------                -------------------

                                       Weighted
                                        Average     Weighted                   Weighted
                                       Remaining     Average                    Average
   Range of                 Number    Contractual   Exercise         Number    Exercise
Exercise Price           Outstanding     Life        Price         Exercisable  Price

  $.14 - $ .99             390,480       7.36       $  .29           177,792   $ 0.27

 $1.00 - $1.99              44,640       7.94       $ 1.57            13,968   $ 1.52

 $2.00 - $4.99             272,840       9.24       $ 2.95            13,608   $ 2.08

$5.00 - $10.00              90,100       9.08       $ 8.56             7,560   $10.00
                          --------                                   -------
                           798,060                                   212,928
                           =======                                   =======


The Company also has outstanding stock purchase warrants entitling the holders to purchase a total of 23,400 shares of common stock at prices ranging from $2.08 to $10.00 per share (weighted average exercise price of $2.69). At December 31, 1997, 4,680 of these warrants are currently vested, with the remaining 18,720 warrants vesting at 20% per year. The Company has recorded compensation cost of $8,283 for the year ended December 31, 1997 and $13,208 for the year ended December 31, 1996 in connection with the issuance of these warrants.

7.    COMMITMENTS

The Company leases office space for its main operating facility under an operating lease agreement expiring in November 1999. Rental expense from this lease for the years ended December 31, 1997, 1996 and for the period from February 22, 1995 (inception) to December 31, 1995, was $154,907, $70,479 and $40,375 respectively.

At December 31, 1997, future minimum lease payments under this lease are summarized as follows:


                      1998              $180,523
                      1999               173,100
                                         -------
                                        $353,623
                                        ========

8.    EARNINGS PER SHARE

Net loss per share is based on the weighted average number of common shares outstanding subsequent to the Company's initial public offering in 1996.Pursuant to rules of the Securities and Exchange Commission Staff, all common and potential common shares issued by the Company at a price less than the initial public offering price during at least the 12 months preceding the offering date (using the treasury stock method until shares are issued) have been included in the calculation of common and potential common shares outstanding for all periods presented prior to the December 1996 initial public offering.
Because th Company is in a loss position at December 31,1997, options to purchase 798,060 shares of common stock at $.14 to $10.00 per share were outstanding as of December 31, 1997 but were not included in the computation of diluted EPS as they would be dilutive.

                                                              Per Share
                                    Net Loss      Shares        Amount
                                    --------      ------        ------
1997
----
Basic and Diluted EPS             $(3,263,351)   7,980,094      $(.41)

1996
----
Diluted EPS                       $(2,806,436)   6,347,716      $(.44)

1995
----
Diluted EPS                       $(1,116,652)   5,954,299      $(.18)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

None
                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1997.


Item 11. Executive Compensation.

Director Compensation

     Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1997.

Executive Compensation

     Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1997.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1997.

Item 13. Certain Relationships and Related Transactions

     Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1997.


                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements:

The financial statements of the Company are included in Part II, Item
8.

(b) Reports on Form 8 - K:

No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1997.

( c) Exhibits:

Exhibit # Description of Exhibits

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

     10.13 Services Agreement dated September 13, 1996 between the Company and Health Resources Inc.(Diabetes), incorporated by reference from Exhibit 10.13 on Form S-1 Registration Statement of the Company, filed with the Commission on December 17, 1996.

     10.14 Services Agreement dated September 13, 1996 between the Company and Harris Methodist Health Plan, incorporated by reference from Exhibit 10.14 on Form S-1 Registration Statement of the Company, filed with the Commission on December 17, 1996.

(11) Statement of Computation of Per Share Earnings See page
38 of this Annual report on Form 10-K.

(27) Financial Data Schedule
Filed electronically

All other exhibits are omitted because they are not applicable or the required information is shown elsewhere in this Annual Report on Form 10-K.