Form 10-K/A
period 1997-12-31
PATIENT INFOSYSTEMS INC
filed 1998-04-02
CIK 1017813

FORM 10-K. - ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                  Amendment #1
                                   (Mark One)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((delta)229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 28, 1998, 8,012,842 shares of common stock were outstanding, and the aggregate market value of the common shares of Patient Infosystems, Inc. held by non-affiliates was approximately $15 million.


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


(b)  Holders

     The approximate number of record holders of the Company's common stock as of February 28, 1998 is 99. However, the Company believes that there are in excess of 400 beneficial holders of Common Stock of the Company.

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

     The Company has entered into services agreements to develop, implement and operate programs for: (i) patients who have recently experienced certain cardiovascular events; (ii) patients who have been diagnosed with primary congestive heart failure; (iii) patients suffering from anorexia or cachexia secondary to diagnosis of cancer or AIDS; and (iv) patients suffering from chronic pain, In addition, the Company has entered into services agreements to operate its disease management programs for patients suffering from asthma or diabetes. These contracts provide for, and the Company anticipates future contracts will provide for, fees paid by its customers based upon the number of patients participating in each of its programs, as well as initial program development fees from customers for the development of a disease-specific program. To the extent that the Company has had limited enrollment of patients in its programs, the Company's operations revenue has been, and may continue to be limited. Moreover, as the Company has completed the development of its primary disease management programs, it anticipates that development revenue will also decline over the next twelve months unless and until the Company enters into new development agreements. The Company's program development contracts typically require payment from the customer at the time that the contract is executed, with additional payments made as certain development milestones are met. Development contract revenue is recognized on a percentage of completion basis, in accordance with the ratio of total development cost incurred to the estimated total development costs for the entire project. Losses, if any, related to program development will be recognized in full as identified. The Company's contracts call for a fixed program operational fee to be paid by the customer for each patient enrolled for a series of program services as defined in the contract. The timing of customer payments for the delivery of program services varies by contract. Revenues from program operations are recognized ratably as the program services are delivered. The amount of the per patient fee varies from program to program depending upon the number of patient contacts required, the complexity of the interventions and the detail of the reports generated. The Company has not capitalized any costs related to the development of software for use in its disease state management programs since all of such software has been developed for internal use.

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

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Patient Infosystems, Inc.:

     We have audited the accompanying balance sheets of Patient Infosystems, Inc. as of December 31, 1997 and 1996 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1997 and 1996 and for the period from February 22, 1995 (Inception) to December 31, 1995. Our audits also included the financial statement schedule listed in the Index at
Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of Patient Infosystems, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996 and for the period from February 22, 1995 (Inception) to December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Rochester, New York
January 30, 1998

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

COMMITMENTS  (Note 7)

STOCKHOLDERS' EQUITY:
  Common stock - $.01 par value:  shares - authorized:
    20,000,000; issued and outstanding:  1997 - 8,011,522
    1996 - 7,653,202 ...............................      80,115          76,532
  Additional paid-in capital .......................  21,550,009      19,300,293
  Unrealized gain on available-for-sale securities .       5,060            --
  Accumulated deficit ..............................  (7,186,439)     (3,923,088)
                                                     -----------     -----------
        Total stockholders' equity .................  14,448,745      15,453,737
                                                     -----------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........ $ 15,036,473    $ 17,085,387
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
                                         -------
                                        $353,623
                                        ========

8.    EARNINGS PER SHARE

Net loss per share is based on the weighted average number of common shares outstanding subsequent to the Company's initial public offering in 1996.Pursuant to rules of the Securities and Exchange Commission Staff, all common and potential common shares issued by the Company at a price less than the initial public offering price during at least the 12 months preceding the offering date (using the treasury stock method until shares are issued) have been included in the calculation of common and potential common shares outstanding for all periods presented prior to the December 1996 initial public offering.
Because th Company is in a loss position at December 31,1997, options to purchase 798,060 shares of common stock at $.14 to $10.00 per share were outstanding as of December 31, 1997 but were not included in the computation of diluted EPS as they would be antidilutive.


                                                Net Loss         Shares     Per-Share
                                               (Numerator)    (Denominator)   Amount
                                               --------------------------------------

For the year ended December 31, 1997
------------------------------------
  Basic and diluted EPS                       $(3,263,351)      7,980,094   $(0.41)
                                              =====================================

For the year ended December 31, 1996
------------------------------------
  Earnings available to Common shareholders   $(2,806,436)       3,678,435
  Series A Convertible Preferred Stock                           1,296,000
  Series B Convertible Preferred Stock                             437,500
  Staff Accounting Bulletin potential common
    shares calculated using the treasury stock
    method:
     Series B Convetible Preferred Stock
      issued May and June 1996                                     177,365
     Common stock options                                          758,416
                                              -------------------------------------
Basic and diluted EPS                         $(2,806,436)       6,347,716  $(0.44)
                                              =====================================

For the year ended December 31, 1995
-----------------------------------
  Earnings available to Common shareholders   $(1,116,652)       3,602,880
  Series A Convertible Preferred stock                             518,400
  Staff Accounting Bulletin potential common
   shares calculated using the treasury stock
   method:
    Series A Convertible Preferred stock
     issued August and September 1995                              642,600
    Series B Convertible Preferred stock
     issued May and June 1996                                      375,000
    Common stock options                                           815,419
                                              ------------------------------------
Basic and diluted EPS                         $(1,116,652)       5,954,299  $(0.18)
                                              ====================================

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