Form 10-K/A
period 1997-12-31
PATIENT INFOSYSTEMS INC
filed 1998-05-01
CIK 1017813

FORM 10-K/A. - ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                  Amendment #2

(Mark One)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the  Securities Exchange
          Act of 1934

For the fiscal year ended  December 31, 1997


                                       or


[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

For the transition period from ____________________ to _____________________

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

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 Par Value Per Share
                                (Title of Class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((delta)229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 31, 1998, 8,017,162 shares of common stock were outstanding, and the aggregate market value of the common shares of Patient Infosystems, Inc. held by non-affiliates was approximately $15 million.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                   PART III

Item 10. Directors, Executive Officers and Significant Employees of the Registrant.

     The following table sets forth certain information concerning the Company's directors, executive officers and significant employees as of March 31, 1998.


Name                                           Age     Position
----                                           ---     --------

Derace L. Schaffer, M.D................         50     Chairman of the Board

Donald A. Carlberg.....................         45     Director, President and
                                                       Chief Executive Officer

Kent A. Tapper.........................         41     Vice President, Systems
                                                       Engineering

Marion B. LaVigne, Ph.D................         35     Vice President, Clinical
                                                       Services

Victoria Nelson Neidigh................         38     Vice President, Sales

John Pappajohn.........................         69     Director

Barbara J. McNeil, M.D., Ph.D..........         57     Director

Carl F. Kohrt, Ph.D....................         54     Director

     Derace L. Schaffer, M.D. has been Chairman of the Board and a Director of the Company since its inception in February 1995. Since 1980, Dr. Schaffer has been the President of The Ide Group, P.C., a group of physicians providing radiological services at multiple locations in New York State, and since 1990 he has also been President of The Lan Group, a venture capital firm specializing in health care investments. He serves as a Clinical Professor at the University of Rochester School of Medicine and a Director of NeuralTech, Inc., NeuralMed, Inc., Preferred Oncology Networks of America, Inc., American Physician Partners, Inc., The Care Group, Inc., Oncor, Inc. and Medifax, Inc. as well as several not-for-profit corporations.

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

     Marion B. LaVigne, Ph.D. has been Vice President, Clinical Services of the Company since March 1998. Prior to this, she was the Director of Clinical Research since February 1995. She is responsible for outcomes research and behavorial design for Patient Infosystems programs. Dr. LaVigne holds a doctorate in Clinical Psychology from the University of Rochester. She is a member of the American Psychological Association and the Society of Behavorial Medicine. Prior to joining the Company and since 1993, Ms. LaVigne was Director, Clinical Programs for Health Information Technologies.

     Victoria Nelson Neidigh has been Vice President, Sales of the Company since January 1998. Ms Neidigh served most recently as Vice President, Managed Care and National Accounts where she managed the Company's Managed Care sales staff, developing strategies that have resulted in enrollment growth of over 100,000 lives through the Company's managed care clients. Prior to joining Patient Infosystems in 1997, Ms. Neidigh was Regional Account Manager at Apria Healthcare, Folcroft, PA.

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

     No family relationship exists between any of the above directors or executive officers. The normal term of office for all executive officers listed above runs from one Annual Meeting of Stockholders of the Company to the next, or approximately one year.

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based on a review of the copies of reports furnished to the Company, the Company believes that during the year ended December 31, 1997 all filing requirements applicable to its officers, directors and ten percent beneficial owners were met, except that initial reports of beneficial ownership on Form 3 were file late for Leonard M. Serafino, the former Chief Operating Officer of the Company.

Committees of the Board of Directors
------------------------------------

     The Board of Directors of the Company has appointed two committees: the Audit Committee and the Compensation Committee. The Audit Committee periodically reviews the Company's auditing practices and procedures, makes recommendations to management or to the Board of Directors as to any changes to such practices and procedures deemed necessary from time to time to comply with applicable auditing rules, regulations and practices, and recommends independent auditors for the Company to be elected by the stockholders. The Compensation Committee meets periodically to make recommendations to the Board of Directors concerning the compensation and benefits payable to the Company's executive officers and other senior executives. The Company reimburses directors for their out-of-pocket expenses incurred in attending Board and Committee meetings. During the year ended December 31, 1997, the Board of Directors met five times, the Audit Committee met one time and the Compensation Committee met one time.

Item 11.  Executive Compensation.

Director Compensation
---------------------

     During 1997 no separate cash compensation or fees were payable to directors of the Company, other than reimbursement of expenses incurred in connection with attending meetings.

Executive Compensation
----------------------

     The following table sets forth the compensation paid or accrued by the Company for services rendered in all capacities for the Company's Chief Executive Officer and for all executive officers of the Company who received compensation in excess of $100,000 during the years ended December 31, 1997 and 1996 and during the period from inception on February 22, 1995 to December 31, 1995.
                           Summary Compensation Table

                                                                                         Long-Term
                                                                                       Compensation
                                                                                          Awards
                                                            Annual Compensation         Securities
Name and Principal Position                 Year            Salary           Bonus  Underlying Options (#)
---------------------------                 ----            ------           -----  ----------------------
Donald A. Carlberg, President and Chief     1997          $161,538          $25,000                 0
Executive Officer                           1996          $131,731          $25,000            18,000
                                            1995 (1)       $96,417          $15,000           216,000

Kent Tapper, Vice President, Systems        1997          $101,923          $10,000                 0
Engineering                                 1996           $86,298           $5,000                 0
                                            1995 (1)       $32,308               $0            36,000


(1) Reflects compensation paid from inception on February 22, 1995 to December 31, 1995.

     Marion B. Lavigne, Ph.D. and Victoria Nelson Neidigh were not executive officers during the year ended December 31, 1997. However, Ms. Neidigh received salary of $101,754 during the year ended December 31, 1997. Ms. LaVigne and Ms. Neidigh are each currently compensated at the rate of $115,000 annually.

     No options were granted during 1997 to either of the named executive officers. No stock options were exercised by the Chief Executive Officer or other named executive officers of the Company during 1997. The following table sets forth certain information regarding unexercised options held by the Chief Executive Officer and the named other executive officers of the Company at December 31, 1997.

                       Option Values on December 31, 1997
                       ----------------------------------

                                  Number of Securities Underlying            Value of Unexercised
                                      Unexercised Options at                In-the-Money Options at
                                       December 31, 1997(#)                 December 31, 1997($)(1)
                                       --------------------                 -----------------------
  Name                        Exercisable          Unexercisable        Exercisable      Unexercisable
  ----                        -----------          -------------         ----------      -------------

Donald A. Carlberg             111,600           122,400                $295,740             $324,360
Kent A. Tapper                  14,400            21,600                 $38,160              $57,240

(1) Calculated based upon $2.65 market value of the underlying securities as of December 31, 1997.

Stock Option Plan
-----------------

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

     As of December 31, 1997 there were 798,060 options outstanding under the Plan, the following table sets forth information regarding the number of options outstanding and the exercise price of these options.

                       Number of Options
                        Outstanding at
                       December 31, 1997              Exercise Price
                       -----------------              --------------
                           282,480                         $0.14
                           108,000                         $0.69
                            10,800                         $1.04
                            33,840                         $1.74
                            60,840                         $2.08
                           150,000                         $2.88
                            62,000                         $4.00
                            13,000                         $5.13
                             3,000                         $6.00
                            36,300                         $8.50
                            37,800                        $10.00

     Of these options, 36,000 were granted as of March 1, 1995 to Mr. Carlberg and vested immediately. The remainder of Mr. Carlberg's options and all other options granted under the plan vest as to 20% of the option grant on the first anniversary of the grant, and 20% on each subsequent anniversary.

Employment Agreement
--------------------

     The Company has entered into an employment agreement with Mr. Carlberg as its President and Chief Executive Officer dated March 1, 1995, which has a term of one year and is automatically renewed for successive one-year periods unless either party receives written notice from the other party of such party's intention not to renew within 60 days of the agreement's expiration date. The agreement calls for Mr. Carlberg to receive a base salary of $125,000 per year, which was increased to $150,000 per year in September 1996 and $175,000 in June 1997. Upon execution of the agreement, Mr. Carlberg received a $15,000 signing bonus and an option to purchase up to 180,000 shares of Common Stock of the Company at an exercise price of $.14 per share, and in March of 1996 and 1997 he received bonuses of $25,000. The option has a ten-year term, vests over five years and was 20% vested upon grant. The remainder of the option vests at a rate of 20% per year, and the option is therefore fully exercisable after the first five years of employment. Mr. Carlberg is eligible for any discretionary bonuses and additional option grants in amounts to be determined by the Company's Board of Directors based upon the performance of the Company and Mr. Carlberg. The agreement prohibits Mr. Carlberg from engaging in any business activity involving the measurement of clinical outcomes for patients with acute or chronic diseases, or the measurement of patient compliance with prescribed treatments for acute or chronic diseases within one year of the termination of his employment with the Company.

Board Compensation Committee Report on Executive Compensation
-------------------------------------------------------------

     Compensation for the Company's Executive Officers was determined in light of the responsibilities involved in commencing the Company's business operations, developing its initial and ongoing customer relationships, commencing patient information programs and negotiating with the Company's investment bankers. During 1997, Mr. Carlberg received a bonus of $25,000 reflecting Mr. Carlberg's effors in connection with the expansion of the Company's operations and the substantial roll-out of the Company's patient information systems.

     The Compensation Committee evaluates the performance of each executive officer of the Company in the context of the goals and challenges that the Company faces over the next year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding the beneficial ownership of the shares of the Company's Common Stock as of December 31, 1997,
(i) by each person the Company knows to be the beneficial owner of 5% or more of the outstanding shares of Common Stock, (ii) each named executive officer listed in the Summary Compensation Table, (iii) each director of the Company and (iv) all executive officers and directors of the Company as a group.

                                                     Shares          Percentage
                                                  Beneficially      Beneficially
Beneficial Owner (1)                                  Owned             Owned
--------------------                                  -----             -----

Derace L. Schaffer (2).......................       1,718,900           21.3%

John Pappajohn (3)...........................       1,456,880           18.0%

Edgewater Private Equity Fund II, L.P.,               970,000           12.1%
 666 Grand Avenue, Suite 200
 Des Moines, IA 50309

Donald A. Carlberg (4).......................         140,400             *

Kent A. Tapper (5)...........................          14,500             *

Barbara J. McNeil  (5).......................          14,400             *

Carl F. Kohrt (6)............................           7,200             *

All directors and executive officers as a
 group (6 persons) (6)........................      3,352,280          39.3%

*  Less than one percent.

(1) Unless otherwise noted, the address of each of the listed persons is c/o the Company at 46 Prince Street, Rochester, New York 14607.

(2) Includes 288,000 shares held by Dr. Schaffer's minor children. Also includes 14,400 shares which are issuable upon the exercise of options that are either currently exercisable or which become exercisable within 60 days of December 31, 1997. Does not include 21,600 shares subject to outstanding options which are not exercisable within 60 days of December 31, 1997.

(3) Includes 360,000 shares held by Halkis, Ltd., a sole proprietorship owned by Mr. Pappajohn, 360,000 shares held by Thebes, Ltd., a sole proprietorship owned by Mr. Pappajohn's spouse and 360,000 shares held directly by Mr. Pappajohn's spouse. Mr. Pappajohn disclaims beneficial ownership of the shares owned by Thebes, Ltd. and by his spouse. Includes options to purchase 14,400 shares which are either currently exercisable or which become exercisable within 60 days of December 31, 1997. Does not include 21,600 shares subject to outstanding options which are not exercisable within 60 days of December 31, 1997.

(4) Inckudes options to purchase 140,400 shares which are either currently exercisable or which become exercisable within 60 days of the date of December 31, 1997. Does not include 93,600 shares subject to outstanding options which are not exercisable within 60 days of December 31, 1997.

(5) Includes options to purchase 14,400 shares which are either currently exercisable or which become exercisable within 60 days of December 31, 1997. Does not include 21,600 shares subject to outstanding options which are not exercisable within 60 days of December 31, 1997.

(6) Includes options to purchase 7,200 shares which are either currently exercisable or which become exercisable within 60 days of December 31, 1997. Does not include 28,800 shares subject to outstanding options which are not exercisable within 60 days of December 31, 1997.

(7) Includes options to purchase 205,200 shares which are either currently exercisable or which become exercisable within 60 days of December 31, 1997. Does not include 358,800 shares subject to outstanding options which are not exercisable within 60 days of December 31, 1997.


Item 13.  Certain Relationships and Related Transactions

     The Company was initially capitalized on February 22, 1995 through the sale of 3,600,000 shares of its Common Stock for $.14 per share. Included among the participants in that transaction were Dr. Derace Schaffer, Chairman of the Board, who purchased 1,656,000 shares, Dr. Schaffer's spouse who purchased 144,000 shares, John Pappajohn, a director, who purchased 541,800 shares, a sole proprietorship owned by Mr. Pappajohn which purchased 360,000 shares. Mr. Pappajohn's spouse, who purchased 360,000 shares, and a sole proprietorship owned by Mr. Pappajohn's spouse which purchased 360,000 shares.

     In August and September of 1995 the Company sold 1,800,000 shares of its Series A Preferred Stock in a private placement for $1.00 per share. Included among the participants in that transaction were Gregory D. Brown, who was at such time, the Company's Sr. Vice President, Chief Financial Officer, Secretary and Treasurer, who purchased 10,000 shares, and Mr. Pappajohn who purchased 10,000 shares. In addition, Edgewater Private Equity Fund II, L.P., ("Edgewater"), a five percent owner of the Common Stock of the Company, acquired 1,000,000 shares of Series A Preferred Stock in the Series A Preferred Stock offering.

     In May and June of 1996, the Company sold 600,000 shares of its Series B Preferred Stock in a private placement for $5.00 per share. Included among the participants in that transaction were Dr. Schaffer, who purchased 20,000 shares, Mr. Pappajohn, who purchased 40,000 shares, and Edgewater which purchased 200,000 shares.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PATIENT INFOSYSTEMS, INC.


/s/ Donald A. Carlberg
-------------------------
Donald A. Carlberg, President
and Chief Executive Officer


April 30, 1998
--------------
Dated