Form 10-Q
period 1998-03-31
PATIENT INFOSYSTEMS INC
filed 1998-05-14
CIK 1017813

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                    FORM 10Q


 (Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   March 31, 1998


                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF

For the transition period from .....................to..........................
Commission file number:   0-22319

                            PATIENT INFOSYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                    16-1476509
          --------                                    ----------
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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [ ]

         As of April 30, 1998, 8,020,042 common shares were outstanding.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

PATIENT INFOSYSTEMS, INC.

CONDENSED BALANCE SHEETS
--------------------------------------------------------------------------------

ASSETS                                                                                           March 31, 1998  December 31, 1997
------                                                                                           --------------  -----------------

                                                                                                  (Unaudited)        (Audited)
CURRENT ASSETS:
  Cash and cash equivalents ..................................................................   $    157,643    $    779,317
  Available-for-sale securities ..............................................................     11,666,856      12,232,335
  Accounts receivable ........................................................................        418,953         412,956
  Prepaid expenses and other current assets ..................................................        354,977         405,507
                                                                                                 ------------    ------------
        Total current assets .................................................................     12,598,429      13,830,115

PROPERTY AND EQUIPMENT, net ..................................................................        995,856         958,965

OTHER ASSETS .................................................................................        447,393         247,393
                                                                                                 ------------    ------------

TOTAL ASSETS .................................................................................   $ 14,041,678    $ 15,036,473
                                                                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ...........................................................................   $    160,099    $     89,674
  Accrued salaries and wages .................................................................        207,400         320,272
  Accrued expenses ...........................................................................         94,312          79,236
  Deferred revenue ...........................................................................        159,163          67,549
  Accrued loss on development contracts ......................................................         30,997          30,997
                                                                                                 ------------    ------------
        Total current liabilities ............................................................        651,971         587,728
                                                                                                 ------------    ------------

STOCKHOLDERS' EQUITY:
  Common stock - $.01 par value:  shares authorized:
      20,000,000; issued and outstanding: March 31,
     1998 - 8,017,162; December 31, 1997 - 8,011,522 .........................................         80,172          80,115
  Additional paid-in capital .................................................................     21,553,345      21,550,009
  Unrealized gain (loss) on available-for-sale securities ....................................         (2,333)          5,060
  Accumulated Deficit ........................................................................     (8,241,477)     (7,186,439)
                                                                                                 ------------    ------------
        Total stockholders' equity ...........................................................     13,389,707      14,448,745
                                                                                                 ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...................................................   $ 14,041,678    $ 15,036,473
                                                                                                 ============    ============


See notes to condensed financial statements.

PATIENT INFOSYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                 Three Months   Three Months
                                                                                     Ended         Ended
                                                                                March 31, 1998  March 31, 1997
                                                                                --------------  --------------


REVENUES .....................................................................   $   290,354    $   523,477
                                                                                 -----------    -----------

COSTS AND EXPENSES:
  Cost of sales ..............................................................       385,287        351,070
  Sales and marketing ........................................................       422,422        389,499
  General and administrative .................................................       634,266        428,393
  Research and development ...................................................        75,081        160,762
                                                                                 -----------    -----------

        Total costs and expenses .............................................     1,517,056      1,329,724
                                                                                 -----------    -----------

OPERATING LOSS ...............................................................    (1,226,702)      (806,247)

INTEREST INCOME ..............................................................       171,664        217,723
                                                                                 -----------    -----------

NET LOSS .....................................................................   $(1,055,038)   $  (588,524)
                                                                                 ===========    ===========

NET LOSS PER SHARE - BASIC
   AND DILUTED ...............................................................   $      (.13)   $      (.07)
                                                                                 ===========    ===========

WEIGHTED AVERAGE COMMON
  AND POTENTIAL COMMON SHARES ................................................     8,013,631      7,942,475
                                                                                 ===========    ===========



See notes to condensed financial statements.

PATIENT INFOSYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                                 Three Months       Three Months
                                                                                                    Ended              Ended
                                                                                                March 31, 1998     March 31, 1997
                                                                                                --------------     --------------


OPERATING ACTIVITIES:
  Net loss ....................................................................................   $ (1,055,038)   $   (588,524)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization ...........................................................         83,231          65,268
      Amortization of premiums and discounts on available-for-sale securities .................        (44,751)        (50,420)
      Compensation expense related to issuance of stock warrants ..............................          2,609            --
      (Increase) decrease in accounts receivable ..............................................         (5,997)        190,071
      (Increase) in accrued interest receivable ...............................................         (2,859)        (37,077)
      Decrease  in prepaid expenses and other current assets ..................................         53,390          54,409
      Increase in accounts payable ............................................................         70,425         301,118
      (Decrease) increase in accrued salaries and wages .......................................       (112,872)         96,736
      Increase (decrease) in accrued expenses .................................................         15,076         (89,464)
      Increase (decrease) in deferred revenue .................................................         91,614        (288,634)
      (Decrease) in accrued loss on development contracts .....................................           --           (33,836)
                                                                                                  ------------    ------------

            Net cash used in operating activities .............................................       (905,172)       (380,353)
                                                                                                  ------------    ------------

INVESTING ACTIVITY:
  Property and equipment additions ............................................................       (120,122)       (106,158)
  Purchases of available-for-sale  securities .................................................     (3,509,164)     (9,972,279)
  Maturities of available-for-sale securities .................................................      4,112,000            --
  Increase in other assets ....................................................................       (200,000)           --
                                                                                                  ------------    ------------

          Net cash provided by (used in) investing activities .................................        282,714     (10,078,437)
                                                                                                  ------------    ------------

FINANCING ACTIVITIES:
  Proceeds from issuance of common and preferred stock, net ...................................            784       2,243,509
  Decrease in accrued initial public offering costs ...........................................           --          (446,568)
                                                                                                  ------------    ------------

            Net cash provided by financing activities .........................................            784       1,796,941
                                                                                                  ------------    ------------

DECREASE IN CASH AND CASH  EQUIVALENTS ........................................................       (621,674)     (8,661,849)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD .........................................................................        779,317      15,666,609
                                                                                                  ------------    ------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD ...............................................................................   $    157,643    $  7,004,760
                                                                                                  ============    ============

Supplemental disclosures of cash flow information
   Cash paid and received for income taxes, net ...............................................   $      3,081    $    (18,220)
                                                                                                  ============    ============

See notes to condensed financial statements.

PATIENT INFOSYSTEMS, INC.


Notes to Condensed Financial Statements


1. The condensed financial statements for the three month periods ended March 31, 1998 and March 31, 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results for the entire year ending December 31, 1998.

2. Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified, as required. The Company's total comprehensive earnings were as follows:

                                                     Three Months Ended
                                                          March 31,
                                                  1998                 1997
                                                  ----                 ----
Net loss                                      $(1,055,038)          $(588,524)
Other comprehensive earnings:
Unrealized loss on available-for-sale
  securities                                       (7,393)            (22,359)
                                                   ------             -------

Comprehensive earnings                        $(1,062,431)          $(610,883)
                                              ===========           =========

3. In March 1998 the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This statement provides guidance on accounting for the costs of computer software developed or obtained for internal use. This statement will be effective for fiscal years beginning after December 15, 1998. Management is evaluating the impact of this SOP on the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Management's discussion and analysis provides a review of the Company's operating results for the three month periods ended March 31, 1998 and March 31, 1997 and its financial condition at March 31, 1998. The focus of this review is on the underlying business reasons for significant changes and trends affecting the revenues, net earnings and financial condition of the Company. This review should be read in conjunction with the accompanying condensed financial statements.

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

Overview

     The Company was formed on February 22, 1995 and has a limited operating history from which to evaluate its performance. Although the Company has completed the development of its integrated information capture and delivery system and is developing several disease state management programs for specific diseases, further development activities may be necessary to implement these programs. In October 1996 the Company began enrolling patients in its first disease state management program, and even though over a year has passed, the Company currently has patients enrolled in four of its disease-specific programs. The enrollment of patients in the Company's programs has been limited by several factors, including the limited ability of clients to provide the Company with accurate information with respect to the specific patient populations, including coding errors that necessitated extensive labor intensive data processing prior to program implementation. In addition, the Company has encountered resistance from patients and other sources of information to the Company's systems.

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

     To date, preliminary data from patients and clients indicate generally high levels of satisfaction. Through April 1998, an aggregate of approximately 42,000 persons have enrolled and participated in Company programs.

     The Company has entered into services agreements to develop, implement and operate programs for: (i) patients who have recently experienced certain cardiovascular events; (ii) patients who have been diagnosed with primary congestive heart failure; (iii) patients suffering from anorexia or cachexia secondary to diagnosis of cancer or AIDS; and (iv) patients suffering from chronic pain. In addition, the Company has entered into services agreements to operate its disease management programs for patients suffering from asthma or diabetes. These contracts provide for, and the Company anticipates future contracts will provide for, fees paid by its customers based upon the number of patients participating in each of its programs, as well as initial program development fees from customers for the development of a disease-specific program. To the extent that the Company has had limited enrollment of patients in its programs, the Company's operations revenue has been, and may continue to be limited. Moreover, as the Company has completed the development of its primary disease management programs, it anticipates that development revenue will also decline over the next twelve months unless and until the Company enters into new development agreements. The Company's program development contracts typically require payment from the customer at the time that the contract is executed, with additional payments made as certain development milestones are met. Development contract revenue is recognized on a percentage of completion basis, in accordance with the ratio of total development cost incurred to the estimated total development costs for the entire project. Losses, if any, related to program development will be recognized in full as identified. The Company's contracts call for a fixed program operational fee to be paid by the customer for each patient enrolled for a series of program services as defined in the contract. The timing of customer payments for the delivery of program services varies by contract. Revenues from program operations are recognized ratably as the program services are delivered. The amount of the per patient fee varies from program to program depending upon the number of patient contacts required, the complexity of the interventions and the detail of the reports generated. The Company has not capitalized any costs related to the development of software for use in its disease state management programs since all of such software has been developed for internal use.

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

Results of Operations

     Revenues

     The Company generated revenue of $290,354 for the three months ended March 31, 1998, as compared to $523,477 during the three months ended March 31, 1997. A summary of these revenues by category is as follows:

                                       Three Months              Three Months
                                          Ended                     Ended
           Revenues                   March 31, 1998            March 31, 1997
           --------                   --------------            --------------

           Development Fees            $  20,591                   $406,084
           Licensing Fees                162,500                     87,500
           Operational Fees              107,263                     29,893
                                         -------                     ------

           Total Revenues               $290,354                   $523,477
                                        ========                   ========

     Development revenue represents the amounts that the Company charges its customers for the development of the capability to deliver services in its customized programs. The decrease in program development revenues from the first quarter of 1997 to the first quarter of 1998 reflects the Company's completion of the development of its primary disease management programs. The Company anticipates that revenue from development fees will decline as the Company develops more programs using its own resources.

     Licensing revenue represents amounts that the Company charges its customers for the right to enroll patients in or the right to market to other entities certain of its programs, primarily the Company's standardized asthma and diabetes programs. The increase in licensing revenues from the first quarter 1997 to the first quarter 1998 reflects the Company's licensing agreement with ReCall Services, Inc., in the amount of $150,000, for the development and operation of a database service bureau.

     Operational revenues are the revenues generated as a result of providing services to the Company's customers for their disease-specific programs. Operational revenues increased from the first quarter 1997 to the first quarter 1998 primarily because initial patient enrollments in the Company's disease state management programs began in the second quarter 1997 and patient enrollments in the Company's disease state management programs and other applications of its information capture and delivery system programs continue to increase.

     The Company has begun to provide other services to customers in the healthcare industry which involve new applications of its information capture and delivery system. These services include patient surveys, health risk assessments, nursing support lines, physician education programs and marketing support functions. As the Company expands its operations, it intends to continue to emphasize operations revenues

     Costs and Expenses

     Cost of sales include salaries and related benefits, services provided by third parties, and other expenses associated with the development of the Company's customized disease state management programs, as well as the operation of each of its disease state management programs. In addition, cost of sales includes accrued losses on program development in accordance with the Company's policy of recognizing such losses, if any, in full as identified. Cost of sales was $385,287 for the three months ended March 31, 1998, and $351,070 for the three months ended March 31, 1997. The increase in these costs reflects an increased level of program operational activities, as well as the Company's creation of the capacity necessary to handle anticipated increases in the number of individuals to whom the Company provides services. The increased capacity is now greater than the current usage. Accordingly, in order to maintain the capacity for its anticipated growth, the Company will continue to have cost of sales exceed revenues until patient enrollment increases.

     Sales and marketing expenses for the three months ended March 31, 1998 were $422,422, as compared to $389,499 for the three month period ended March 31, 1997. These costs consist primarily of salaries, related benefits, travel costs, sales materials and other marketing related expenses. Spending in this area has increased due to expansion of the Company's sales and marketing staff. It is anticipated that the Company will continue to invest in the sales and marketing process, and that such expenses will increase in future periods.

     General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operating expenses of the Company. General and administrative expenses for the three months ended March 31, 1998 were $634,266, as compared to $428,393 for the three month period ended March 31, 1997. These expenditures have been incurred to maintain the corporate infrastructure necessary to support anticipated program operations. The increase in these costs was caused by the addition of required administrative personnel. The Company expects that general and administrative expenses will increase in future periods.

     Research and development expenses consist primarily of salaries and related benefits and administrative costs allocated to the Company's research and development personnel for development of certain components of its integrated information capture and delivery system, as well as development of the Company's standardized disease state management programs. Research and development expenses for the three months ended March 31, 1998 were $75,081, and were $160,762 for the three months ended March 31, 1997. The decrease in research and development expenses from the first quarter of 1997 to the first quarter of 1998 reflects the Company's completion of the development of its primary disease management programs.

     Interest income was $171,664 for the three months ended March 31, 1998, as compared to $217,723 for the three month period ended March 31, 1997. The decrease in interest income reflects the use by the Company of its available cash and the reduction of proceeds that can earn interest.

     The Company had a net loss of $1,055,038 for the three months ended March 31, 1998, and a net loss of $588,524 for the three months ended March 31, 1997. This represents a net loss per share of $.13 for the first quarter of 1998, as compared to a net loss of $.07 per share in the first quarter of 1997.

     Liquidity and Capital Resources

     At March 31, 1998 the Company had working capital of $11,946,458 as compared to working capital of $13,242,387 at December 31, 1997. Since its inception the Company has primarily funded its operations, working capital needs and capital expenditures from the sale of equity securities. The Company's initial capitalization of $500,000 was completed in February 1995. The Company received $1,800,000 from the sale of equity securities in a private placement during the third quarter of 1995, and $3,000,000 from the sale of additional equity securities in a private placement during the second quarter of 1996. On December 19, 1996 the Company completed an initial public offering of its common stock which generated net proceeds to the Company of $14,082,048. The underwriters of the Company's initial public offering exercised their over-allotment option on January 8, 1997 resulting in net proceeds to the Company of $2,232,000. It is anticipated that any further losses will result in further reductions of working capital.

     The Company has been substantially dependent upon the public and private sale of securities to fund its research and development activities and working capital requirements. In order to implement additional programs using the Company's integrated information capture and delivery system, the Company will be required to devote substantial additional assets to the development of technology, the construction of physical facilities and the acquisition of telephone and computer equipment. The Company will also be required to retain the services of employees in advance of obtaining contracts to provide services.

     Inflation

     Inflation did not have a significant impact on the Company's costs during either the first quarter of 1998 or the first quarter of 1997. The Company continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

     Recent Accounting Pronouncements

     In March 1998 the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This statement provides guidance on accounting for the costs of computer software developed or obtained for internal use. This statement will be effective for fiscal years beginning after December 15, 1998. Management is evaluating the impact of this SOP on the Company's financial statements.

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

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
No reports on Form 8-K were filed during the quarter ended March 31, 1998.


Exhibits:

(11)     Statements of Computation of Per Share Earnings
         See Page 10 of this Quarter Report on Form 10-Q.

(27)     Financial Data Schedule
         Filed electronically