Form 10-Q
period 1998-06-30
PATIENT INFOSYSTEMS INC
filed 1998-08-14
CIK 1017813

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                    FORM 10Q



 (Mark One)

[ X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   June 30, 1998


                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF

For the transition period from ...................to......................

Commission file number:   0-22319

                            PATIENT INFOSYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

__________Delaware_________________      _________16-1476509______________
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

                      46 Prince Street, Rochester, NY 14607
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (716) 242-7200
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [ ]

     As of July 31, 1998, 8,020,042 common shares were outstanding.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

PATIENT INFOSYSTEMS, INC.

CONDENSED BALANCE SHEETS
--------------------------------------------------------------------------------


ASSETS                                                                            June 30, 1998   December 31, 1997
------                                                                            -------------   -----------------
                                                                                   (Unaudited)        (Audited)
CURRENT ASSETS:
  Cash and cash equivalents ....................................................   $    821,244    $    779,317
  Available-for-sale securities ................................................      9,971,547      12,232,335
  Accounts receivable ..........................................................        897,511         412,956
  Prepaid expenses and other current assets ....................................        323,722         405,507
                                                                                        -------         -------
        Total current assets ...................................................     12,014,024      13,830,115

PROPERTY AND EQUIPMENT, net ....................................................      1,017,194         958,965

OTHER ASSETS ...................................................................        447,393         247,393
                                                                                        -------         -------

TOTAL ASSETS ...................................................................   $ 13,478,611    $ 15,036,473
                                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable .............................................................   $    208,795    $     89,674
  Accrued salaries and wages ...................................................        368,157         320,272
  Accrued expenses .............................................................         24,034          79,236
  Deferred revenue .............................................................        134,031          67,549
  Accrued loss on development contracts ........................................         30,997          30,997
                                                                                         ------          ------
        Total current liabilities ..............................................        766,014         587,728
                                                                                        -------         -------

STOCKHOLDERS' EQUITY:
  Common stock - $.01 par value:  shares authorized:
     20,000,000; issued and outstanding: June 30,
     1998 - 8,020,042; December 31, 1997 - 8,011,522 ...........................         80,200          80,115
  Additional paid-in capital ...................................................     21,558,924      21,550,009
  Unrealized gain (loss) on available-for-sale securities ......................         (5,033)          5,060
  Accumulated deficit ..........................................................     (8,921,494)     (7,186,439)
                                                                                     ----------      ----------
        Total stockholders' equity .............................................     12,712,597      14,448,745
                                                                                     ----------      ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................................   $ 13,478,611    $ 15,036,473
                                                                                   ============    ============



See notes to condensed financial statements.

PATIENT INFOSYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                          Three Months Ended            Six Months Ended
                                                                                 June 30,                    June 30,
                                                                          1998           1997          1998           1997
                                                                          ----           ----          ----           ----

REVENUES .........................................................   $   874,119    $   570,330    $ 1,164,473    $ 1,093,806
                                                                     -----------    -----------    -----------    -----------

COSTS AND EXPENSES:
  Cost of sales ..................................................       549,271        534,491        934,558        886,143
  Sales and marketing ............................................       412,279        394,148        834,701        803,660
  General and administrative .....................................       679,245        573,558      1,313,511        984,934
  Research and development .......................................        67,984        179,985        143,065        337,169
                                                                          ------        -------        -------        -------

        Total costs and expenses .................................     1,708,779      1,682,182      3,225,835      3,011,906
                                                                       ---------      ---------      ---------      ---------

OPERATING LOSS ...................................................      (834,660)    (1,111,852)    (2,061,362)    (1,918,100)

INTEREST INCOME ..................................................       154,643        218,946        326,307        436,670
                                                                         -------        -------        -------        -------

NET LOSS .........................................................   $  (680,017)   $  (892,906)   $(1,735,055)   $(1,481,430)
                                                                     ===========    ===========    ===========    ===========

NET LOSS PER SHARE - BASIC
   AND DILUTED ...................................................   $      (.08)   $      (.11)   $      (.22)   $      (.19)
                                                                     ===========    ===========    ===========    ===========

WEIGHTED AVERAGE COMMON
  AND POTENTIAL COMMON SHARES ....................................     8,019,789      7,971,802      8,016,727      7,957,220
                                                                       =========      =========      =========      =========



See notes to condensed financial statements

PATIENT INFOSYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                     Six Months      Six Months
                                                                                       Ended           Ended
                                                                                   June 30, 1998    June 30, 1997
                                                                                   -------------    -------------
OPERATING ACTIVITIES:
  Net loss .....................................................................   $ (1,735,055)   $ (1,481,430)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization ............................................        172,115         142,161
      Amortization of premiums and discounts on available-for-sale securities ..        (97,025)       (118,014)
      Compensation expense related to issuance of stock warrants ...............          5,218           9,040
      (Increase) in accounts receivable ........................................       (484,555)        (19,573)
      Decrease (increase) in accrued interest receivable .......................         30,109        (117,046)
      Decrease (increase) in prepaid expenses and other current assets .........         51,676         (45,915)
      Increase in accounts payable .............................................        119,121         199,916
      Increase in accrued salaries and wages ...................................         47,885          99,812
      (Decrease) in accrued expenses ...........................................        (55,202)        (80,151)
      Increase (decrease) in deferred revenue ..................................         66,481        (173,298)
      (Decrease) in accrued loss on development contracts ......................           --            (9,243)
                                                                                         ------          ------

          Net cash used in operating activities ................................     (1,879,232)     (1,593,741)
                                                                                     ----------      ----------

INVESTING ACTIVITY:
  Property and equipment additions .............................................       (230,345)       (264,699)
  Purchases of available-for-sale  securities ..................................     (6,797,236)    (14,539,161)
  Maturities of available-for-sale securities ..................................      9,144,959       1,493,000
  Increase in other assets .....................................................       (200,000)       (250,000)
                                                                                       --------        --------

          Net cash provided by (used in) investing activities ..................      1,917,378     (13,560,860)
                                                                                      ---------     -----------

FINANCING ACTIVITIES:
  Proceeds from issuance of common and preferred stock, net ....................          3,781       2,237,599
  Decrease in accrued initial public offering costs ............................           --          (446,568)
                                                                                          -----        --------

          Net cash provided by financing activities ............................          3,781       1,791,031
                                                                                          -----       ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...............................         41,927     (13,363,570)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD ..........................................................        779,317      15,666,609
                                                                                        -------      ----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD ................................................................   $    821,244    $  2,303,039
                                                                                   ============    ============

Supplemental disclosures of cash flow information
   Cash paid for income taxes, net .............................................   $      5,016   $      11,500
                                                                                   ============    ============

See notes to condensed financial statements.

PATIENT INFOSYSTEMS, INC.


Notes to Condensed Financial Statements


     1. The condensed financial statements for the three and six month periods ended June 30, 1998 and June 30, 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results for the entire year ending December 31, 1998.

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


                                               Three Months Ended           Six Months Ended
                                                     June 30,                   June 30,
                                               1998          1997          1998          1997
                                               ----          ----          ----          ----

 Net losses                                 $(680,017)    $(892,906)    $(1,735,055)   $(1,481,430)
 Other comprehensive earnings:
 Unrealized gains (losses) on
   available-for-sale securities               (2,700)       29,004         (10,093)         6,645
                                               ------        ------         -------          -----

 Comprehensive earnings                     $(682,717)    $(863,902)    $(1,745,148)   $(1,474,785)
                                            =========     =========     ===========    ===========


     3. In March 1998 the Accounting Standards Executive Committee issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This statement provides guidance on accounting for the costs of computer software developed or obtained for internal use. This statement will be effective for fiscal years beginning after December 15, 1998. Management is evaluating the impact on the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Management's discussion and analysis provides a review of the Company's operating results for the three and six month periods ended June 30, 1998 and June 30, 1997 and its financial condition at June 30, 1998. The focus of this review is on the underlying business reasons for significant changes and trends affecting the revenues, net earnings and financial condition of the Company. This review should be read in conjunction with the accompanying condensed financial statements.

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

Results of Operations

     Revenues

     Revenues consist of revenues from development, licensing and operational fees. Revenues increased from $570,330 during the three months ended June 30, 1997 to $874,119 during the three months ended June 30, 1998, or 53%, and increased from $1,093,806 for the six months ended June 30, 1997 to $1,164,473 or 6% for the six months ended June 30, 1998.

                            Three Months Ended             Six Months Ended
                                  June 30,                     June 30,
Revenues                    1998        1997             1998             1997
--------                    ----        ----             ----             ----

Development Fees         $532,812     $197,020      $   553,403      $   603,104
Licensing Fees              6,945      195,834          169,445          283,333
Operational Fees          334,362      177,476          441,625          207,369
                          -------      -------          -------          -------

Total Revenues           $874,119     $570,330       $1,164,473       $1,093,806
                         ========     ========       ==========       ==========


     Revenue from development fees increased from $197,020 during the second quarter of 1997 to $532,812 during the second quarter of 1998, or 170% and decreased from $603,104 during the first six months of 1997 to $553,403, or 8%, during the first six months of 1998. Development revenues include clinical, technical and operational design or modification and customization of the Company's primary disease management programs. The increase in development fees from the three months ended 1998 as compared to the three months ended 1997 was a result of development activities conducted during the quarter under new arrangements, of which approximately $485,000 was derived from services provided to a single customer.

     Revenue from licensing fees decreased from $195,834 in the second quarter of 1997 to $6,945 during the second quarter of 1998, or 96% and decreased from $283,333 during the first six months of 1997 to $169,445, or 40%, during the first six months of 1998. Licensing revenue represents amounts the Company charges its customers, a one-time fee basis, for the right to enroll patients in or the right to license other entities certain of its programs, primarily, but not limited to, the Company's standardized asthma and diabetes programs. During the second quarter of 1997 the Company had received $150,000 under a one time licensing agreement. The Company has not entered into any such agreements during the second quarter of 1998.

     Revenue from operational fees increased from $177,476 during the second quarter of 1997 to $334,362 during the second quarter of 1998, or 88%, and increased from $207,369 during the first six months of 1997 to $441,625, or 113%, during the first six months of 1998. The increase in operational revenues are due to increases in membership levels in the Company's disease management programs and primarily from the Company's nurse triage demand management programs. The nurse triage demand management programs operate from the Company's medical call center which was established in May 1998 in Wayne, PA. The medical call center is staffed by registered nurses on a 24 hour, 7 day a week schedule. Revenues from the Company's contracts is recognized ratably in accordance with contract terms on the basis of per-member and/or per enrollment fees. The Company anticipates that operational revenues will continue to increase over the next twelve months to the extent that enrollments increase.

     The Company also provides other services to customers in the healthcare industry which involve new applications of its information capture and delivery systems. These services include patient surveys, health risk assessments, patient satisfaction surveys, physician education programs and marketing support functions. As the Company expands its operations, it intends to emphasize operational revenue to the exclusion of development revenues.

     Costs and Expenses

     Cost of sales include salaries and related benefits, services provided by third parties, and other expenses associated with the development of the Company's customized disease state management programs, as well as the operation of each of its disease state management programs. Cost of sales was $549,271 for the three months ended June 30, 1998, as compared to $534,491 for the three months ended June 30, 1997. For the six months ended June 30, 1998, cost of sales was $934,558, as compared to $886,143 for the six months ended June 30, 1997. The increase in these costs reflects an increased level of program operational activities, as well as the Company's creation of the capacity necessary to handle anticipated increases in the number of individuals to whom the Company provides services.

     Sales and marketing expenses for the three months ended June 30, 1998 were $412,279, as compared to $394,148 for the three months ended June 30, 1997. For the six months ended June 30, 1998, cost of sales were $834,701, as compared to $803,660 for the six months ended June 30, 1997. These costs consist primarily of salaries, related benefits, travel costs, sales materials and other marketing related expenses. Spending in this area has increased due to expansion of the Company's sales and marketing staff. It is anticipated that the Company will continue to invest in the sales and marketing process, and that such expenses will increase in future periods.

     General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operating expenses of the Company. General and administrative expenses for the three months ended June 30, 1998 were $679,245 as compared to $573,558 for the three months ended June 30, 1997. For the six months ended June 30, 1998, general and administrative expenses were $1,313,511 as compared to $984,934 for the six months ended June 30, 1997. These expenditures have been incurred to maintain the corporate infrastructure necessary to support anticipated program operations. The increase in these costs was caused by an increase in the Company's level of business activity, and the addition of required administrative personnel. The Company expects that general and administrative expenses will continue to increase in future periods.

     Research and development expenses consist primarily of salaries and related benefits and administrative costs allocated to the Company's research and development personnel for development of certain components of its integrated information capture and delivery system, as well as development of the Company's standardized disease state management programs. Research and development expenses for the three months ended June 30, 1998 were $67,984 as compared to $179,985 for the three months ended June 30, 1977. For the six months ended June 30, 1998, research and development expenses were $143,065 as compared to $337,169 for the six months ended June 30, 1997. The decrease in research and development expenses from the second quarter of 1997 to the second quarter of 1998 reflects the Company's completion of the development of its primary disease management programs The Company anticipates that research and development expenses will continue to decrease in future periods, as the Company continues to expand its operations.

     Interest income was $154,643 for the three months ended June 30, 1998, as compared to $218,946 for the three months ended June 30, 1997. For the six months ended June 30, 1998, interest income was $326,307 as compared to $436,670 for the six months ended June 30, 1997. The decrease in interest income reflects the use by the Company of its available cash and the reduction of proceeds that can earn interest.

     The Company had a net loss of $680,017 for the three months ended June 30, 1998 as compared to $892,906 for the three months ended June 30, 1997. For the six months ended June 30, 1998, the Company had a net loss of $1,735,055 as compared to $1,481,430 for the six months ended June 30, 1997. This represents a net loss per share of $.08 for the second quarter of 1998, as compared to a net loss of $.11 per share in the second quarter of 1997. For the six months ended June 30, 1998, the net loss per share is $.22 as compared to $.19 net loss per share for the six months ended June 30, 1997.

     Liquidity and Capital Resources

     At June 30, 1998 the Company had working capital of $11,248,010 as compared to working capital of $13,242,387 at December 31, 1997. Since its inception the Company has primarily funded its operations, working capital needs and capital expenditures from the sale of equity securities. The Company's initial capitalization of $500,000 was completed in February 1995. The Company received $1,800,000 from the sale of equity securities in a private placement during the third quarter of 1995, and $3,000,000 from the sale of additional equity securities in a private placement during the second quarter of 1996. On December 19, 1996 the Company completed an initial public offering of its common stock which generated net proceeds to the Company of $14,082,048. The underwriters of the Company's initial public offering exercised their over-allotment option on January 8, 1997 resulting in net proceeds to the Company of $2,232,000. The Company has continued to expend increasing amounts to expand its operational capabilities including, increasing its administrative, sales and technical costs. To the extent that revenues do not increase, the Company's losses will increase, creating an increased burden on the Company's available capital.

     Inflation

     Inflation did not have a significant impact on the Company's costs during the three and six month periods ended June 30, 1998 and June 30, 1997. The Company continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

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

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's annual meeting of stockholders was held in Rochester, New York at 9:30 a.m. local time on Thursday, June 25, 1998. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the nominees for election as directors as listed in the proxy statement, and all nominees were elected.

     Out of a total of 8,020,042 shares of the Company's common stock outstanding and entitled to vote, 7,055,617 shares were present at the meeting in person or by proxy, representing approximately 88 percent. Matters voted upon at the meeting were as follows:

     a) Election of six directors to serve on the Company's board of directors. Drs. Schaffer, Kohrt, McNeil and Nash and Messrs. Carlberg and Pappajohn were elected to serve until the next annual meeting of stockholders or until their successors are duly elected and qualified. The vote tabulation with respect to each nominee was as follows:

Nominee                       Votes For           Votes Against
-------                       ---------           -------------
Dr. Derace L. Schaffer        7,054,932                685
Donald A. Carlberg            7,054,932                685
Dr. Carl Kohrt                7,054,932                685
Dr. Barbara J. McNeil         7,054,932                685
Dr. David B. Nash             7,054,932                685
John Pappajohn                7,054,932                685

     b) To ratify the selection of Deloitte & Touche, LLP as the Company's independent auditors for the fiscal year ending December 31, 1998. The selection was approved with 7,041,552 votes for the selection, 13,065 against the selection and 1,000 abstained from the selection.

Item 6.  Exhibits and Reports on Form 8-K
No reports on Form 8-K were filed during the quarter ended June 30, 1998.


Exhibits:

(11)          Statements of Computation of Per Share Earnings
         See Page 10 of this Quarter Report on Form 10-Q.

(27)          Financial Data Schedule
         Filed electronically