Form 10-Q
period 1998-09-30
PATIENT INFOSYSTEMS INC
filed 1998-11-17
CIK 1017813

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                    FORM 10Q



 (Mark One)

[ X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   September 30, 1998


                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF

For the transition period from ..................................to.............
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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No

     As of October 31, 1998, 8,020,042 common shares were outstanding.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

PATIENT INFOSYSTEMS, INC.

CONDENSED BALANCE SHEETS
--------------------------------------------------------------------------------


ASSETS                                                    September 30, 1998 December 31, 1997
------                                                    ------------------ -----------------

CURRENT ASSETS:
  Cash and cash equivalents ................................  $  1,125,313    $    779,317
  Available-for-sale securities ............................     8,043,596      12,232,335
  Accounts receivable ......................................     1,303,337         412,956
  Prepaid expenses and other current assets ................       232,623         405,507
                                                                   -------         -------
        Total current assets ...............................    10,704,869      13,830,115

PROPERTY AND EQUIPMENT, net ................................     1,090,454         958,965

OTHER ASSETS ...............................................       447,393         247,393
                                                                   -------         -------

TOTAL ASSETS ..............................................   $ 12,242,716    $ 15,036,473
                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ........................................   $    187,379    $     89,674
  Accrued salaries and wages ..............................        333,367         320,272
  Accrued expenses ........................................         62,057          79,236
  Deferred revenue ........................................        260,667          67,549
  Accrued loss on development contracts ...................         30,997          30,997
                                                                    ------          ------
        Total current liabilities .........................        874,467         587,728


STOCKHOLDERS' EQUITY:
  Common stock - $.01 par value:  shares authorized:
      20,000,000; issued and outstanding: September 30,
     1998 - 8,020,042; December 31, 1997 - 8,011,522 ......         80,200          80,115
  Additional paid-in capital ..............................     21,561,533      21,550,009
  Unrealized gain (loss) on available-for-sale securities .         (3,147)          5,060
  Accumulated deficit .....................................    (10,270,337)     (7,186,439)
                                                                ----------      ----------
        Total stockholders' equity ........................     11,368,249      14,448,745
                                                                ----------      ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ................   $ 12,242,716    $ 15,036,473
                                                              ============    ============



See notes to condensed financial statements

PATIENT INFOSYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                          Three Months Ended              Nine Months Ended
                                                             September 30,                   September 30,
                                                           1998           1997          1998           1997
                                                           ----           ----          ----           ----

REVENUES ...........................................   $  465,181    $   433,059    $ 1,629,653    $ 1,526,866
                                                       ----------    -----------    -----------    -----------

COSTS AND EXPENSES:
  Cost of operations ...............................      708,297        398,696      1,642,868      1,284,838
  Sales and marketing ..............................      452,922        492,318      1,287,623      1,295,979
  General and administrative .......................      718,883        752,564      2,037,397      1,748,999
  Research and development .........................       27,679         93,230        170,744        430,399
                                                           ------         ------        -------        -------

        Total costs and expenses ...................    1,907,781      1,736,808      5,138,632      4,760,215
                                                        ---------      ---------      ---------      ---------

OPERATING LOSS .....................................   (1,442,600)    (1,303,749)    (3,508,979)    (3,233,349)

INTEREST INCOME ....................................      136,350        208,178        462,658        644,848
                                                          -------        -------        -------        -------

LOSS BEFORE INCOME TAXES ...........................   (1,306,250)    (1,095,571)    (3,046,321)    (2,588,501)

INCOME TAXES .......................................       42,593          1,991         37,577         (9,509)
                                                           ------          -----         ------         ------

NET LOSS ...........................................  $(1,348,843)   $(1,097,562)   $(3,083,898)   $(2,578,992)
                                                      ===========    ===========    ===========    ===========

NET LOSS PER SHARE - BASIC
   AND DILUTED .....................................  $      (.17)   $      (.14)   $      (.38)   $      (.32)
                                                      ===========    ===========    ===========    ===========

WEIGHTED AVERAGE COMMON
  AND POTENTIAL COMMON SHARES .....................     8,020,042      7,995,062      8,017,844      7,969,972
                                                        =========      =========      =========      =========

See notes to condensed financial statements.

PATIENT INFOSYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                  Nine Months      Nine Months
                                                                                     Ended            Ended
                                                                                  September 30,    September 30,
                                                                                      1998            1997
                                                                                      ----            ----

OPERATING ACTIVITIES:
  Net loss .....................................................................$ (3,083,898)   $ (2,578,992)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization .....................................            269,591         218,690
      Amortization of premiums and discounts on available-for-sale securities       (112,190)       (171,501)
      Compensation expense related to issuance of stock warrants ...............       7,827           6,299
      (Increase) in accounts receivable ........................................    (890,380)       (418,095)
      Decrease (increase) in accrued interest receivable .......................      47,416        (124,777)
      Decrease in prepaid expenses and other current assets ....................     125,467          55,561
      Increase (decrease) in accounts payable ..................................      97,705        (147,355)
      Increase in accrued salaries and wages ...................................      13,096          81,014
      (Decrease) increase in accrued expenses ..................................     (17,179)          9,692
      Increase in deferred revenue .............................................     193,118          50,469
      (Decrease) in accrued loss on development contracts ......................         -           (25,974)
                                                                                     -------         -------

            Net cash used in operating activities ..............................  (3,349,427)     (3,044,969)
                                                                                  ----------      ----------

INVESTING ACTIVITY:
  Property and equipment additions .............................................    (401,081)       (353,641)
  Purchases of available-for-sale  securities ..................................  (6,797,236)    (16,060,452)
  Maturities of available-for-sale securities ..................................  11,089,959       4,545,000
  Increase in other assets .....................................................    (200,000)       (250,000)
                                                                                    --------        --------

          Net cash provided by (used in) investing activities ..................   3,691,642     (12,119,093)
                                                                                   ---------     -----------

FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net ..................................       3,781       2,244,700
  Decrease in accrued initial public offering costs ............................        --          (446,568)
                                                                                     --------       --------

            Net cash provided by financing activities ..........................       3,781       1,798,132
                                                                                       -----       ---------

DECREASE IN CASH AND CASH  EQUIVALENTS .........................................     345,996     (13,365,930)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD ..........................................................     779,317      15,666,609
                                                                                     -------      ----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD ................................................................$  1,125,313    $  2,300,679
                                                                                ============    ============

Supplemental disclosures of cash flow information
   Cash paid and received for income taxes, net ................................$     37,577    $     (9,509)
                                                                                ============    ============

See notes to condensed financial statements.

PATIENT INFOSYSTEMS, INC.


Notes to Condensed Financial Statements


     1. The condensed financial statements for the three and nine month periods ended September 30, 1998 and September 30, 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results for the entire year ending December 31, 1998.

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


                                    Three Months End                  Nine Months Ended
                                       September 30,                    September 30,
                                   1998           1997               1998            1997
                                   ----           ----               ----            ----

Net losses                     $(1,348,843)   $(1,097,562)       $(3,083,898)    $(2,578,992)
Other comprehensive earnings:
Unrealized losses on
available-for-sale securities        1,886          6,774             (8,207)         13,419
                                     -----          -----            ------           ------

Comprehensive earnings         $(1,346,957)   $(1,090,788)       $(3,092,105)    $(2,565,573)
                               ===========    ===========        ===========     ===========

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

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Management's discussion and analysis provides a review of the Company's operating results for the three and nine month periods ended September 30, 1998 and September 30, 1997 and its financial condition at September 30, 1998. The focus of this review is on the underlying business reasons for significant changes and trends affecting the revenues, net earnings and financial condition of the Company. This review should be read in conjunction with the accompanying condensed financial statements.

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

Results of Operations

         Revenues
         --------

         Revenues consist of revenues from development, licensing and operational fees. Revenues increased from $433,059 during the three months ended September 30, 1997 to $465,181 during the three months ended September 30, 1998, or 7%, and increased from $1,526,866 for the nine months ended September 30, 1997 to $1,629,653 or 7% for the nine months ended September 30, 1998.

                       Three Months Ended                 Nine Months Ended
                          September 30,                     September 30,
Revenues              1998             1997              1998             1997
--------              ----             ----              ----             ----
Development Fees  $ 80,970          $158,267       $  634,373        $  761,372
Licensing Fees       -                70,834          169,444           354,167
Operational Fees   384,211           203,958          825,836           411,327
                   -------           -------          -------           -------

Total Revenues    $465,181          $433,059       $1,629,653        $1,526,866
                  ========          ========       ==========        ==========

     Revenue from development fees decreased from $158,267 during the third quarter of 1997 to $80,970 during the third quarter of 1998, or 49% and decreased from $761,372 during the first nine months of 1997 to $634,373, or 17%, during the first nine months of 1998. Development revenues include clinical, technical and operational design or modification and customization of the Company's primary disease management programs. The Company had provided substantial development services to a single customer during the first six months of 1998, for the development of a specific program, which was terminated during the third quarter. There were no adjustments to previously recorded revenue as a result of the termination of the agreement. The Company will continue to offer development programs for particular customers. However, no assurance can be given that development fees will be significant in the future.

     The Company did not recognize licensing revenues during the third quarter of 1998 as compared to the third quarter of 1997 during which $70,834 was recognized. Licensing fees decreased from $354,167 during the first nine months of 1997 to $169,444, or 52%, during the first nine months of 1998. Licensing revenue represents amounts the Company charges its customers, in a one-time fee basis, for the right to enroll patients in or the right to license other entities certain of its programs, primarily, but not limited to, the Company's standardized asthma and diabetes programs. The Company did not enter into any one-time licensing agreements in the third quarter 1998.

         Revenue from operational fees increased from $203,958 during the third quarter of 1997 to $384,211 during the third quarter of 1998, or 88%, and increased from $411,327 during the first nine months of 1997 to $825,836, or 101%, during the first nine months of 1998. The increase in operational revenues are due to increases in membership levels in the Company's disease management programs and primarily from the Company's nurse triage demand management programs. The nurse triage demand management programs operate from the Company's medical call center which was established in May 1998 in Wayne, PA. The medical call center is staffed by registered nurses on a 24 hour, 7 day a week schedule. Revenue from the Company's contracts is recognized ratably in accordance with contract terms on the basis of per-member and/or per enrollment fees. The Company anticipates that operational fees will continue to increase over the next twelve months as enrollments increase.

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

         Costs and Expenses
         ------------------

     Cost of operations include salaries and related benefits, services provided by third parties, and other expenses associated with the development of the Company's customized disease state management programs, as well as the operation of each of its disease state management programs. Cost of operations was $708,297 for the three months ended September 30, 1998, as compared to $398,696 for the three months ended September 30, 1997. For the nine months ended September 30, 1998, cost of operations was $1,642,868, as compared to $1,284,838 for the nine months ended September 30, 1997. The increase in these costs reflects an increased level of program operations activities, as well as the Company's creation of the capacity necessary to handle anticipated increases in the number of individuals to whom the Company provides services. Costs of operations are expected to continue to exceed related revenues until the volume of patient enrollments in the Company's programs that the Company provides to its customers increases further.

         Sales and marketing expenses for the three months ended September 30, 1998 were $452,922, as compared to $492,318 for the three months ended September 30, 1997. For the nine months ended September 30, 1998, cost of sales were $1,287,623, as compared to $1,295,979 for the nine months ended September 30, 1997. These costs consist primarily of salaries, related benefits, travel costs, sales materials and other marketing related expenses. Spending in this area has remained consistent as Company's sales and marketing staff has not expanded during the nine months ended September 30, 1998, however, it is anticipated that the Company will continue to invest in the sales and marketing process, and that such expenses will increase in future periods.

         General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operating expenses of the Company. General and administrative expenses for the three months ended September 30, 1998 were $718,883 as compared to $752,564 for the three months ended September 30, 1997. For the nine months ended September 30, 1998, general and administrative expenses were $2,037,397 as compared to $1,748,999 for the nine months ended September 30, 1997. These expenditures have been incurred to maintain the corporate infrastructure necessary to support anticipated program operations. The increase in these costs was caused by an increase in the Company's level of business activity, and the addition of required administrative personnel. The Company expects that general and administrative expenses will increase in future periods.

         Research and development expenses consist primarily of salaries and related benefits and administrative costs allocated to the Company's research and development personnel for development of certain components of its integrated information capture and delivery system, as well as development of the Company's standardized disease state management programs. Research and development expenses for the three months ended September 30, 1998 were $27,679 as compared to $93,230 for the three months ended September 30, 1997. For the nine months ended September 30, 1998, research and development expenses were $170,744 as compared to $430,399 for the nine months ended September 30, 1997. The decrease in research and development expenses from the third quarter of 1997 to the third quarter of 1998 reflects the Company's completion of the development of its primary disease management programs The Company anticipates that research and development expenses will continue to decrease in future periods, as the Company continues to expand its operations.

         Interest income was $136,350 for the three months ended September 30, 1998, as compared to $208,178 for the three months ended September 30, 1997. For the nine months ended September 30, 1998, interest income was $462,658 as compared to $644,848 for the nine months ended September 30, 1997. The decrease in interest income reflects the use by the Company of its available cash and the reduction of proceeds that can earn interest.

         The Company had a net loss of  $1,348,843  for the three  months  ended
September 30, 1998 as compared to $1,097,562 for the three months ended September 30, 1997. For the nine months ended September 30, 1998, the Company had a net loss of $3,083,898 as compared to $2,578,992 for the nine months ended September 30, 1997. This represents a net loss per share of $.17 for the third quarter of 1998, as compared to a net loss of $.14 per share in the third quarter of 1997. For the nine months ended September 30, 1998, the net loss per share is $.38 as compared to $.32 net loss per share for the nine months ended September 30, 1997.

         Liquidity and Capital Resources
         -------------------------------

         At September 30, 1998 the Company had working capital of $9,830,402 as compared to working capital of $13,242,387 at December 31, 1997. Since its inception the Company has primarily funded its operations, working capital needs and capital expenditures from the sale of equity securities. The Company's initial capitalization of $500,000 was completed in February 1995. The Company received $1,800,000 from the sale of equity securities in a private placement during the third quarter of 1995, and $3,000,000 from the sale of additional equity securities in a private placement during the third quarter of 1996. On December 19, 1996 the Company completed an initial public offering of its common stock which generated net proceeds to the Company of $14,082,048. The underwriters of the Company's initial public offering exercised their over-allotment option on January 8, 1997 resulting in net proceeds to the Company of $2,232,000. The Company has continued to expend increasing amounts to expand its operational capabilities including, increasing its administrative and technical costs. To the extent that revenues do not increase, the Company's losses will increase, creating an increased burden on the Company's available capital.

     The Company has entered into an Asset Purchase Agreement with HealthDesk Corporation ("HealthDesk") pursuant to which the Company has agreed to purchase substantially all of the assets of HealthDesk for approximately $600,000 in cash, without assuming any significant liabilities or obligations of HealthDesk with respect to the acquired assets. HealthDesk is a corporation primarily engaged in the business of designing and developing Internet based products in the healthcare, wellness and disease management industries. HealthDesk's common stock is currently listed on the Nasdaq SmallCap Market. The closing of the acquisition is subject to numerous conditions, including approval of HealthDesk's stockholders. In addition, either party may terminate the Asset Purchase Agreement if the acquisition is not consummated by November 30, 1998. John Pappajohn, a member of the Board of Directors of the Company, is also a member of the Board of Directors of HealthDesk.


         Inflation
         ---------

         Inflation did not have a significant impact on the Company's costs during either the third quarter of 1998 or the third quarter of 1997. The Company continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.


         Impact of the Year 2000 on Computer Systems
         -------------------------------------------

         The Company has established a program to assess the impact of the Year 2000 on the software and hardware utilized in its internal operations. The cost to address the Year 2000 issues has been estimated at $60,000. This program includes the following phases: identifying affected software, hardware, and telecommunication equipment and assessing the impact on the Year 2000 issue; hardware and software remediation; testing; assess the Year 2000 readiness of customers and suppliers; and developing a contingency plan. Modification and testing of hardware and software is currently in process with an anticipated completion date of December 31, 1998. The Company has completed adaptation of all internally created systems and has begun surveying its customers and suppliers regarding their readiness for the Year 2000. Final testing to independently validate readiness will begin when the Company has received all third party hardware and software promised to date.

         The Company believes it will address and resolve any possible issues associated with the integration of Year 2000 data in a timely fashion and will not materially affect future financial results or cause reported financial information to be inaccurate. However, unforeseen internal problems or unanticipated events, including the inability of third party vendors or customers to integrate Year 2000 data could occur, causing a material adverse effect on the Company's business, results of operations and financial condition.

         Forward Looking Statements
         --------------------------

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

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
No reports on Form 8-K were filed during the quarter ended September 30, 1998.


Exhibits:

(11)          Statements of Computation of Per Share Earnings
         See Page 11 of this Quarter Report on Form 10-Q.

(27)          Financial Data Schedule
         Filed electronically