Form 10-K
period 1998-12-31
PATIENT INFOSYSTEMS INC
filed 1999-04-13
CIK 1017813

FORM 10-K
              ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13
                OR 15(d) FOR THE SECURITIES EXCHANGE ACT OF 1934

                                   (Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from_________________to_______________________________

Commission file number              0-22319

                            PATIENT INFOSYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                               16-1476509
                  --------                               ----------
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
         incorporation or organization)

      46 Prince Street, Rochester, NY                              14607
      -------------------------------                              -----
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code            (716) 242-7200
                                                     --------------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class registered          Name of each exchange on which
                                        registered

                                           None
                                           ----

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 Par Value Per Share
                     --------------------------------------
                                (Title of Class)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes [X]     No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 28, 1999, 8,020,042 shares of common stock were outstanding, and the aggregate market value of the common shares of Patient Infosystems, Inc. held by non-affiliates was approximately $8 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders to be filed prior to April 30, 1999 are incorporated by reference in Part III.

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

     Patient Infosystems provides patient-centered health care information systems and services to manage, collect and analyze information to improve patient compliance with prescribed treatment protocols, to improve the process of off-site patient management and to enhance patient and provider information. The Company's technology platform integrates an advanced voice recognition telephone system, high speed data processing and analysis capability, and demand publishing and information distribution capabilities, utilizing the Internet and Internet technologies. The system utilizes trained telephone operators and computerized interactive voice response technology and behavior modification based treatment to communicate via telephone directly with the patient at home in order to gather relevant patient data. This data is subsequently evaluated and automatically transmitted via computer generated reports to health care payors, providers and patients, with these reports being tailored to the specific needs of each recipient. The Company markets its services to pharmaceutical manufacturers, pharmacy benefit managers ("PBMs") and health care payors, such as managed care organizations ("MCOs"), integrated delivery networks ("IDNs") and insurance companies and health care providers, to collect data outside of the physician office and institutional setting to enhance compliance by patients with prescribed treatment protocols. The Company`s systems may also be used to address the full spectrum of health care information needs with respect to care quality, patient satisfaction and patient and provider education.

     During its first two years of operations, the Company emphasized the development of disease management programs, which accounted for a substantial portion of its revenue during 1997. However, during 1997 and 1998, the Company devoted increased resources to the development of other applications of its technology platform, including demand management, patient surveys and outcomes analysis.

Information Capture, Delivery and Analysis Technologies Utilizing the Internet

     The Company's technology platform integrates an advanced voice recognition telephone system, high speed data processing and analysis capability, demand publishing and information distribution capabilities and behavior modification based compliance algorithms with a real time Internet on-line communication system . The system utilizes trained telephone operators and computerized interactive voice response technology to communicate via telephone directly with the patient at home as well as with payors and providers in order to gather and deliver relevant patient data. In order to minimize costly live operator interaction, a computer initiates each call to the patient, which call is automatically transferred to an operator and finally routed to an automated speech application. Patients respond to the recorded speech application by speaking normally. This approach is designed to enable a wider variety of possible responses than is achievable via telephone key pad. Depending on the patient's response, situation-specific algorithms are applied to modify future questions and thus help customize the collection of data.

     The Company's system analyzes and prepares the captured data for automatic delivery to the payor, provider and patient using the Internet and demand publishing capabilities. The Company's new Internet capabilities acquired with the HealthDesk purchase enables the Company's systems to interface on a real time basis with patients, payors and providers. Demand publishing technology enables the creation of highly individualized reports by inserting stored graphic images and text which can be customized for race, gender and age. These reports are also customized to the patient's specific situation, and the system utilizes the information received during contacts with the patient to further customize the content of the report. The data relevant to the separate report for health care providers is formatted in a customized report to be automatically transmitted via mail, fax or on-line.

     Each contact with a patient contributes to the establishment of a longitudinal data base which can be analyzed to provide information about treatment modalities for patients, providers and payors. The Company's system is designed to analyze patient compliance to prescribed treatment regimens and gather additional clinical information so that improvements in such regimens can be developed.

Internet Capabilities

     On February 26, 1999, the Company, through its newly formed, wholly-owned subsidiary, Patient Infosytems Acquisition Corp., acquired substantially all the assets of HealthDesk Corporation ("HealthDesk"), a consumer healthcare software company that focuses on general health and chronic disease management through ongoing targeted support for patients, families and caregivers. The acquired assets include HealthDesk OnLine and HealthDesk OnLine for Diabetes, which are both accessible through the Internet and on CD-ROM. The Company also acquired HealthDesk's Care Team Connect product, which is accessible over the Internet and provides a communication mechanism between patients and their caregivers. The Company uses the core technologies associated with these products to support the Company's other programs which include disease management, case management, demand management, patient surveys and clinical studies. (See Note 10 to financial statements)

Integrated Disease State Management System

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

     The Company's disease state management system has three primary components. First, using a panel of recognized medical and clinical experts, the Company develops a disease-specific patient intervention and compliance program that includes a template for the integration of each patient's history, current medical status and treatment protocol. If the program is being developed on a custom basis for a particular customer, the program is developed in consultation with the customer's clinical staff and consultants. Second, the Company establishes periodic telephone contacts with each patient to monitor the patient's compliance with prescribed therapies as well as the patient's treatment progress. Third, using the information obtained from patient contacts and other available information regarding the patient and his or her treatment, such as physician records and pharmacy information, personalized reports are prepared, typically following each patient contact, for evaluation by the patient, the patient's health care provider and, on a routine basis, payors.

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

     On a routine basis the Company will provide data to the patient's health care payor with respect to that patient's progress. The Company will be able to include information from various data sources in these reports for the purpose of providing additional information with respect to a patient. For example, the Company may be able to interact with the pharmacy services division of a payor to determine the renewal frequency of prescriptions, which provides an indication of whether a patient is taking his or her medication. In addition, the system provides the flexibility to allow other information from physicians' reports and hospital tests to be included in the periodic reports.

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

Patient Infosystems Programs

     The Company is developing customized disease state management and risk assessment programs in conjunction with a number of customers, as well as standardized disease state management programs in the areas of asthma, diabetes and hypertension. Each of the Company's customer agreements for its customized programs provide for development fees to be paid to the Company upon the achievement of certain milestones. In addition, the agreements for customized disease state management programs may provide for some form of exclusivity period, during which the Company is prohibited from engaging or participating in other projects involving the specific disease target that is the subject of that program. The exclusivity periods extend until, in general, a certain date or certain period (ranging from eight to 24 months) following the achievement of a specified milestone in the development or implementation of the program. The Company enrolled its first patients in a disease state management program in October 1996, and has less than 20,000 patients currently enrolled in those programs.

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

     The Company has developed or is developing programs in the following areas:

     Asthma

     The Company has developed a disease state management program for asthmatic patients that has been marketed to payors and other participants in the health care industry, and such program has been provided to patients since January 1997. Through February 1999, the Company has had approximately 4,100 interventions with patients participating in these programs. American HomePatient, Inc. ("American HomePatient"), Centra Healthcare Administrative Services, Inc. ("Centra"), Harris Methodist Health Plan ("Harris Methodist") and Health Alliance, a Division of Astra Pharma Inc. ("Health Alliance") have retained the Company to provide disease state management programs for patients who are suffering from asthma and are enrolled in health care programs for which these companies provide services.

     Congestive Heart Failure

     The Company has a services agreement with Bristol-Myers to develop, implement and operate a disease state management program to aid in the treatment of patients suffering from congestive heart failure. The Company has completed the development of the program in congestive heart failure in the English language, and is currently developing the program in the Spanish language. This program has been provided to patients since April 1997, and through February 1999, the Company has had approximately 9,900 interventions with patients participating in this program.

     Diabetes

     The Company has developed a disease state management program for diabetic patients that has been marketed to payors and other participants in the health care industry. Bristol-Myers, Centra and Health Resources have retained the Company to provide this disease state management program for patients who are suffering from diabetes and are enrolled in health care programs for which these companies provide services. These programs have been provided to patients since August of 1997, and through February 1999, the Company has had approximately 2,600 interventions with patients participating in these programs.

     Secondary Cardiovascular Disease

     The Company has entered into a services agreement with Bristol-Myers to develop, implement and operate a disease state management program relating to the prevention of cardiovascular sequelae in patients who have recently experienced certain cardiovascular illnesses or treatments such as angina, cardiac bypass surgery or myocardial infarction. The Company has completed the development of this program in the English language and is continuing to develop the program in the Spanish language. This program has been provided to patients since January 1997, and through February 1999, the Company has had 115 interventions with patients participating in this program.

     Hypertension

     The Company has completed the development of a compliance program for patients with hypertension that has been marketed to payors and other participants in the health care industry. Bristol-Myers has retained the Company to provide this compliance program for patients who are suffering from hypertension and are enrolled in health care programs for which these companies provide services. Patients are currently being enrolled into this program.

     Additional Disease Targets

     The Company has identified additional opportunities in large chronic disease markets, including in the treatment of, chronic obstructive pulmonary disease, depression, cancer, osteoporosis, arthritis, HIV infection and high risk pregnancy. Each of these targets has been identified as having characteristics which make them attractive candidates for the Company's programs. The Company is currently involved in discussions with customers for the development of programs in a variety of these areas.

     Significant Customer Concentration

     The Company's current contracts are concentrated in a small number of customers, with several of the Company's most significant contracts being with Bristol-Myers and Aetna U.S. HealthCare. The Company expects that its sales of services will be concentrated in a small number of customers for the foreseeable future. Consequently, the loss of any one of its customers could have a material adverse effect on the Company and its operations. There can be no assurance that customers will maintain their agreements with the Company, enroll a sufficient number of patients in the programs developed by the Company for the Company to achieve or maintain profitability, or that customers will renew their contracts upon expiration or on terms favorable to the Company.

Other Applications of the Integrated Information Capture and Delivery Technology

     Demand Management

     Demand management involves assisting providers in evaluating patient treatment needs to identify those patients who may not require immediate or intensive services. The goal of demand management is to reduce the need for and use of costly, often clinically unnecessary, medical services and arbitrary managed-care interventions while improving the overall quality of life of patients. The Company believes that its system can be used to provide automated or semi-automated demand management services. The Company is currently providing demand management to approximately 150,000 patients for Kentucky Medicaid, CHA HMO, Inc. and Managed Care Assistance Corporation.

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

     Patient Surveys

     Organizations in many different areas of the health care industry survey users regarding their products and services for a variety of reasons including regulatory, marketing and research purposes. The Company's information systems, with their ability to proactively contact patients in a cost-efficient manner, may be used for this type of application. The Company has developed a series of 10 automated surveys ranging from general health to disease specific instruments. The product line includes surveys for SF-12; child health questionnaire; patient satisfaction; asthma; diabetes; back pain; depression; prostatis; maternity; and the Pra Plus for elderly populations. The Company has completed approximately 125,000 surveys during 1998 through February 1999.

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

Sales and Marketing

     Through 1997, the Company's efforts focused primarily on the development of disease management programs. During 1998, the Company began aggressively marketing the other services that its technology platform can provide including demand management, patient surveys and outcomes analysis. The Company markets its integrated disease state management system to organizations within the health care industry that are involved in the treatment of disease or payment of medical services for patients who require complex or long-term medical therapies. These industry organizations include five distinct groups: pharmaceutical companies, medical service companies, PBMs, health care payors and employer groups. The Company employs a sales and marketing staff of twelve persons to market the Company's systems. In addition, the senior members of the Company's management are actively engaged in marketing the Company's programs.

     The Company has expanded its marketing efforts by conducting patient surveys, clinical studies and implementing other measures designed to document the clinical and cost benefits it believes will result from the application of its integrated information capture and delivery system. In collaboration with the members of its expert panels who are retained to develop program protocols and other research and clinical technicians, the Company intends to promote the benefits of its system through publication in clinical journals and presentations at scientific conferences of the results of these studies. The Company is conducting such studies designed to produce significant short-term data with respect to its asthma, diabetes and cardiac programs.

     The Company entered into a joint venture agreement with MacLean Hunter Publishing Limited, an Ontario, Canada corporation, in November 1998 to market and sell, on an exclusive basis in Canada, products and services developed by the Company and to manage jointly, finance and operate the business entity Patient Infosystems Canada, Inc., which is dedicated to the development of a commercially viable business built around the sale, marketing and service of the Company's products and services.

Research and Development

     Research and development expenses consist primarily of salaries and related benefits and administrative costs allocated to the Company's research and development personnel for development of certain components of its integrated information capture and delivery system, as well as development of the Company's standardized disease state management programs. Research and development costs have decreased as the Company has completed the development of its primary disease management programs. The Company anticipates that research and development expenses will continue to decrease in future periods, as the Company continues to expand its operations.

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

     In addition, on August 21, 1996 Congress passed the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), P.L. 104-191. This legislation requires the Secretary of the Department of Health and Human Services to adopt national standards for electronic health transactions and the data elements used in such transactions. The Secretary is required to adopt safeguards to ensure the integrity and confidentiality of such health information. Violation of the standards is punishable by fines and, in the case of wrongful disclosure of individually identifiable health information, imprisonment. The Secretary has promulgated and published proposed rules addressing the standards, however, no final rules have been adopted to date. Final rules may be adopted during 1999.

     The Company and its customers may be subject to Federal and state laws and regulations which govern financial and other arrangements between health care providers. These laws prohibit certain fee splitting arrangements between health care providers, as well as direct and indirect payments, referrals or other financial arrangements that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. Possible sanctions for violation of these restrictions include civil and criminal penalties. Specifically, HIPAA increased the amount of civil monetary penalties from $2,000 to $10,000. Criminal penalties range from misdemeanors, which carry fines of not more than $10,000 or imprisonment for not more than one year, or both, to felonies, which carry fines of not more than $25,000 or imprisonment for not more than five years, or both. Further, criminal violations may result in permanent mandatory exclusions and additional permissive exclusions from participation in Medicare and Medicaid programs.

     Furthermore, the Company and its customers may be subject to federal and state laws and regulations governing the submission of false healthcare claims to the government and private payers. Possible sanctions for violations of these laws and regulations include minimum civil penalties between $5,000-$10,000 for each false claim and treble damages.

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

Employees

     As of February 28, 1999, the Company had 121 full and part-time employees.

Financial Information

         For financial information concerning the Company, see the financial statements and the notes thereto included elsewhere herein.


Item 2.   Description of Properties.

     The Company's executive and corporate offices are located in Rochester, New York in approximately 13,000 square feet of leased office space under an operating lease that expires on November 30, 1999. The Company leases office space for its Demand Management call center in Wayne, Pennsylvania in approximately 2,047 square feet of leased office space under a lease agreement that expires in May 2001. The Company leases office space for its Berkeley, California office in approximately 2,800 square fee of lease office space under a lease agreement that expires in October 1999.

     The Company believes its plants and facilities are suitable and adequate, and have sufficient productive capacity, to meet its current needs.


Item 3.    Legal Proceedings.

     The Company is not a party to any material legal proceedings.

Item 4.    Submission of Matters To A Vote Of  Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1998.

                                     PART II



Item 5. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters.

(a)  Market Information

     The Company's common stock is traded on the NASDAQ National Market System under the symbol "PATI". The following table sets forth, for the periods indicated, the range of the high and low closing sale price for the Company's Common Stock as reported on the NASDAQ National Market.

                                        High              Low

       1997
       First Quarter                    $9.25             $6.38
       Second Quarter                   $6.25             $4.50
       Third Quarter                    $5.00             $2.88
       Fourth Quarter                   $4.38             $2.63

       1998
       First Quarter                    $4.50             $2.63
       Second Quarter                   $5.00             $2.50
       Third Quarter                    $3.44             $1.81
       Fourth Quarter                   $1.88             $1.00


(b)  Holders

     The approximate record number of holders of the Company's common stock as of February 28, 1999 is 87. However, the Company believes that there are in excess of 400 beneficial holders of Common Stock of the Company.

(c)  Dividends

     The Company has never paid cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain all future earnings, if any, to fund the development and growth of its business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors.

(d)  Use of Proceeds

     The Company has used and continues to use the proceeds from its initial public offering of common stock in December 1996 for capital improvements and expansion of its telephone and computer capabilities for sales and marketing and for general corporate purposes as more fully discussed in financial statements and notes thereto appearing elsewhere herein. Recently, the Company used $761,000 in connection with the acquisition of the assets of HealthDesk.

Item 6.  Selected Financial Data.

                                                                                     Period from
                                                                                  February 22, 1995
                                                                                   (Inception) to
                                               Year Ended December 31,               December 31,
                                               -----------------------               ------------
                                          1998            1997            1996            1995
                                          ----            ----            ----            ----


Statement of Operations Data:

Revenues ........................... $ 2,344,072    $  2,062,373    $    845,412    $    113,000

Costs and Expenses:
  Cost of Sales .....................  2,529,619       1,629,128         748,322         111,870
  Sales and Marketing ...............  1,795,921       1,609,837         913,547         375,384
  General and Administrative ........  3,062,204       2,442,269       1,759,044         678,498
  Research and Development ..........    298,686         489,115         310,552          89,909
                                         -------         -------         -------          ------

    Total Costs and Expenses ........  7,686,430       6,170,349       3,731,465       1,255,661
                                       ---------       ---------       ---------       ---------

Operating Loss ...................... (5,342,358)     (4,107,976)     (2,886,053)     (1,142,661)

Other Income and Expenses ...........    556,592         835,116          81,333          26,009

Provision for taxes .................     43,701          (9,509)          1,716            --
                                          ------          ------           -----          -----

Net Loss ..........................  $(4,829,467)   $ (3,263,351)   $ (2,806,436)   $ (1,116,652)
                                     ============    ============    ============    ============


Net Loss Per Share - Basic
and Diluted ........................$      (0.60)   $      (0.41)   $      (0.44)   $      (0.18)
                                    ============    ============    ============    ============

Weighted Average Common
  and Potential Common Shares ......   8,018,398       7,980,094       6,347,716       5,954,299
                                       =========       =========       =========       =========

                                                        Year Ended December 31,
                                                        -----------------------

                                          1998            1997            1996            1995
                                          ----            ----            ----            ----

Balance Sheet Data:

Cash and Cash Equivalents .......   $  6,316,955    $    779,317    $ 15,666,609    $  1,182,080
Working Capital .................      7,992,894      13,242,387      14,591,700         611,655
Total Assets ....................     10,519,727      15,036,473      17,085,387       1,763,629
Total Liabilities ...............        894,339         587,728       1,631,650         598,464
Total Stockholders' Equity ......      9,625,388      14,448,745      15,453,737       1,165,165

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Management's discussion and analysis provides a review of the Company's operating results for the years ended December 31, 1998, 1997 and 1996, and its financial condition at December 31, 1998. The focus of this review is on the underlying business reasons for significant changes and trends affecting the revenues, net earnings, and financial condition of the Company. This review should be read in conjunction with the accompanying financial statements.

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

Overview

     The Company was formed on February 22, 1995 and has a limited operating history from which to evaluate its performance. Although the Company has completed the development of its integrated information capture and delivery system and has developed several disease state management programs for specific diseases, the Company is continuing to refine its products for additional applications. In October 1996 the Company began enrolling patients in its first disease state management program and only began substantial patient contacts during 1998. The Company currently has patients enrolled in five of its disease-specific programs. Through February 1999, an aggregate of approximately 350,000 persons have enrolled and participated in Company programs. The enrollment of patients in the Company's programs has been limited by several factors, including the limited ability of clients to provide the Company with accurate information with respect to the specific patient populations, including coding errors that necessitated extensive labor intensive data processing prior to program implementation. In addition, the Company has encountered resistance from patients and other sources of information to the Company's systems.

     In response to these market dynamics, the Company has taken several tactical and strategic steps including, formal designation of internal personnel at customer sites to assist clients with implementation; closer integration of Company systems personnel with clients to facilitate accurate data transfers; and most importantly, promotion of a broader product line to enable clients to enter the Company's disease management programs through a variety of channels. The Company now markets two additional services, demand management services and automated surveys (general health and disease-specific), both of which can provide mechanisms for enrollment to the Company's disease management programs. Nevertheless, no assurance can be given that the Company's efforts will succeed in increasing patient enrollment in Company programs.

     The Company has entered into services agreements to develop, implement and operate programs for: (i) patients who have recently experienced certain cardiovascular events; (ii) patients who have been diagnosed with primary congestive heart failure; (iii) patients suffering from anorexia or cachexia secondary to diagnosis of cancer or AIDS; (iv) patients suffering from chronic pain, and (v) patients who are at increased risk of suffering from epilepsy. In addition, the Company has entered into services agreements to operate its disease management programs for patients suffering from asthma, diabetes and hypertension. These contracts provide for, and the Company anticipates future contracts will provide for, fees paid by its customers based upon the number of patients participating in each of its programs, as well as initial program development fees from customers for the development of a disease-specific program. To the extent that the Company has had limited enrollment of patients in its programs, the Company's operations revenue has been, and may continue to be limited. Moreover, as the Company has completed the development of its primary disease management programs, it anticipates that development revenue will also decline over the next twelve months unless and until the Company enters into new development agreements. The Company's program development contracts typically require payment from the customer at the time that the contract is executed, with additional payments made as certain development milestones are met. Development contract revenue is recognized on a percentage of completion basis, in accordance with the ratio of total development cost incurred to the estimated total development costs for the entire project. Losses, if any, related to program development will be recognized in full as identified. The Company's contracts call for a fixed program operational fee to be paid by the customer for each patient enrolled for a series of program services as defined in the contract. The timing of customer payments for the delivery of program services varies by contract. Revenues from program operations are recognized ratably as the program services are delivered. The amount of the per patient fee varies from program to program depending upon the number of patient contacts required, the complexity of the interventions and the detail of the reports generated. The Company has not capitalized any costs related to the development of software for use in its disease state management programs since all of such software has been developed for internal use.

     Revenues from Operations, which includes fees received by the Company for operating its programs has increased substantially and has become the most significant source of the Company's revenues. Furthermore, as enrollment in Company operated disease management programs continues to increase, the Company anticipates that these revenue sources will become the primary source of the Company's revenues. Currently, the Company's demand management programs generate more revenue than the Company's disease management programs. However, the Company is continuing to devote significant marketing efforts to increasing the number of disease management programs that are in operation. Nevertheless, the Company is still supporting a substantial infrastructure in maintaining the capacity necessary to deliver its services and to offer its services to new customers. Therefore, the Company will be required to increase substantially the number of patient contacts and management programs to cover the costs necessary to maintain the capability to service its customers. In that the Company has only begun substantial patient contacts during 1998, the Company is continually examining its costing structures to determine the levels that will be necessary to achieve profitability.

     The sales cycle for the Company's programs may be extensive from initial contact to contract execution. During these periods, the Company may expend substantial time, effort and funds to prepare a contract proposal and negotiate the contract. The Company may be unable to consummate a commercial relationship after the expenditure of such time, effort and financial resources.

     The Company began to provide other services to customers in the healthcare industry during 1997 which included new applications of its information capture and delivery system. These consisted of patient surveys, health risk assessments,  nursing  support  lines and  marketing  support  functions.

     In February, 1999, the Company, through its newly formed, wholly-owned subsidiary, Patient Infosystems Acquisition Corp., acquired substantially all of the assets of HealthDesk Corporation, a consumer healthcare software company, primarily engaged in the business of designing and developing Internet based products in the healthcare, wellness and disease management industries for $761,463. The Company obtained funds for the HealthDesk acquisition from its available cash. The assets that were acquired by the Company included inventory, intellectual property, hardware and software.

Results of Operations

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Revenues

     Revenues are comprised of revenues from operations fees, development fees and licensing fees. Revenues increased 14% from $2,062,373 for the year ended December 31, 1997 to $2,344,072 for the year ended December 31, 1998. A summary of these revenues by category is as follows:
                                                                December 31,
                                                                ------------
                                                             1998         1997
                                                             ----         ----
Revenues
--------
Operations Fees ......................................   $1,385,720   $  735,841
Development Fees .....................................      689,157      826,532
Licensing Fees .......................................      269,195      500,000
                                                            -------      -------

Total Revenues .......................................   $2,344,072   $2,062,373
                                                         ==========   ==========

     Revenues from operations increased 88% from $735,841 for the year ended December 31, 1997 to $1,385,720 for the year ended December 31, 1998. Operations revenues are generated as the Company provides services to its customers for their disease-specific programs. Operations revenues increased significantly in 1998, as the Company continues to increase the membership levels in the Company's disease state management programs and primarily from the Company's demand management programs. The demand management programs operate from the Company's medical call center which was established in May 1998, in Wayne, Pennsylvania The medical call center is staffed by registered nurses on a 24 hour, 7 day a week schedule.

     Revenues from development fees decreased 17% from $826,532 for the year ended December 31, 1997 to $689,157 for the year ended December 31, 1998. The Company received $689,157 in development revenues for the year ended December 31, 1998, related almost entirely to fees from Bristol-Myers for the development of disease state management agreements. The Company also received development revenues from a small number of other customers related to other disease-specific programs. The Company has completed substantially all services under these agreements and is currently receiving revenues in connection with only the development of three programs. Development revenues include clinical, technical and operational design or modification of the Company's primary disease management programs. Development revenue declined from the year ended December 31, 1997 to December 31, 1998 as the Company reduced its development fees charged to certain customers. The Company anticipates that revenue from development fees will continue to decline unless the Company enters into new development agreements.

     Revenues from licensing fees decreased 46% from $500,000 for the year ended December 31, 1997 to $269,195 for the year ended December 31, 1998. Licensing revenue represents amounts that the Company charges its customers, on a one-time fee basis, for the right to enroll patients in or the right to license other entities certain of its programs, primarily but not limited to, the Company's standardized asthma and diabetes programs. The Company had licensing fees of $99,750 from the sale of consumer healthcare software which are Internet based products.

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

     Cost of sales increased 55% from $1,629,128 for the year ended December 31, 1997 to $2,529,619 for the year ended December 31, 1998. The increase in these costs primarily reflects an increased level of program development and operational activities, as well as the Company's creation of the capacity necessary to handle anticipated increases in the number of individuals to whom the Company provides services.

     Sales and marketing expenses increased 12% from $1,609,837 for the year ended December 31, 1997 to $1,795,921 for the year ended December 31, 1998. These costs consist primarily of salaries, related benefits and travel costs, sales materials and other marketing related expenses. Spending in this area has remained consistent as the Company's sales and marketing staff has not expanded during the twelve month period ended December 31, 1998. However, it is anticipated that the Company will continue to invest in the sales and marketing process, and that such expenses will increase in future periods.

     General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operating expenses of the Company. General and administrative expenses increased 25% from $2,442,269 for the year ended December 31, 1997 to $3,062,204 for the year ended December 31, 1998. These expenditures were incurred to develop the corporate infrastructure necessary to support anticipated program development and operations. The increase in these costs was caused by an increase in the Company's level of business activity, and the addition of required administrative personnel. The Company expects that general and administrative expenses will continue to increase in future periods.

     Research and development expenses consist primarily of salaries and related benefits and administrative costs allocated to the Company's research and development personnel for development of certain components of its integrated information capture and delivery system, as well as development of the Company's standardized disease state management programs. Research and development expenses decreased 39% from $489,115 for the year ended December 31, 1997 to $298,686 for the year ended December 31, 1998. The decrease in research and development expenses reflects the Company's completion of the development of its primary disease management programs.

     The Company generates net investment income primarily from cash balances and investments. Investment income decreased to $556,592 for the year ended December 31, 1998 from $835,116 for the year ended December 31, 1997. The decrease in interest income reflects the use by the Company of its available cash and the reduction of proceeds that can earn interest.

     The Company had a net loss of $4,829,467 for the year ended December 31, 1998 compared to $3,263,351 for the year ended December 31, 1997. This represents a loss of $.60 per share for 1998 and $.41 for 1997.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Revenues

     Revenues are comprised of revenues from development fees, operations fees and licensing fees. Revenues increased 144% from $845,412 for the year ended December 31, 1996 to $2,062,373 for the year ended December 31, 1997. A summary of these revenues by category is as follows:

                                                                December 31,
                                                                ------------
Revenues                                                      1997        1996
--------                                                      ----        ----

Development Fees .....................................   $  826,532   $  798,138
Operations Fees ......................................      735,841       11,718
Licensing Fees .......................................      500,000       35,556
                                                            -------       ------

Total Revenues .......................................   $2,062,373   $  845,412
                                                         ==========   ==========

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

     General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operating expenses of the Company. General and administrative expenses increased 39% from $1,759,044 for the year ended December 31, 1996 to $2,442,269 for the year ended December 31, 1997. These expenditures were incurred to develop the corporate infrastructure necessary to support anticipated program development and operations. The increase in these costs was caused by an increase in the Company's level of business activity, and the addition of required administrative personnel.

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


     Liquidity and Capital Resources

     At December 31, 1998 the Company had working capital of $7,992,894, as compared to $13,242,387 at December 31, 1997. Since its inception the Company has primarily funded its operations, working capital needs and capital expenditures from the sale of equity securities. On December 19, 1996 the Company completed an initial public offering of its common stock which generated net proceeds to the Company of $14,082,048. On January 8, 1997, an additional 300,000 shares of common stock were sold pursuant to an underwriters over-allotment provision, which generated net proceeds to the Company of $2,232,000. The Company has continued to expend increasing amounts to expand its operational capabilities including increasing its administrative and technical costs. To the extent that revenues do not increase, the Company's losses will increase, creating an increased burden on the Company's available capital. If the Company is not able to operate profitably or to reduce its losses significantly, it will be required to seek additional capital or reduce its operations.

     Capital expenditures during 1998 were $594,663, as compared to expenditures of $394,161 during 1997 and $494,577 during 1996. The expenditures during these periods represented the purchase of the significant technology platform components of the integrated information capture and delivery system as well as purchases required to support the Company's growing employee base.

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

     Inflation

     Inflation did not have a significant impact on the Company's costs during 1998, 1997 or 1997. The Company continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

     Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, which is required to be adopted by the Company in 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges of underlying transactions must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Management has not yet determined the effect SFAS No. 133 will have, if any, on the Company's consolidated financial position, results of operations or cash flows.
     Year 2000 Issues

     The Year 2000 issue refers to the inability of computerized systems and technologies to recognize and process dates beyond December 31, 1999. The Company has reviewed the Company's information technology systems, cable network equipment and other embedded technologies. A significant portion of the Company's computerized systems and technologies have been developed, installed or upgraded in recent years and are generally more likely to be Year 2000 ready. The Company is also evaluating the potential impact as a result of its reliance on third-party systems that may have year 2000 issues.

     Computerized business applications that could be adversely affected by the year 2000 issue include:

* information  processing and financial reporting systems,
* customer  billing  systems,
* customer  service  systems,
* telecommunication transmission and reception systems, and
* facility systems.

     System failure or miscalculation could result in an inability to process transactions, send invoices, accept customer orders or provide customers with products and services. Customers could also experience a temporary inability to receive or use the Company's products and services.

     The Company has developed a program to assess and address the year 2000 issue. This program consists of the following phases:

* inventorying  and assessing the impact on affected  technology and systems,
* developing  solutions  for  affected  technology  and  systems,
* modifying  or replacing  affected  technology and systems
* testing and verifying  solutions
* implementing solutions, and
* developing contingency plans.

     The Company has substantially completed inventorying and assessing the affected computerized systems and technologies. The Company is in various stages of its year 2000 compliance program with respect to the remaining phases as it relates to the affected systems and technologies. The Company has completed adaptation of all internally created systems and has begun surveying its customers and suppliers regarding their readiness for the year 2000. Final testing to independently validate readiness will begin when the Company has received all third party hardware and software promised to date.

     Costs incurred to date directly related to addressing the year 2000 are approximately $50,000. The Company currently estimates the total cost of its year 2000 remediation program to be approximately $60,000. Although the Company will continue to incur substantial capital expenditures in the ordinary course of meeting its telecommunications system upgrade through the year 2000, it will not specifically accelerate its expenditures to facilitate year 2000 readiness, and accordingly such expenditures are not included in the above estimate.

     The Company has begun communicating with others with whom it does significant business to determine their year 2000 readiness and to determine the extent to which the Company is vulnerable to year 2000 issues related to those third parties. The Company purchases much of its technology from third parties. There can be no assurance that the systems of other companies on which the Company's systems rely will be year 2000 ready or timely converted into systems compatible with the Company's systems. The Company's failure or a third party's failure to become year 2000 ready or the Company's inability to become
compatible   with  third   parties   with  which  the  Company  has  a  material
relationship, may have a material adverse effect on the Company, including significant service interruption or outages, however, the Company cannot currently estimate the extent of any such adverse effects.

     The Company is in the process of identifying secondary sources to supply its systems or services in the event it becomes probable that any of its systems will not be year 2000 ready prior to the end of 1999. The Company is also in the process of identifying secondary vendors and service providers to replace those vendors and service providers whose failure to be year 2000 ready could lead to a significant delay in the Company's ability to provide its service to its customers.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to changes in interest rates primarily in its cash transactions. The Company does not believe it is exposed to changes in foreign currently exchange rates because it does not currently invest in foreign currency instruments. A discussion of the Company's accounting policies for financial instruments is included in the Summary of Significant Accounting Policies in the Notes to the Financial Statements. The Company currently does not have any international operations nor does invest its cash in foreign currency instruments. The balances the Company has in cash or cash equivalents are generally available without legal restrictions to fund ordinary business operations. The Company regularly invests excess operating cash in certificates of deposit and U.S. government bonds and other bonds that are subject to changes in short-term interest rates. Accordingly, the Company believes that the market risk arising from its holding of these financial instruments is minimal. The Company made purchases of available-for-sale securities in the amounts of $7,826,910 in 1998 and $18,121,444 in 1997.

Item 8. Financial Statements And Supplemental Data




         Index to Financial Statements                         Page

         Independent Auditors' Report                            26
         Balance Sheets                                          27
         Statements of Operations                                28
         Statements of Stockholders' Equity                      29
         Statements of Cash Flows                                30
         Notes to Financial Statements                           31-40

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Patient Infosystems, Inc.:

We have audited the accompanying balance sheets of Patient Infosystems, Inc. as of December 31, 1998 and 1997 and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Patient Infosystems, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.





Deloitte & Touche LLP
Rochester, New York
February 5, 1999
(February 26, 1999 as to Note 10)


PATIENT INFOSYSTEMS, INC

BALANCE SHEETS
DECEMBER 31, 1998 AND 1997




                                                                 1998             1997
                                                                 ----             ----
ASSETS ..................................................

CURRENT ASSETS:
  Cash and cash equivalents .............................   $  6,316,955    $    779,317
  Available-for-sale securities .........................      1,029,674      12,232,335
  Accounts receivable, net ..............................      1,320,626         412,956
  Prepaid expenses and other current assets .............        219,978         405,507
                                                                 -------         -------

        Total current assets ............................      8,887,233      13,830,115

PROPERTY AND EQUIPMENT, net .............................      1,182,494         958,965

OTHER ASSETS ............................................        450,000         247,393
                                                                 -------         -------

TOTAL ASSETS ............................................   $ 10,519,727    $ 15,036,473
                                                            ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ......................................   $    304,436    $     89,674
  Accrued salaries and wages ............................        277,931         320,272
  Accrued expenses ......................................         58,904          79,236
  Deferred revenue ......................................        253,068          67,549
  Accrued loss on development contracts .................           --            30,997
                                                                 -------          ------

        Total current liabilities .......................        894,339         587,728

COMMITMENTS  (Note 7)

STOCKHOLDERS' EQUITY:
  Common stock - $.01 par value:  shares - authorized:
    20,000,000; issued and outstanding:  1998 - 8,020,042
    1997 - 8,011,522 ....................................         80,200          80,115
  Additional paid-in capital ............................     21,561,094      21,550,009
  Other comprehensive income ............................           --             5,060
  Accumultated deficit ..................................    (12,015,906)     (7,186,439)
                                                             -----------      ----------

        Total stockholders' equity ......................      9,625,388      14,448,745
                                                               ---------      ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..............   $ 10,519,727    $ 15,036,473
                                                            ============    ============


See notes to financial statements.


PATIENT INFOSYSTEMS, INC

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                   1998           1997           1996
                                                   ----           ----           ----


REVENUES ...................................   $ 2,344,072    $ 2,062,373    $   845,412
                                               -----------    -----------    -----------


COSTS AND EXPENSES:
  Cost of revenue ..........................     2,529,619      1,629,128        748,322
  Sales and marketing ......................     1,795,921      1,609,837        913,547
  General and administrative ...............     3,062,204      2,442,269      1,759,044
  Research and development .................       298,686        489,115        310,552
                                                   -------        -------        -------

        Total costs and expenses ...........     7,686,430      6,170,349      3,731,465
                                                 ---------      ---------      ---------

OPERATING LOSS .............................    (5,342,358)    (4,107,976)    (2,886,053)

Other income ...............................       556,592        835,116         81,333
                                                   -------        -------         ------

Loss before income taxes ...................    (4,785,766)    (3,272,860)    (2,804,720)

Income taxes ...............................        43,701         (9,509)         1,716
                                                    ------         ------          -----

NET LOSS ...................................   $(4,829,467)   $(3,263,351)   $(2,806,436)
                                               ===========    ===========    ===========

NET LOSS PER SHARE - BASIC
   AND DILUTED .............................   $      (.60)   $      (.41)   $      (.44)
                                               ===========    ===========    ===========

WEIGHTED AVERAGE COMMON
   AND POTENTIAL COMMON SHARES .............     8,018,398      7,980,094      6,347,716
                                                 =========      =========      =========


See notes to financial statements


PATIENT INFOSYSTEMS, INC

STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                         Additional     Other                         Total
                             Preferred Stock        Common Stock         Paid-in     Comprehensive    Accumulated   Stockholders'
                            Shares     Amount     Shares      Amount     Capital        Income          Defict        Equity
                            ------     ------     ------      ------     -------        ------          ------        ------


Balances, January 1, 1996   1,800,000  $18,000  3,602,880   $36,029    $ 2,227,788  $     --      $(1,116,652)    $ 1,165,165

Sale of Series B convertible
preferred stock at $5.00 per share
in May and June 1996
(net of issuance costs
of $3,250)                    600,000    6,000       --         --       2,990,750        --              --        2,996,750

Compensation expense related to
issuance of stock warrants     --        --          --         --          13,208        --              --           13,208

Exercise of stock warrants     --        --         4,322        43          2,959        --              --            3,002

Sale of common stock at $8.00
per share in December 1996
(net of issuance costs
of $1,917,952)                 --        --     2,000,000    20,000     14,062,048        --              --       14,082,048

Conversion of Series A and B
convertible preferred stock to
common stock               (2,400,000)(24,000)  2,046,000    20,460          3,540        --              --              --

Comprehensive Income (loss)
   Net loss for the year end
       December 31, 1996       --        --         --         --             --          --       (2,806,436)     (2,806,436)

                              -----------------------------------------------------------------------------------------------
Total Comprehensive loss       --        --         --         --             --          --              --       (2,806,436)
                              -----------------------------------------------------------------------------------------------

Balances, December 31, 1996    --        --     7,653,202    76,532     19,300,293        --       (1,116,652)     15,453,737

Sale of common stock at $8.00
per share in January 1997
(net of issuance costs
of $168,000)                   --        --       300,000     3,000      2,229,000        --              --        2,232,000

Compensation expense related
to issuance of stock warrants  --        --         --          --           8,283        --              --            8,283

Exercise of stock options      --        --        58,320       583         12,433        --              --           13,016

Comprehensive Income (loss)
   Unrealized gain on investments
      available-for-sale       --        --         --          --            --         5,060            --            5,060

   Net loss for the year end
      December 31, 1997        --        --         --          --            --          --       (3,263,351)     (3,263,351)
                              -----------------------------------------------------------------------------------------------
Total Comprehensive loss       --        --         --          --            --          --              --       (3,258,291)
                              -----------------------------------------------------------------------------------------------

Balances, December 31, 1997    --        --     8,011,522    80,115     21,550,009       5,060     (1,116,652)     14,448,745

Compensation expense related
to issuance of stock warrants  --        --         --          --           7,388        --              --            7,388

Exercise of stock options      --        --         8,520        85          3,697        --              --            3,782

Comprehensive Income (loss)
   Unrealized loss on investments
      available-for-sale       --        --         --          --            --          --              --           (5,060)

   Net loss for the year end
      December 31, 1998        --        --         --          --            --          --       (4,829,467)     (4,829,467)

                              -----------------------------------------------------------------------------------------------
Total Comprehnsive loss        --        --         --          --            --        (5,060)           --       (4,834,527)
                              -----------------------------------------------------------------------------------------------
Balances, December 31, 1998    --      $ --     8,020,042   $80,200    $21,561,094   $    --      $(1,116,652)    $ 9,625,388
                              ===============================================================================================


See notes to financial statements.


PATIENT INFOSYSTEMS, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                                                                      1998            1997            1996
                                                                                      ----            ----            ----
OPERATING :
  Net loss ..................................................................   $ (4,829,467)   $ (3,263,351)   $ (2,806,436)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization .........................................        366,474         293,763         186,050
      Loss on sale of property ..............................................          1,350           2,171            --
      Amortization of premiums and discounts on available-for-sale securities       (142,054)       (209,832)           --
      Compensation expense related to issuance of stock warrants ............          7,388           8,283          13,208
      Increase in accounts receivable .......................................       (907,670)        (26,741)       (382,160)
      Decrease (increase) in prepaid expenses and other current assets ......        185,529        (234,980)       (146,542)
      Increase (decrease) in accounts payable ...............................        214,762        (107,000)       (166,095)
      (Decrease) increase in accrued salaries and wages .....................        (42,341)        193,243          78,770
      (Decrease) increase in accrued expenses ...............................        (20,332)       (132,221)        192,076
      Increase (decrease) in deferre+d revenue ...............................        185,519        (515,234)        414,728
      (Decrease) increase in accrued loss on development contracts ..........        (30,997)        (36,142)         67,139
                                                                                     -------         -------          ------

            Net cash used in operating activities ...........................     (5,011,839)     (4,028,041)     (2,549,262)
                                                                                  ----------      ----------      ----------
INVESTING:
  Property and equipment additions ..........................................       (594,663)       (394,161)       (494,577)
  Proceeds from sale of property ............................................          3,310           1,299            --
  Purchases of available-for-sale  securities ...............................     (7,826,910)    (18,121,444)           --
  Maturities of available-for-sale securities ...............................     19,166,565       6,104,000            --
  Increase in other assets ..................................................       (202,607)       (247,393)           --
                                                                                    --------        --------         --------

          Net cash provided by (used in) investing activities ...............     10,545,695     (12,657,699)       (494,577)
                                                                                  ----------     -----------        --------
 FINANCING:
  Proceeds from issuance of common and preferred stock, net .................          3,782       2,245,016      17,081,800
  (Decrease) increase in accrued initial public offering costs ..............           --          (446,568)        446,568
                                                                                       -----        --------         -------

            Net cash provided by financing activities .......................          3,782       1,798,448      17,528,368
                                                                                       -----       ---------      ----------

NET INCREASE (DECREASE) IN CASH AND CASH  EQUIVALENTS .......................      5,537,638     (14,887,292)     14,484,529

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR .........................................................        779,317      15,666,609       1,182,080
                                                                                     -------      ----------       ---------
  CASH AND CASH EQUIVALENTS AT
  END OF YEAR ...............................................................   $  6,316,955    $    779,317    $ 15,666,609
                                                                                ============    ============    ============

Supplemental disclosures of cash flow information
   Cash paid (received) for income taxes, net ...............................   $     43,701    $     (9,509)   $      1,716
                                                                                ============    ============    ============


See notes to financial statements.

         PATIENT INFOSYSTEMS, INC.


         NOTES TO FINANCIAL STATEMENTS
         YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


1.       BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         Organization - Patient Infosystems, Inc. ("the Company") designs and develops health care information systems and services to manage, collect and analyze patient-related information to improve patient compliance with prescribed treatment protocols. Through its various patient compliance programs for disease state management, the Company provides important benefits for the patient, the health care provider and the payor. The Company was incorporated in Delaware on February 22, 1995 under the name DSMI Corp., changed its name to Disease State Management, Inc. on October 13, 1995, and on June 28, 1996 changed its name to Patient Infosystems, Inc. Prior to January 1, 1997, the Company was a development stage enterprise.

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

         Fair Value of Financial Instruments - The Company's financial instruments consist of cash and cash equivalents and available-for-sale securities. The carrying values of cash and cash equivalents and available-for-sale securities approximate fair value.

         Revenue Recognition and Deferred Revenue - The Company's principal source of revenue to date has been from contracts with various pharmaceutical companies and managed care organizations for the development and operation of disease management programs for chronic diseases, disease management programs and other health care information system applications. Deferred revenue represents amounts billed in advance under these contracts.

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

         The Company's current contracts are concentrated in a small number of customers, consequently, the loss of any one of its customers could have a material adverse effect on the Company and its operations.
         During the years ended December 31, 1998 and 1997, approximately $755,000 (33%) and $925,800 (45%), respectively, of the Company's revenues arose from contracts with one customer. At December 31, 1998 and 1997, accounts receivable included balances of $736,650 and $231,484, respectively, from contracts with that customer.

         Property and Equipment - Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 10 years.

         The Company regularly assesses all of its long lived assets for impairment and recognizes a loss when the carrying value of an asset exceeds its fair value. The Company determined that no impairment loss need be recognized for applicable assets in 1998 or 1997.

         Research and Development - Research and development costs consist principally of compensation and benefits paid to Company employees. All research and development costs are expensed as incurred.

         Income Taxes - The Company uses the asset and liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under the asset and liability method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards.

         Net Loss Per Share - Net loss per share is based on the weighted average number of common shares outstanding subsequent to the Company's initial public offering in 1996. Pursuant to rules of the Securities and Exchange Commission Staff, all common and potential common shares issued by the Company at a price less than the initial public offering price during at least the 12 months preceding the offering date (using the treasury stock method until shares are issued) have been included in the calculation of common and potential common shares outstanding for all periods presented prior to the December 1996 initial public offering. (See Note 8)

         Retirement Plan - The Company has a retirement plan which qualifies under Section 401(k) of the Internal Revenue Code This retirement plan allows eligible employees to contribute 1% to 15% of their income on a pretax basis to the plan. The Company's annual contribution to the plan is at the discretion of the Board of Directors. The Company made no contributions to this plan in 1998 or 1997.

         Stock Split - On November 22, 1996, the Company effected a .72-for-1 reverse stock split of all outstanding shares of common stock.

         Statement of Financial Accounting Standards No. 130 - In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" and restated the prior years' financial statements to conform to the new reporting standard. This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income for the Company includes net loss and the unrealized gain or loss on available-for-sale securities.

         Statement of Financial Accounting Standards No. 131 - In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Statement requires that a public company report financial and descriptive information about its reportable operating segments using the management approach. SFAS also requires that segment information of earlier years be restated to conform to the new standard. The adoption of SFAS No. 131 had no effect on the consolidated financial position, results of operations, or cash flows of the Company.

         Statement of Position 97-2 - In 1998, the Company adopted Statement of Position (SOP) 97-2, "Software Revenue Recognition," which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The implementation of SOP 97-2 did not have a material effect on the Company's revenues or earnings.

         Statement of Financial Accounting Standards No. 133 - In June 1998, the Financial Accounting Standards Bard issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, which is required to be adopted by the Company in 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges of underlying transactions must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Management has not yet determined the effect SFAS No. 133 will have, if any, on the Company's consolidated financial position, results of operations or cash flows.

         Reclassifications   -  Certain   1997  and  1996   amounts   have  been
         reclassified to conform with 1998 presentations.

2.       AVAILABLE -FOR-SALE SECURITIES

         The following is a summary of available-for-sale securities at December 31:

                                                     1998           1997
                                                     ----           ----

          Certificates of Deposit                $1,029,674    $     -
          U.S. Government Securities                  -         12,232,335
                                                 ----------     ----------


          Total Available-for-Sale Securities    $1,029,674    $12,232,335
                                                 ==========    ===========

         Realized  and  unrealized   gains  and  losses  on   available-for-sale
         securities were immaterial as of and for the years ended December 31, 1998, 1997 and 1996.

         The cost and estimated fair value of available-for-sale securities by contractual maturity at December 31, 1998 and 1997 are as follows:


                                          Amortized        Fair       Amortized        Fair
                                             Cost          Value         Cost          Value
                                             ----          -----         ----          -----
Due in one year or less ................ $ 1,029,674   $ 1,029,674   $ 2,824,280   $ 2,823,704
Due after one year through two years ...        --            --       9,400,389     9,408,631
                                           ---------     ---------     ---------     ---------

                                         $ 1,029,674   $ 1,029,674   $12,224,669   $12,232,335
                                         ===========   ===========   ===========   ===========


3.       PROPERTY AND EQUIPMENT

         Property and equipment are summarized as follows at December 31:


                                                     1998         1997
                                                     ----         ----

Computer software ............................   $  545,467   $  380,831
Computer equipment ...........................      795,996      600,279
Telephone equipment ..........................      301,172      189,479
Leasehold improvements .......................       43,979       41,504
Office furniture and equipment ...............      363,387      249,291
                                                    -------      -------

                                                  2,050,001    1,461,384

Less accumulated depreciation and amortization      867,507      502,419
                                                    -------      -------

Property and equipment, net ..................   $1,182,494   $  958,965
                                                 ==========   ==========


4. INCOME TAXES

         Income tax expense for the years ended December 31, 1998, 1997 and 1996 consists of:

                                 1998      1997       1996
                                 ----      ----       ----
Current:
  U.S. federal ............   $  --     $  --      $  --
  State and local .........    43,701    (9,509)     1,716

Deferred:
  U.S. federal ............      --        --         --
  State and local .........      --        --         --
                              -------   -------     ------

Income Tax Expense (Credit)   $43,701   $(9,509)   $ 1,716
                              =======   =======    =======



         Income tax expense for the years ended December 31, 1998, 1997 and 1996 differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent as a result of the following:

                                                        1998           1997           1996
                                                        ----           ----           ----
Computed "expected" tax expense .................   $(1,627,160)   $(1,109,539)   $  (953,605)

Increase in income taxes resulting from:

     Change in the valuation allowance
       for deferred tax assets ..................     1,628,997      1,094,833        949,726

     State and local income taxes, net of federal
       income tax benefit .......................        28,843         (6,276)         1,133

     Other, net .................................        13,021         11,473          4,462
                                                         ------         ------          -----

                                                    $    43,701    $    (9,509)   $     1,716
                                                    ===========    ===========    ===========


         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below.

                                                                              1998           1997
                                                                              ----           ----
Deferred tax assets: .................................................
Accounts receivable, principally due
  to allowance for doubtful accounts .................................   $    20,000    $    20,000
Deferred revenue .....................................................       101,000         27,000
Compensation .........................................................        89,000         67,000
Net operating loss carryforwards .....................................     4,569,000      2,711,000
Tax credit carryforwards .............................................        59,000         59,000
Other ................................................................        20,000         12,000
                                                                              ------         ------
     Total gross deferred tax assets .................................     4,858,000      2,896,000

     Less valuation allowance ........................................    (4,711,000)    (2,737,000)
                                                                          ----------     ----------

     Net deferred tax assets .........................................       147,000        159,000
                                                                             -------        -------

Deferred tax liabilities:

Property and equipment, principally due to differences in depreciation
  and amortization ...................................................       (69,000)       (66,000)
Other ................................................................       (78,000)       (93,000)
     Total gross deferred tax liability ..............................      (147,000)      (159,000)
                                                                            --------       --------

     Net deferred tax assets .........................................   $    --        $    --
                                                                         ===========    ===========

         At December 31, 1998, the Company has net operating loss carryforwards for federal income tax purposes of approximately $11,437,000 which are available to offset future federal taxable income, if any, through 2018. The Company also has investment tax credit carryforwards for federal income tax purposes of approximately $59,000 which are available to reduce future federal income taxes, if any, through 2018.

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

6.       STOCK OPTIONS AND WARRANTS

         The Company has an Employee Stock Option Plan (the "Stock Option Plan") for the benefit of certain employees, non-employee directors, and key advisors. The Company has adopted the disclosures-only provision of
         SFAS No. 123, "Accounting for Stock-Based Compensation". No compensation cost has been recognized for the Stock Option Plan as it relates to employees since the exercise price of the options on the date of grant approximated fair market value. Had compensation cost for the Company's stock option plan been determined based on the fair value at the date of grant for awards consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:



                                    1998             1997             1996
                                    ----             ----             ----

Net loss - as reported ....   $  (4,829,467)   $  (3,263,351)   $  (2,806,436)

Net loss - pro forma ......   $  (4,849,320)   $  (3,406,973)   $  (2,879,457)


Net loss per share - basic
  and diluted - as reported   $       (0.60)   $       (0.41)   $        (.44)


Net loss per share - basic
  and diluted - pro forma .   $       (0.60)  $        (0.43    $        (.46)

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using an assumed risk-free interest rates of 5.32% for year ended December 31, 1998, 5.98% for the year ended December 31, 1997 and 7% for the year ended December 31, 1996 and an expected life of 7 years. As the Company was still considered a private company for the purposes of applying SFAS No. 123 for the period from Inception to June 30, 1996, the Company did not include a volatility factor assumption in its fair value model. For the options granted after July 1, 1996, the Company has used a volatility factor of .94 for year ended December 31, 1998, .53 for year ended December 31, 1997 and .60 for year ended December 31, 1996. For purposes of pro forma disclosure, the estimated fair value of each option is amortized to expense over that option's vesting period. The Stock Option Plan authorizes 1,080,000 shares of common stock to be issued.

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

         A summary of stock option activity follows:

                                                           Outstanding  Weighted-Average
                                                             Options     Exercise Price
                                                             -------     --------------
Options outstanding at January 1, 1996 ..................    590,400    $   0.33

Options granted during the year ended December 31, 1996
  (weighted average fair value of $3.24) ................    365,400    $   5.32

Options forfeited by holders during the year
  ended December 31, 1996 ...............................    (63,840)   $   0.87
                                                             -------
Options outstanding at December 31, 1996 ................    891,960    $   2.34

Options granted during the year ended December 31, 1997
  (weighted average fair value of $5.16) ................    307,000    $   4.39

Options forfeited by holders during the year
  ended December 31, 1997 ...............................   (342,580)   $   4.83

Options exercised during the year ended December 31, 1997    (58,320)   $   0.22
                                                             -------
Options outstanding at December 31, 1997 ................    798,060    $   2.21

Options granted during the year ended December 31, 1998
  (weighted average fair value of $1.38) ................    399,200    $   1.38

Options forfeited by holders during the year
  ended December 31, 1998 ...............................   (320,820)   $   3.15

Options exercised during the year ended December 31, 1998     (8,520)   $   0.44
                                                              ------
Options outstanding at December 31, 1998 .................   867,920    $   0.91
                                                             -------

Options exercisable at December 31, 1998 .................   290,816    $   0.49
                                                             -------

Options available for grant at December 31, 1998 ........    212,080
                                                             -------

         The following table summarizes information concerning outstanding and exercisable options at December 31, 1998:

                                         Options Outstanding            Options Exercisable
                                         -------------------            -------------------
                                              Average    Weighted                    Weighted
                                             Remaining   Average                     Average
   Range of                      Number     Contractual  Exercise        Number      Exercise
Exercise Price                Outstanding      Life       Price       Exercisable     Price
--------------                -----------      ----       -----       -----------     -----

  $.14 - $.99                   376,200          1.29   $      .30      240,120   $     0.29

 $1.00 - $1.99                  488,740          4.07   $     1.37       47,716   $     1.36

 $2.00 - $4.99                    2,980          --     $     3.15        2,980   $     3.15
                                  -----                                   -----
                                867,920                                 290,816
                                =======                                 =======

         The Company also has outstanding stock purchase warrants entitling the holders to purchase a total of 23,400 shares of common stock at a price of $1.38 per share (weighted average exercise price of $1.38). At December 31, 1998, 9,360 of these warrants are currently vested, with the remaining 14,040 warrants vesting at 20% per year. The Company has recorded compensation costs in connection with the issuance of these warrants for the years ended December 31, 1998, 1997 and 1996 in the amount of $7,388, $8,283 and $13,208 respectively.

7.       COMMITMENTS

         The Company  leases  office  space for its main  operating  facility in
         Rochester, New York, under an operating lease agreement expiring in November 1999. Additionally, the Company subleases office space for its Wayne, Pennsylvania facility under an operating lease agreement expiring in May 2001 and leases office space for its Berkeley, California facility under an operating lease agreement expiring in October 1999. Rent expense from these leases for the years ended December 31, 1998, 1997 and 1996 was $210,375, $154,907 and $70,479
         respectively.

         At December 31, 1998, future minimum lease payments under these leases are summarized as follows:


                       1999                                     $ 253,301
                       2000                                        40,200
                       2001                                        16,750
                                                                   ------
                                                                $ 310,251
                                                                =========

8.       NET LOSS PER SHARE

         Net loss per share is based on weighted average number of common shares outstanding subsequent to the Company's initial public offering in 1996. Pursuant to rules of the Securities and Exchange Commission Staff, all common and potential common shares issued by the Company at a price less than the initial public offering price during at least the 12 months preceding the offering date (using the treasury stock method until shares are issued) have been included in the calculation of common and potential common shares outstanding for all periods presented prior to the December 1996 initial public offering. Because the Company incurred a loss in 1998 and 1997, outstanding options to purchase 867,920 and 798,060 shares of common stock at $.14 to $4.99 per share, were not included in the computation of diluted loss per share as they would be antidilutive.

                                                                           Net Loss         Shares     Per-Share
                                                                           Numerator      Denominator    Amount
                                                                           ---------      -----------    ------
For the year ended December 31, 1998
     Basic and diluted ................................................   $(4,829,467)     8,018,398   $  (0.60)
                                                                          ===========      =========   ========

For the year ended December 31, 1997
     Basic and diluted ................................................   $(3,263,351)     7,980,094   $  (0.41)
                                                                          ===========      =========   ========

For the year ended December 31, 1996
     Loss available to Common Shareholders ............................   $(2,806,436)

     Weighted average common stock outstanding ........................                    3,678,435

     Series A Convertible Preferred Stock .............................                    1,296,000

     Series B Convertible Preferred Stock .............................                      437,500

     Potential common shares calculated
     using the treasury stock method:
          Series B Convertible Preferred
            Stock issued May and June 1996 ............................                      177,365
          Common stock options ........................................                      758,416
                                                                          -------------------------------------

     Basic and diluted ................................................   $(2,806,436)     6,347,716   $  (0.44)
                                                                          ===========      =========   ========

9.       JOINT VENTURE

         On November 12, 1998, the Company entered into a joint venture agreement with MacLean Hunter Publishing Limited to market and sell, on an exclusive basis in Canada, products and services developed by the Company and to jointly manage, finance and operate the business entity Patient Infosystems Canada, Inc., which is dedicated to the development of a commercially viable business built around the sale, marketing and service of the Company's products and services.

10.      SUBSEQUENT EVENT

         On February 26, 1999, the Company, through its newly formed, wholly-owned subsidiary, Patient Infosystems Acquisition Corp., acquired substantially all of the assets of HealthDesk Corporation, a consumer healthcare software company primarily engaged in the business of designing and developing Internet based products in the healthcare, wellness and disease management industries. The acquired assets include inventory, intellectual property, hardware and software. The principal consideration paid for the transaction was $761,463. The Company paid for the acquisition using its available cash.

11.      QUARTERLY RESULTS (UNAUDITED)

         The following is a summary of the unaudited interim results of operations by quarter:

                                                                      First         Second         Third         Fourth
                                                                      -----         ------         -----         ------
Year ended December 31, 1998:
Revenues .....................................................   $   290,354    $   874,119    $   465,181    $   714,418
Gross margin .................................................       (94,933)       324,848       (243,116)      (172,346)
Net loss .....................................................    (1,055,038)      (680,017)    (1,348,843)    (1,745,569)
Net loss per common share ....................................         (0.13)         (0.08)         (0.17)         (0.22)

Year ended December 31, 1997:
Revenues .....................................................   $   523,477    $   570,330    $   433,059    $   535,507
Gross margin .................................................       172,407         35,839         34,363        190,636
Net loss .....................................................      (588,524)      (892,906)    (1,097,562)      (684,359)
Net loss per common share ....................................         (0.07)         (0.11)         (0.14)         (0.09)


     Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.
                  None

                                    PART III


     Item 10. Directors and Executive Officers of the Registrant.

     Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1998.

     Item 11. Executive Compensation.

     Director Compensation

     Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1998.

     Executive Compensation

     Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1998.


     Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1998.

     Item 13.  Certain Relationships and Related Transactions

     Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1998.

                                    PART IV


     Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a) Financial Statements:

         The  financial  statements of the Company are included in Part II, Item
         8.

         (b) Reports on Form 8 - K:

         No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1998.

         (c) Exhibits:


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

         (10)     Material contracts:

               10.15 Asset Purchase Agreement dated as of September 29, 1998 among Patient Infosystems Acquisition Corp., the Company and HealthDesk Corporation.

               10.16 Amendment to Asset Purchase Agreement dated as of December 1, 1998 among Patient Infosystems Acquisition Corp., the Company and HealthDesk Corporation.

               10.17 Second Amendment to Asset Purchase Agreement dated as of February 1, 1999 among Patient Infosystems Acquisition Corp., the Company and HealthDesk Corporation.

               10.18 Sublease dated as of September 29, 1998 between HealthDesk Corporation and Patient Infosystems Acquisition Corporation.

               10.19 Consulting Agreement dated as of March 8, 1999 between the Company and John V. Crisan.

               10.20 Lease Agreement dated as of February 22, 1995 between the Company and Conifer Prince Street Associates.

               10.21 First Addendum to Lease Agreement dated as of August 22, 1995 between the Company and Conifer Prince Street Associates.

               10.22 Second Addendum to Lease Agreement dated as of November 17, 1995 between the Company and Conifer Prince Street Associates.

               10.23 Third Addendum to Lease Agreement dated as of March 28, 1996 between the Company and Conifer Prince Street Associates.

               10.24 Fourth Addendum to Lease Agreement dated as of October 29, 1996 between the Company and Conifer Prince Street Associates.

               10.25 Fifth Addendum to Lease Agreement dated as of November 30, 1996 between the Company and Conifer Prince Street Associates.

               10.26 Sixth Addendum to Lease Agreement dated as of November 24, 1997 between the Company and Conifer Prince Street Associates.

               10.27 Sublease Agreement dated as of March 30, 1998 between the Company and Medecision, Incorporated.

               10.28  Joint  Venture  and  Stockholders  Agreement  dated  as of
               November  12,  1998  between  the  Company  and  Maclean   Hunter
               Publishing Limited.

               10.29 Lease Agreement dated as of October 12, 1998 between the Company and Parker Associates.

         (11)     Statement of Computation of Per Share Earnings


         (21)     Subsidiaries

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


         PATIENT INFOSYSTEMS, INC.

         By:      /s/ Donald A. Carlberg          April 13, 1999
                  ----------------------          --------------
                  Donald A. Carlberg              Date
                  Director, President, and Chief Executive Officer



         Pursuant to the requirements the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Donald A. Carlberg                        April 13, 1999
--------------------------                        --------------
Donald A. Carlberg                                Date
Director, President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ John V. Crisan                            April 13, 1999
----------------------                            --------------
John V. Crisan                                    Date
Chief Financial Officer
(Principal Financial and Accounting Officer)

By: /s/ Derace L. Schaffer, M.D.                  April 13, 1999
--------------------------------                  --------------
Derace L. Schaffer, M.D.                          Date
Chairman of the Board

By: /s/ John Pappajohn                            April 13, 1999
----------------------                            --------------
John Pappajohn                                    Date
Director

By: /s/ Barbara J. McNeil, M.D., Ph.D.            April 13, 1999
--------------------------------------            --------------
Barbara J. McNeil, M.D., Ph.D.                    Date
Director

By: /s/ Carl F. Kohrt, Ph.D.                      April 13, 1999
----------------------------                      --------------
Carl F. Kohrt, Ph.D.                              Date
Director

By: /s/ David B. Nash, M.D.                       April 13, 1999
---------------------------                       --------------
David B. Nash, M.D.                               Date
Director