Form 10-K/A
period 1998-12-31
PATIENT INFOSYSTEMS INC
filed 1999-04-30
CIK 1017813

FORM 10-K/A. - ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                  Amendment #1

(Mark One)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended  December 31, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from_____________________ to__________________________

Commission file number              0-22319

                            PATIENT INFOSYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                              16-1476509
                  --------                              ----------
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
         incorporation or organization)

      46 Prince Street, Rochester, NY                      14607
      -------------------------------                      -----
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:    (716) 242-7200


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

         As  of  March  31,  1999,   8,033,002   shares  of  common  stock  were
outstanding, and the aggregate market value of the common shares of Patient Infosystems, Inc. held by non-affiliates was approximately $8 million.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

     The following table sets forth certain information concerning the Company's directors and executive officers as of April 28, 1999.

            Name                       Age           Position

Derace L. Schaffer, M.D...........     51            Chairman of the Board

Donald A. Carlberg................     46            Director, President and
                                                     Chief Executive Officer

John V. Crisan....................     54            Chief Financial Officer

Neal Westermeyer..................     55            Chief Operating Officer

Kent A. Tapper....................     42            Vice President, Financial
                                                     Planning

Victoria Nelson Neidigh...........     39            Vice President, Sales

John Pappajohn....................     70            Director

Barbara J. McNeil, M.D., Ph.D.....     58            Director

Carl F. Kohrt, Ph.D...............     55            Director

David B. Nash, M.D. ..............     43            Director

     Derace L. Schaffer, M.D. has been Chairman of the Board and a Director of the Company since its inception in February 1995. Dr. Schaffer is President of the Ide Imaging Group, P.C., as well as the Lan Group, a venture capital firm specializing in health care and high technology investments. He serves as a director of the following public companies: Allion Healthcare, Inc.; American Physician Partners, Inc.; and Oncor, Inc. He is also a director of several private companies, including Analytika, Inc., Card Systems, Inc. and Logisticare, Inc. Dr. Schaffer is a board certified radiologist. He received his post graduate radiology training at Harvard Medical School and Massachusetts General Hospital, where he served as Chief Resident. Dr. Schaffer is a member of Alpha Omega Alpha, the national medical honor society, and is Clinical Professor of Radiology at the University of Rochester School of Medicine.

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

     John V. Crisan has been Chief Financial Officer since March 1999. From March 1994 to March 1999, Mr. Crisan was Senior Vice President and Chief Financial Officer of Access Health, Inc. Previously, Mr. Crisan held senior positions with growth oriented companies including Value Behavioral Health (a division of Value Health, Inc.) and Partners National Health Plans. Additionally, Mr. Crisan served as Vice President, Health Affairs for Blue Cross Blue Shield of Ohio, Inc. and began his career with Ernst & Young.

     Neal Westermeyer has been Chief Operating Officer since March 1999. From July 1998 to January 1999, Mr. Westermeyer was Vice President and General Manager for HBOC, formerly National Health Enhancement Systems, where he managed a health information systems and technology based business unit. From January 1998 to July 1998, Mr. Westermeyer served as Senior Vice President of Sales and Services at HBOC. From June 1993 to January 1998, Mr. Westermeyer served as Executive Vice President and Chief Operating Officer for National Health Enhancement Systems, Inc. Previously, he has also held senior positions at Human Inc., Nabisco Brands, Inc. and Ralston Purina Company.

     Kent A. Tapper has been Vice President, Financial Planning since April 1999. Prior to this, he was Vice President, Chief Information Officer since April 1998 and was Vice President, Systems Engineering of the Company since July 1995. Prior to joining the Company and since 1992, Mr. Tapper was Product Manager, Audio Response and Call Center Platforms for Northern Telecom, Inc. From 1983 to 1992 Mr. Tapper held Product Manager, Systems Engineering Manager and various engineering management positions with Northern Telecom.

     Victoria Nelson Neidigh has been Vice President, Sales since January 1998. Ms. Neidigh is responsible for managing the Company's national sales staff and developing strategies to increase the Company's presence in key market sectors, including managed care organizations and pharmaceutical companies, as well as, promoting enrollment growth in current and new clients. Prior to this, she served as Vice President, Managed Care and National Accounts since January 1997. From August 1995 to January 1997 Ms. Neidigh served as Regional Account Manager for Apria Healthcare, Inc. From September 1994 to August 1995 Ms. Neidigh served as District Sales Manager for Homedco, Inc. From March 1994 to September 1994 Ms. Neidigh served as Vice President of Sales and Marketing for Alternative HomeCare, Inc.

     John Pappajohn has been a Director of the Company since its inception, and served as its Secretary and Treasurer from inception through May 1995. Since 1969 Mr. Pappajohn has been the sole owner of Pappajohn Capital Resources, a venture capital firm specializing in health care investments, and President of Equity Dynamics, Inc., a financial consulting firm, both located in Des Moines, Iowa. He serves as a Director for the following public companies: The Care Group, Inc. (Allion, Inc.), MCInformatics, Inc. (MCI), Pace Health Management Systems, Inc. American Physician Partners.

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

     David B. Nash, M.D. has been Executive Vice President, Medical Affairs of the Company since April 1996. Dr. Nash is currently and has been for at least the last five years, Director of Health Policy and Clinical Outcomes at Thomas Jefferson University Hospital and Associate Professor of Medicine at Jefferson Medical College. Dr. Nash is the recipient of the 1995 Clifton Latiolias Price in Managed Care from the American Managed Care Pharmacy Association. He also serves as a scientific advisory board member of iSTAT Corp. Dr. Nash also provides his services to the Company on a part-time consulting basis.

     No family relationship exists between any of the above directors or executive officers. The normal term of office for all executive officers listed above runs from one Annual Meeting of Stockholders of the Company to the next, or approximately one year.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based on a review of the copies of reports furnished to the Company, the Company believes that during the year ended December 31, 1998 all filing requirements applicable to its officers, directors and ten percent beneficial owners were met.

Committees of the Board of Directors

     The Board of Directors of the Company has appointed two committees: the Audit Committee and the Compensation Committee. The Audit Committee periodically reviews the Company's auditing practices and procedures, makes recommendations to management or to the Board of Directors as to any changes to such practices and procedures deemed necessary from time to time to comply with applicable auditing rules, regulations and practices, and recommends independent auditors for the Company to be elected by the stockholders. The Audit Committee consists of John Pappajohn, Barbara J. McNeil and Carl F. Kohrt. The Compensation Committee meets periodically to make recommendations to the Board of Directors concerning the compensation and benefits payable to the Company's executive officers and other senior executives. The Compensation Committee consists of Derace Schaffer, Barbara J. McNeil and Carl F. Kohrt. The Company reimburses directors for their out-of-pocket expenses incurred in attending Board and Committee meetings.

Item 11.  Executive Compensation.

Director Compensation

     During 1998, the Company paid Derace Schaffer $62,500 in connection with the part-time performance of his duties as Chairman of the Board of Directors. From July 1998 through the date hereof, the Company has been compensating Derace Schaffer at the annual rate of $125,000 for his services. All Directors were also reimbursed for expenses incurred in connection with attending meetings, including travel expenses to such meetings.

Executive Compensation

     The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company and its subsidiary for each of the fiscal years ended December 31, 1998, 1997 and 1996 for those persons who were at December 31, 1998, (i) the Chief Executive Officer and (ii) the other three most highly compensated executive officers of the Company who received compensation in excess of $100,000 during the fiscal year ended December 31, 1998 (the "named executive officers").


                                                             Summary Compensation Table
                                                             --------------------------
                                                                                             Long-Term
                                                                                           Compensation
                                                                                              Awards
                                                       Annual Compensation                  Securities
Name and Principal Position                    Year         Salary            Bonus    Underlying Options (#)
---------------------------                    ----         ------            -----    ----------------------


Donald A. Carlberg, President and Chief      1998          $194,231          $25,000             20,000
Executive Officer                            1997          $161,538          $25,000                  0
                                             1996          $131,731          $25,000             18,000

Kent A. Tapper, Vice President, Financial    1998          $118,039               $0                  0
Planning                                     1997          $101,923          $10,000                  0
                                             1996           $86,298           $5,000                  0

Marion B. LaVigne, Ph.D., Vice President,
Clinical Services (1)                        1998          $110,772               $0             50,000

Victoria Nelson Neidigh, Vice President,
Sales                                        1998          $139,646               $0             50,000

(1) Ms. LaVigne resigned her position as Vice President, Clinical Services as of March 19, 1999.

     The following table sets forth certain information regarding options granted to the Chief Executive Officer and the named executive officers of the Company during 1998.

                                              Option Grants During 1998
                                              -------------------------

                                                   Individual Grants
                                                   -----------------
                                                                                         Potential Realizable Value
                                Number of     % of Total Options                         at Assumed Annual Rates of
                               Securities        Granted to       Exercise                Stock Price Appreciation
                           Underlying Options   Employees in       Price     Expiration      for Option Term (3)
                             Granted (#)(1)    Fiscal Year (2)    $/Share       Date        5% ($)        10% ($)
                             --------------    ---------------    -------    ----------     ------        -------
  Name
  ----
Donald A. Carlberg               20,000                5.0%         $1.38      6/25/08      $17,357        $43,987
Kent A. Tapper                      -                   -              -          -            -               -
Marion B. LaVigne                50,000               12.5%         $1.38      3/17/08      $43,394       $109,968
Victoria Nelson Neidigh          50,000               12.5%         $1.38      3/17/08      $43,394       $109,968



(1) All options will become exercisable at the rate of 20% per year from the date of grant and have ten year terms as long as the optionee's employment with the Company continues. The exercise price of each option is equal to the fair market value of the underlying Common Stock on the date of the grant, as determined by the Board of Directors.

(2) Total number of options granted during fiscal year 1998 was 399,200.

(3) Future value of current year grants assumes appreciation in the market value of the Common Stock of 5% and 10% per year over the ten-year option period as required by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of actual values. The actual value realized may be greater than or less than the potential realizable values set forth in the table.

     No stock options were exercised by the Chief Executive Officer or the named executive officers of the Company during 1998. The following table sets forth certain information regarding unexercised options held by the Chief Executive Officer and the named executive officers of the Company at December 31, 1998.


                                   Aggregated Option Exercises during 1998
                                   and Option Values on December 31, 1998

                                   Number of Securities Underlying            Value of Unexercised
                                       Unexercised Options at                In-the-Money Options at
                                        December 31, 1998(#)                 December 31, 1998($)(1)
                                        --------------------                 -----------------------
  Name                             Exercisable       Unexercisable          Exercisable      Unexercisable
  ----                             -----------       -------------          -----------      -------------
  Donald A. Carlberg                 151,200            102,800              $283,500             $192,750
  Kent A. Tapper                      21,600             14,400               $40,500              $27,000
  Marion B. LaVigne (2)               10,440             57,560               $19,575             $107,925
  Victoria Nelson Neidigh             3,000              62,000               $ 5,625             $116,250


(1) Calculated based upon $1.88 market value of the underlying securities as of December 31, 1998. The Compensation Committee approved repricing of employee stock options on March 17, 1998 and December 10, 1998.

(2) At the time of Ms. LaVigne's resignation on March 19, 1999, the number of securities underlying unexercised options that were exercisable amounted to 23,680 and the unexercisable options amounted to 44,320. All of Ms. LaVigne's unexercised options as of March 19, 1999, the date of her resignation, were forfeited.

Repricing Report of the Board of Directors

     In March 1998 and again in December 1998, the Board of Directors considered a proposal from management for significant changes to existing employee programs, including options held by the Company's executive officers. This proposal arose largely from a broad decline in the price of the Common Stock of the Company that had resulted in a substantial number of stock options granted pursuant to the Company's existing option plan having exercise prices well above the recent historical trading prices of the Common Stock. This decline together with the resulting equity disparity between new hires who receive option grants at the current fair market value and existing employees' exercise prices prompted the proposal. The Board was advised by management that management believed that employee and executive turnover was likely to increase. In large part, this increase was expected because the Company's total compensation package for long-term employees, which included options with exercise prices well above the then-current trading price, no longer provided an effective retention incentive, particularly when combined with job security concerns. In addition, the Company's existing option grants were not competitive with competing offers from other companies, since options granted to new hires at other companies would be granted at current trading prices.

     The Board also reviewed independent data obtained by management regarding equity and other compensation offered by competitors as well as other companies in the health care industry. The Board considered both cash and equity compensation as possibilities to aid employee and executive retention by the Company. The Board recognized that an amendment of existing options with exercise prices higher than fair market value to provide exercise prices at fair market value would provide additional incentives to employees because of the increased potential for appreciation. Such additional incentives were necessary, the Board decided, in order for the Company's employee programs to continue to meet their objectives, including driving operating performance in accordance with the Company's plans and targets, promoting employee retention, addressing stockholder concerns for dilution, and preserving the reserved shares for employee stock programs.

     Considering these factors, the Board determined it to be in the best interests of the Company and its stockholders to amend outstanding stock options under its option plan to set the exercise prices equal to the current market value with the same vesting and expiration terms as existing options, thus restoring the incentives for employees to remain as employees of the Company and to exert their maximum efforts on behalf of the Company and focus on achieving the Company's operating plans. The Board determined not to impose any exercise restrictions or to defer the date of the repricing, even though management's proposal had included certain of these restrictions, because of the competitive situation that the Company faced as well as concerns that external market factors could affect the repricing.

     Accordingly, in March 1998 and again in December 1998, the Board approved an amendment of each outstanding option held by all current executive officers of the Company with exercise prices above the then-current trading price to provide an exercise price equal to the current trading price. The exchanged options will continue to vest at the same rate and on the same terms as the original options and will terminate on the same date and terms as the original options. The first option amendments were completed on March 17, 1998; options held by executive officers for 16,800 shares with exercise prices ranging from $8.50 to $10.00 were exchanged for options for an equal number of shares at an exercise price of $3.13, the fair market value of the Company's Common Stock on March 17, 1998, the effective date of the initial repricing. The second option amendments were completed on December 10, 1998; options held by executive officers for 154,800 shares with exercise prices ranging from $2.08 to $3.13 were exchanged for options for an equal number of shares at an exercise price of $1.38, the fair market value of the Company's Common Stock on December 10, 1998, the effective date of the second repricing.

     The Chief Executive Officer and the named executive officers in 1998 that had their options repriced are listed below in the Ten Year Option Repricings table.


                                                      Ten-Year Option Repricings
                                                      --------------------------


                                                                                                         Length of
                                         Number of                                                       original
                                         securities      Market price                                   option term
                                         underlying      of stock at   Exercise price                   remaining at
                                        options/SARs       time of       at time of         New           date of
                                        repriced or      repricing or   repricing or      exercise      repricing or
          Name               Date       amended (#)      amendment($)    amendment($)      price ($)      amendment
          ----               ----       -----------      -----------     -----------      ---------       ---------
Donald Carlberg,            12/10/98       18,000            $1.38             $2.08         $1.38       27 months
Director, President and     12/10/98       20,000            $1.38             $2.75         $1.38       54 months
Chief Executive Officer

Kent A. Tapper, Vice           -              -                 -                -              -             -
President, Financial
Planning

Marion B. LaVigne,  Ph.D.,   3/17/98        1,800            $3.13            $10.00         $3.13       44 months
Vice President, Clinical    12/10/98        1,800            $1.38             $3.13         $1.38       35 months
Services                    12/10/98       50,000            $1.38             $3.13         $1.38       50 months

Victoria Nelson              3/17/98       15,000            $3.13             $8.50         $3.13       47 months
Neidigh, Vice               12/10/98       15,000            $1.38             $3.13         $1.38       38 months
President, Sales            12/10/98       50,000            $1.38             $3.13         $1.38       50 months
                            12/10/98        1,800            $1.38            $10.00         $1.38       35 months


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

     As of December 31, 1998 there were 867,920 options outstanding under the Plan, the following table sets forth information regarding the number of options outstanding and the exercise price of these options.


                      Number of Options
                        Outstanding at
                      December 31, 1998                Exercise Price
                      -----------------                --------------

                            268,200                         $0.14
                            108,000                         $0.69
                              3,600                         $1.04
                            485,140                         $1.38
                              2,880                         $3.13
                                100                         $4.00

     Of these options, 36,000 were granted as of March 1, 1995 to Mr. Carlberg and vested immediately. The remainder of Mr. Carlberg's options and all other options granted under the plan vest as to 20% of the option grant on the first anniversary of the grant, and 20% on each subsequent anniversary.

Employment Contracts and Change-In-Control Provisions

     The Company has entered into an employment agreement with Mr. Carlberg as its President and Chief Executive Officer dated March 1, 1995. The agreement with Mr. Carlberg has a term of one year and is automatically renewed for successive one-year periods unless either party receives written notice from the other party of such party's intention not to renew within 60 days of the agreement's expiration date. The agreement calls for Mr. Carlberg to receive a base salary of $125,000 per year, which was increased to $150,000 per year in September 1996, $175,000 in June 1997 and $200,000 in June of 1998. Upon execution of the agreement, Mr. Carlberg received a $15,000 signing bonus and an option to purchase up to 180,000 shares of Common Stock of the Company at an exercise price of $.14 per share, and in 1996, 1997 and 1998, he received bonuses of $25,000. The option has a ten-year term, vests over five years and was 20% vested upon grant. The remainder of the option vests at a rate of 20% per year, and the option is therefore fully exercisable after the first five years of employment. Mr. Carlberg is eligible for any discretionary bonuses and additional option grants in amounts to be determined by the Company's Board of Directors based upon the performance of the Company and Mr. Carlberg. The agreement prohibits Mr. Carlberg from engaging in any business activity involving the measurement of clinical outcomes for patients with acute or chronic diseases, or the measurement of patient compliance with prescribed treatments for acute or chronic diseases within one year of the termination of his employment with the Company. If the Company terminates Mr. Carlberg's employment for reasons other than for cause, the Company is required to pay Mr. Carlberg's compensation and fringe benefits for a period of six months following the date of termination.

     The Company has entered into a consulting agreement with John V. Crisan dated March 8, 1999 pursuant to which Mr. Crisan serves as Chief Financial Officer and a member of the Board of Directors. The agreement with Mr. Crisan has a term of two years. Either party may terminate the agreement for any reason and without liability for a period of 90 days from the date of the agreement. Pursuant to the agreement, Mr. Crisan receives a basic consulting fee of $5,000 per week that he renders services for the Company. Mr. Crisan is not obligated to perform services on a full-time basis for the Company. The Company must pay or reimburse Mr. Crisan for all reasonable business expenses actually incurred or paid by him in the performance of his services under the agreement, including business-related travel expenses and temporary housing expenses. Upon execution of the agreement, Mr. Crisan received options to purchase 150,000 shares of Common Stock of the Company at an exercise price of $1.50 per share. The options have a ten-year term, vest over three years, with 50% of the options vesting on the first anniversary of the grant date and 25% on each of the second and third anniversaries of the grant date. In the event of a change of control of the Company, all options immediately vest. If Mr. Crisan is terminated for cause or resigns prior to March 8, 2001, Mr. Crisan is prohibited from competing with the Company for one year from the termination or resignation date. If the Company terminates Mr. Crisan without cause, the Company must pay Mr. Crisan severance equal to the amount of the basic consulting fee in effect as of the date of termination, but not to exceed $100,000, such payments to be made in equal monthly installments of not more than $20,000.

     The Company has entered into an employment agreement with Mr. Westermeyer as its Chief Operating Officer dated March 8, 1999, which has a term of two years. The agreement calls for Mr. Westermeyer to receive a base salary of $175,000 with compensation reviews annually and may be adjusted to reflect increased responsibilities, capabilities and performance. Mr. Westermeyer may be eligible for a bonus up to 30% of his base salary. The Company shall pay or reimburse Mr. Westermeyer for all reasonable business expenses actually incurred or paid by him, including business-related travel expenses and temporary housing expenses. Mr. Westermeyer received an option to purchase 150,000 shares of Common Stock of the Company at an exercise price of $1.50 per share. The option has a ten year term, vests over three years, with 40,000 shares that vested upon grant. The remaining options vest at a rate of 25% over three years from the date of grant. Either party can terminate the agreement with written notice of not less than 60 days from the date of termination. In the event Mr. Westermeyer is terminated without cause prior to a Change in Control, Mr. Westermeyer receives one year's worth of his annual salary, as in effect on the termination date. Generally, in the event Mr. Westermeyer is terminated without cause after a Change in Control, Mr. Westermeyer will be entitled to receive up to two year's worth of annual salary as in effect on the date of the Change in Control as adjusted thereafter from time to time.

Board Compensation Committee Report on Executive Compensation

     Compensation for the Company's executive officers was determined in light of the responsibilities involved in commencing the Company's business operations, developing its initial and ongoing customer relationships, commencing patient information programs and negotiating with the Company's investment bankers. During 1998, Mr. Carlberg received a bonus of $25,000 reflecting Mr. Carlberg's efforts in connection with the expansion of the Company's operations and the substantial roll-out of the Company's patient information systems.

     The Compensation Committee evaluates the performance of each executive officer of the Company in the context of the goals and challenges that the Company faces over the next year. The determinations as to salary and bonus are made in a context of the challenges faced in the Company, the individual performance of the individual and the salaries of executives at comparative companies in the Company's industry. Compensation for the Company's Executive Officers was determined in light of the responsibilities involved in commencing the Company's business operations, developing its initial and ongoing customer relationships and negotiating with the Company's investment bankers.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee consisted of Derace Schaffer, Barbara J. McNeil and Carl F. Kohrt for the fiscal year ended December 31, 1998. None of these individuals was at any time during fiscal year 1998 or any other time an officer or employee of the Company. No executive officer of the Company serves as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

Company Performance Graph

     The following graph compares the cumulative total stockholder return on the Common Stock of Patient Infosystems, Inc. from December 19, 1996 (the date the Common Stock was first offered to the public at an initial public offering price of $8.00 per share) through December 31, 1998 with the cumulative total return on the NASDAQ Stock Market - U.S. Index and the cumulative total return on the NASDAQ Health Services Index. The Company did not pay any dividends during this period. The NASDAQ Stock Market - U.S. Index and the NASDAQ Health Services Index are published daily.

     The graph assumes an investment of $100 in each of Patient Infosystems, Inc., the NASDAQ Stock Market - U.S. Index and the NASDAQ Health Services Index on December 31, 1998 and 1997. The Comparison also assumes that all dividends are reinvested.


                               COMPARISON OF CUMULATIVE TOTAL RETURN
                         AMONG PATIENT INFOSYSTEMS, INC., THE NASDAQ STOCK
                    MARKET - U.S. INDEX AND THE NASDAQ HEALTH SERVICES INDEX

                                          12/19/96         12/31/96        12/31/97          12/31/98
                                          --------         --------        --------          --------
 Patient Infosystems, Inc.                 100.00           115.63           33.13             23.44
 NASDAQ Stock Market - U.S. Index          100.00            99.49          122.15            171.40
 NASDAQ Health Services Index              100.00           100.55          103.16             88.13


The comparisons in this table are required by the rules of the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Company's Common Stock. The stock price performance graph shall not be deemed to be incorporated into any filing under the Securities Act or the Exchange Act, notwithstanding any general statement contained in any such filing incorporating this Proxy Statement by reference, except to the extent that the Company specifically incorporates this information by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding the beneficial ownership of the shares of the Company's Common Stock as of April 28, 1999, (i) by each person the Company knows to be the beneficial owner of 5% or more of the outstanding shares of Common Stock, (ii) the Chief Executive Officer and the named executive officers listed in the Summary Compensation Table, (iii) each director of the Company and (iv) all executive officers and directors of the Company as a group.


                              Shares Beneficially        Percentage Beneficially
  Beneficial Owner (1)             Owned                         Owned
  --------------------             -----                         -----

 Derace L. Schaffer (2)........................ 1,726,100        21.5%

 John Pappajohn (3)...........................  1,514,080        18.8%

 Edgewater Private Equity Fund II, L.P.,
 666 Grand Avenue, Suite 200
 Des Moines, IA 50309 .........................   970,000        12.1%

 Donald A. Carlberg (4)........................   188,600         2.3%

 John V. Crisan (5)............................    20,000          *

 Neal Westermeyer (5)..........................    17,835          *

 Kent A. Tapper (6)............................    21,700          *

 Victoria Nelson Neidigh (7)...................    16,720          *

 Barbara J. McNeil (6).........................    21,600          *

 Carl F. Kohrt (6).............................    21,600          *

 David B. Nash (8) ............................    19,840          *

 All directors and executive officers as a
 group (10 persons) (9)........................ 3,568,075        44.4%

 *  Less than one percent.

(1) Unless otherwise noted, the address of each of the listed persons is c/o the Company at 46 Prince Street, Rochester, New York 14607.

(2) Includes 288,000 shares held by Dr. Schaffer's minor children. Also includes 21,600 shares which are issuable upon the exercise of options that are either currently exercisable or which become exercisable within 60 days of April 28,1999. Does not include 14,400 shares subject to outstanding options which are not exercisable within 60 days of April 28, 1999.

(3) Includes 360,000 shares held by Halkis, Ltd., a sole proprietorship owned by Mr. Pappajohn, 360,000 shares held by Thebes, Ltd., a sole proprietorship owned by Mr. Pappajohn's spouse and 360,000 shares held directly by Mr. Pappajohn's spouse. Mr. Pappajohn disclaims beneficial ownership of the shares owned by Thebes, Ltd. and by his spouse. Includes options to purchase 21,600 shares which are either currently exercisable or which become exercisable within 60 days of April 28, 1999. Does not include 14,400 shares subject to outstanding options which are not exercisable within 60 days of April 28, 1999.

(4) Includes options to purchase 187,600 shares which are either currently exercisable or which become exercisable within 60 days of the date of April 28, 1999. Does not include 66,400 shares subject to outstanding options which are not exercisable within 60 days of April 28,1 1999.

(5) Does not include 150,000 shares subject to outstanding options which are not exercisable within 60 days of April 28, 1999.

(6) Includes options to purchase 21,600 shares which are either currently exercisable or which become exercisable within 60 days of April 28, 1999. Does not include 14,400 shares subject to outstanding options which are not exercisable within 60 days of April 28, 1999.

(7) Includes options and warrants to purchase 16,720 shares which are either currently exercisable or which become exercisable within 60 days of April 28, 1999. Does not include 50,080 shares subject to outstanding options and warrants which are not exercisable within 60 days of April 28, 1999.

(8) Includes options and warrants to purchase 19,480 shares which are either currently exercisable or which become exercisable within 60 days of April 28, 1999. Does not include 50,560 shares subject to outstanding options and warrants which are not exercisable within 60 days of April 28, 1999.

(9) Includes options and warrants to purchase 332,160 shares which are either currently exercisable or which become exercisable within 60 days of April 28, 1999. Does not include 539,040 shares subject to outstanding options and warrants which are not exercisable within 60 days of April 28, 1999.


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

     In August and September of 1995 the Company sold 1,800,000 shares of its Series A Preferred Stock in a private placement for $1.00 per share. Included among the participants in that transaction were Gregory D. Brown, Sr. Vice President, Chief Financial Officer, Secretary and Treasurer, who purchased 10,000 shares, and Mr. Pappajohn who purchased 10,000 shares. In addition, Edgewater Private Equity Fund II, L.P., ("Edgewater"), a five percent owner of the Common Stock of the Company, acquired 1,000,000 shares of Series A Preferred Stock in the Series A Preferred Stock offering.

     In May and June of 1996, the Company sold 600,000 shares of its Series B Preferred Stock in a private placement for $5.00 per share. Included among the participants in that transaction were Dr. Schaffer, who purchased 20,000 shares, Mr. Pappajohn, who purchased 40,000 shares, and Edgewater which purchased 200,000 shares.

     On February 26, 1999, the Company, through its newly formed, wholly-owned subsidiary, Patient Infosystems Acquisition Corp., acquired substantially all of the assets of HealthDesk Corporation, a consumer healthcare software company primarily engaged in the business of designing and developing Internet based products in the healthcare, wellness and disease management industries. The acquired assets include inventory, intellectual property, hardware and software. The principal consideration paid for the transaction was $761,463. The Company paid for the acquisition using its available cash. John Pappajohn, a member of the Board of Directors of the Company, was a member of the Board of Directors of HealthDesk Corporation at the time of the acquisition of HealthDesk.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATIENT INFOSYSTEMS, INC.

/s/ Donald A. Carlberg
----------------------
President and Chief Executive Officer

April 30, 1999
--------------
Dated