Form 10-Q
period 1999-03-31
PATIENT INFOSYSTEMS INC
filed 1999-05-17
CIK 1017813

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                    FORM 10-Q



 (Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   March 31, 1999


                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF

For the transition period from ......................to.........................
Commission file number:   0-22319

                            PATIENT INFOSYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

__________Delaware_________________      _________16-1476509________________
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

                      46 Prince Street, Rochester, NY 14607
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (716) 242-7200
                                 --------------

              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [ ]

         As of April 30, 1999, 8,033,002 common shares were outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

PATIENT INFOSYSTEMS, INC.

CONDENSED BALANCE SHEETS



ASSETS                                                           March 31, 1999    December 31, 1998
                                                                 --------------    -----------------
                                                                    (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents .....................................   $  4,425,270    $  6,316,955
  Available-for-sale securities .................................      1,040,521       1,029,674
  Accounts receivable ...........................................        884,072       1,320,626
  Prepaid expenses and other current assets .....................        232,819         219,978
                                                                         -------         -------
        Total current assets ....................................      6,582,682       8,887,233


PROPERTY AND EQUIPMENT, net .....................................      1,373,495       1,182,494

OTHER ASSETS ....................................................      1,023,872         450,000
                                                                       ---------         -------

TOTAL ASSETS ....................................................   $  8,980,049    $ 10,519,727
                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ..............................................   $    294,346    $    304,436
  Accrued salaries and wages ....................................        406,261         277,931
  Accrued expenses ..............................................         89,941          58,904
  Deferred revenue ..............................................        273,125         253,068
                                                                         -------         -------
        Total current liabilities ...............................      1,063,673         894,339

STOCKHOLDERS' EQUITY:
  Common stock - $.01 par value:  shares authorized:
      20,000,000; issued and outstanding: March 31,
     1999 - 8,033,002; December 31, 1998 - 8,020,042 ............         80,330          80,200
  Additional paid-in capital ....................................     21,565,680      21,561,093
  Accumulated Deficit ...........................................    (13,729,634)    (12,015,905)
                                                                     -----------     -----------
        Total stockholders' equity ..............................      7,916,376       9,625,388
                                                                       ---------       ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......................   $  8,980,049    $ 10,519,727
                                                                    ============    ============


See notes to condensed financial statements.

PATIENT INFOSYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                  Three Months      Three Months
                                                                                     Ended             Ended
                                                                                 March 31, 1999    March 31, 1998
                                                                                 --------------    --------------
REVENUES
  Operations Fees .............................................................   $   833,812    $   107,263
  Licensing Fees ..............................................................          --          162,500
  Development Fees ............................................................          --           20,591
                                                                                      -------        -------

       Total revenues .........................................................       833,812        290,354
                                                                                      -------        -------

COSTS AND EXPENSES
  Cost of sales ...............................................................     1,449,926        712,738
  Sales and marketing .........................................................       570,322        446,887
  General and administrative ..................................................       455,283        282,350
  Research and development ....................................................       118,419         75,081
                                                                                      -------         ------

        Total costs and expenses ..............................................     2,593,950      1,517,056
                                                                                    ---------      ---------

OPERATING LOSS ................................................................    (1,760,138)    (1,226,702)

Investment gain (loss) ........................................................       (34,294)          --
Other income ..................................................................        80,705        171,664
                                                                                       ------        -------

NET LOSS ......................................................................   $(1,713,727)   $(1,055,038)
                                                                                  ===========    ===========

NET LOSS PER SHARE - BASIC
   AND DILUTED ................................................................   $      (.21)   $      (.13)
                                                                                  ===========    ===========

WEIGHTED AVERAGE COMMON
  AND POTENTIAL COMMON SHARES .................................................     8,023,423      8,013,631
                                                                                    =========      =========

See notes to condensed financial statements.

PATIENT INFOSYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                   Three Months    Three Months
                                                                                      Ended            Ended
                                                                                  March 31, 1999   March 31, 1998
                                                                                  --------------   --------------

OPERATING ACTIVITIES:
  Net loss .....................................................................   $(1,713,727)   $(1,055,038)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization ............................................       115,952         83,231
      Amortization of premiums and discounts on available-for-sale securities .           --          (44,751)
      Compensation expense related to issuance of stock warrants ...............         2,915          2,609
      Decrease (increase) in accounts receivable, net ..........................       436,553         (5,997)
      (Increase) decrease  in prepaid expenses and other current assets ........       (12,841)        50,531
      (Decrease) increase in accounts payable ..................................       (10,090)        70,425
      Increase (decrease) in accrued salaries and wages ........................       128,330       (112,872)
      Increase in accrued expenses .............................................        31,037         15,076
      Increase in deferred revenue .............................................        20,057         91,614
                                                                                        ------         ------

            Net cash used in operating activities ..............................    (1,001,814)      (905,172)
                                                                                    ----------       --------

INVESTING ACTIVITY:
  Property and equipment additions .............................................      (306,953)      (120,122)
  Purchases of available-for-sale  securities ..................................       (10,847)    (3,509,164)
  Maturities of available-for-sale securities ..................................          --        4,112,000
  (Decrease) increase in other assets ..........................................        34,294       (200,000)
  Purchase of HealthDesk Intellectual Property, net ............................      (608,166)          --
                                                                                      --------       --------

          Net cash provided by (used in) investing activities ..................      (891,672)       282,714
                                                                                      --------        -------

FINANCING ACTIVITIES:
  Proceeds from issuance of common and preferred stock, net ....................         1,801            784
  Decrease in accrued initial public offering costs ............................          --             --
                                                                                      --------        -------
            Net cash provided by financing activities ..........................         1,801            784
                                                                                         -----            ---

DECREASE IN CASH AND CASH  EQUIVALENTS .........................................    (1,891,685)      (621,674)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD ..........................................................     6,316,955        779,317
                                                                                     ---------        -------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD ................................................................   $ 4,425,270    $   157,643
                                                                                   ===========    ===========

Supplemental disclosures of cash flow information
   Cash paid and received for income taxes, net ................................   $    20,600    $     3,081
                                                                                   ===========    ===========

See notes to condensed financial statements.

PATIENT INFOSYSTEMS, INC.


Notes to Condensed Financial Statements


1. The condensed financial statements for the three month periods ended March 31, 1999 and March 31, 1998 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results for the entire year ending December 31, 1999.

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

                                                       Three Months Ended
                                                            March 31,
                                                        1999            1998
                                                        ----            ----
Net losses                                          $(1,713,727)    $(1,055,038)
Other comprehensive earnings:
     Unrealized losses on available-for-sale
      securities                                          -              (2,333)
                                                      ---------       ---------

Comprehensive earnings                              $(1,713,727)    $(1,057,371)
                                                    ===========     ===========


3.  Certain  1998   amounts  have  been   reclassified   to  conform  with  1999
presentations.

4. On February 26, 1999, the Company, through its newly formed, wholly-owned subsidiary, Patient Infosystems Acquisition Corp., acquired substantially all of the assets of HealthDesk Corporation, a consumer healthcare software company primarily engaged in the business of designing and developing Internet based products in the healthcare, wellness and disease management industries. The acquired assets include inventory, intellectual property, hardware and software. The principal consideration paid for the transaction was $761,463. The Company paid for the acquisition using its available cash.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Management's discussion and analysis provides a review of the Company's operating results for the three month periods ended March 31, 1999 and March 31, 1998 and its financial condition at March 31, 1999. The focus of this review is on the underlying business reasons for significant changes and trends affecting the revenues, net earnings and financial condition of the Company. This review should be read in conjunction with the accompanying condensed financial statements.

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

Results of Operations

Revenues

     The Company generated revenue of $833,812 for the three months ended March 31, 1999, as compared to $290,354 during the three months ended March 31, 1998. A summary of revenues by category is as follows:

                                               Three Months Ended
                                                    March 30,
Revenues                                       1999            1998
                                               ----            ----

Operations Fees                              $833,812        $107,263
Licensing Fees                                  -             162,500
Development Fees                                -              20,591
                                             --------          ------


Total Revenues                               $833,812        $290,354
                                             ========        ========

     Operations revenues are generated as the Company provides services to its customers for their disease-specific programs, for demand management programs and patient surveys. Operations revenues increased 88% from $107,263 for the first quarter 1998 to $833,812 for the first quarter 1999. Operations revenues increased significantly in the first quarter 1999, as the Company continues to increase the membership levels in the Company's disease state management programs and as a result of increased activities with its demand management programs and patient surveys.

     Licensing revenue represents amounts that the Company charges its customers, on a one-time fee basis, for the right to enroll patients in or the right to license other entities certain of its programs, primarily, but not limited to the Company's standardized asthma and diabetes programs. There were no license fees in the first quarter 1999 as compared to license fees in the amount of $162,500 in the first quarter 1998, which were primarily attributed to the Company's licensing agreement with ReCall Services, Inc., in the amount of $150,000, for the development and operation of a database service bureau.

     Development revenue represents the amounts that the Company charges its customers for the development of the capability to deliver services in its customized programs. The decrease in program development revenues from the first quarter of 1998 to the first quarter of 1999 reflects the Company's completion of the development of its primary disease management programs. The Company has not entered into new development agreements and does not anticipate that it will be paid for program development in the future.

Costs and Expenses

     Cost of sales include salaries and related benefits, services provided by third parties, and other expenses associated with the development of the Company's disease state management programs, as well as the operation of its demand management programs and the conduct of patient surveys. Cost of sales for the three months ended March 31, 1999 consisting of costs associated with the operation of the Company's programs were $1,449,926, as compared to $712,738 for the three month period ended March 31, 1998. The increase in these costs primarily reflects an increased level of program development and operational activities, as well as the Company's creation of the capacity necessary to handle anticipated increases in the number of individuals to whom the Company provides services.

     Sales and marketing expenses consist primarily of salaries, related benefits, travel costs, sales materials and other marketing related expenses Sales and marketing expenses for the three months ended March 31, 1999 were $570,322 as compared to $446,887 for the three month period ended March 31, 1998. Spending in this area has increased due to expansion of the Company's sales and marketing staff. It is anticipated that the Company will continue to invest in the sales and marketing process, and that such expenses will increase in future periods.

     General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operating expenses of the Company. General and administrative expenses for the three months ended March 31, 1999 were $455,283, as compared to $282,350 for the three month period ended March 31, 1998. These expenditures have been incurred to maintain the corporate infrastructure necessary to support anticipated program operations. The increase in these costs was caused by an increase in the Company's level of business activity, and the addition of required administrative personnel. The Company expects that general and administrative expenses will increase in future periods.

     Research and development expenses consist primarily of salaries and related benefits and administrative costs allocated to the Company's research and development personnel for development of certain components of its integrated information capture and delivery system, as well as development of the Company's standardized disease state management programs. Research and development expenses for the three months ended March 31, 1999 were $118,419, as compared to $75,081 for the three months ended March 31, 1998. The increase in research and development expenses from the first quarter of 1998 to the first quarter of 1999 reflects the Company's development of its primary disease management programs and Internet based products. The Company uses the core technologies associated with these products to support the Company's other programs which include disease management, case management, demand management, patient surveys and clinical studies.

     The Company generates net investment income from cash balances and investments. Investment income decreased to $46,411 for the three months ended March 31, 1999, as compared to $171,664 for the three month period ended March 31, 1998. The decrease in net investment income reflects the use by the Company of its available cash and the reduction of proceeds that can earn interest. Included in the net investment income is the investment loss for the first quarter 1999 associated with the Company's investment in Patient Infosystems Canada, Inc., which is engaged in the sale, marketing and service of the Company's products and services in Canada. The first quarter 1999 loss includes expenses attributable to sales and marketing and related administrative expense.

     The Company had a net loss of $1,713,727 for the three months ended March 31, 1999, and a net loss of $1,055,038 for the three months ended March 31, 1998. This represents a net loss per share of $.21 for the first quarter of 1999, as compared to a net loss of $.13 per share in the first quarter of 1998.

     Liquidity and Capital Resources

     At March 31, 1999 the Company had working capital of $5,519,009 as compared to working capital of $7,992,894 at December 31, 1998. Since its inception the Company has primarily funded its operations, working capital needs and capital expenditures from the sale of equity securities. On December 19, 1996 the Company completed an initial public offering of its common stock which generated net proceeds to the Company of $14,082,048. The underwriters of the Company's initial public offering exercised their over-allotment option on January 8, 1997 resulting in net proceeds to the Company of $2,232,000. The Company has continued to expend increasing amounts to expand its operational capabilities including increasing its administrative and technical costs. To the extent that revenues do not increase, the Company's losses will increase, creating an increased burden on the Company's available capital. If the Company is not able to operate profitably or to reduce its losses significantly, it will be required to seek additional capital or reduce its operations. No assurance can be given that any additional capital will be available on terms that are acceptable to the Company, if at all.

     Inflation

     Inflation did not have a significant impact on the Company's costs during either the first quarter of 1999 or the first quarter of 1998. The Company continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

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

     Costs incurred to date directly related to addressing the year 2000 are approximately $50,000. The Company currently estimates the total cost of its year 2000 remediation program to be approximately $60,000. Although the Company will continue to incur substantial capital expenditures in the ordinary course of meeting its telecommunications system upgrade program through the year 2000, it will not specifically accelerate its expenditures to facilitate year 2000 readiness, and accordingly such expenditures are not included in the above estimate.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to changes in interest rates primarily in its cash transactions. The Company does not believe it is exposed to changes in foreign currently exchange rates because it does not currently invest in foreign currency instruments. A discussion of the Company's accounting policies for financial instruments is included in the Summary of Significant Accounting Policies in the Notes to the Financial Statements. The Company currently does not have any international operations nor does invest its cash in foreign currency instruments. The balances the Company has in cash or cash equivalents are generally available without legal restrictions to fund ordinary business operations. The Company regularly invests excess operating cash in certificates of deposit and U.S. government bonds and other bonds that are subject to changes in short-term interest rates. Accordingly, the Company believes that the market risk arising from its holding of these financial instruments is minimal. The Company made purchases of available-for-sale securities in the amounts of $10,847 for the three months ended March 31, 1999 and $3,509,164 for the three months ended March 31, 1998.


PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         Use of Proceeds

     The Company has used and continues to use the proceeds from its initial public offering of Common Stock on December 23, 1996 (File No. 333-07643) for capital improvements and expansion of its telephone and computer capabilities for sales and marketing and for general corporate purposes more fully discussed in the financial statements and the notes thereto appearing elsewhere herein.

Item 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 1999


Exhibits:

(11)     Statements of Computation of Per Share Earnings
         See Page 11 of this Quarterly Report on Form 10-Q.

(27)     Financial Data Schedule
         Filed electronically