Form 10-Q
period 1999-06-30
PATIENT INFOSYSTEMS INC
filed 1999-08-13
CIK 1017813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10Q



[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:              June 30, 1999
                                 -----------------------------------------------


                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number:             0-22319
                        --------------------------------------------------------

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [ ]

         As of July 31, 1999, 8,033,002 common shares were outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

PATIENT INFOSYSTEMS, INC.

CONDENSED BALANCE SHEETS
--------------------------------------------------------------------------------

ASSETS .........................................................................
                                                                                   June 30, 1999   December 31, 1998
                                                                                   -------------   -----------------
                                                                                   (Unaudited)         (Audited)
CURRENT ASSETS:
  Cash and cash equivalents ....................................................   $  3,358,093    $  6,316,955
  Available-for-sale securities ................................................           --         1,029,674
  Accounts receivable ..........................................................      1,684,197       1,320,626
  Prepaid expenses and other current assets ....................................        171,074         219,978
                                                                                   ------------    ------------
        Total current assets ...................................................      5,213,364       8,887,233

PROPERTY AND EQUIPMENT, net ....................................................      1,373,202       1,182,494

OTHER ASSETS ...................................................................        727,921         450,000
                                                                                   ------------    ------------

TOTAL ASSETS ...................................................................   $  7,314,487    $ 10,519,727
                                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable .............................................................   $    282,811    $    304,436
  Accrued salaries and wages ...................................................        497,871         277,931
  Accrued expenses .............................................................         62,663          58,904
  Deferred revenue .............................................................        593,696         253,068
                                                                                   ------------    ------------
        Total current liabilities ..............................................      1,437,041         894,339
                                                                                   ------------    ------------

STOCKHOLDERS' EQUITY:
  Common stock - $.01 par value:  shares authorized:
      20,000,000; issued and outstanding: June 30,
     1999 - 8,033,002; December 31, 1998 - 8,020,042 ...........................         80,330          80,200
  Additional paid-in capital ...................................................     21,569,637      21,561,093
  Accumulated Deficit ..........................................................    (15,772,521)    (12,015,905)
                                                                                   ------------    ------------
        Total stockholders' equity .............................................      5,877,446       9,625,388
                                                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................................   $  7,314,487    $ 10,519,727
                                                                                   ============    ============

See notes to condensed financial statements.

PATIENT INFOSYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------


                                                             Three Months    Three Months    Six Months     Six Months
                                                                Ended           Ended          Ended          Ended
                                                             June 30, 1999   June 30, 1998  June 30, 1999  June 30, 1998
                                                             -------------   -------------  -------------  -------------
REVENUES
  Operations Fees .........................................   $ 1,002,943    $   381,466    $ 1,836,756    $   509,320
  Development Fees ........................................          --          485,708           --          485,708
  Licensing Fees ..........................................          --            6,945           --          169,445
                                                              -----------    -----------    -----------    -----------

       Total revenues .....................................     1,002,943        874,119      1,836,756      1,164,473
                                                              -----------    -----------    -----------    -----------

COSTS AND EXPENSES
  Cost of sales ...........................................     1,354,673        878,789      2,714,271      1,591,527
  Sales and marketing .....................................       724,316        436,046      1,294,639        882,933
  General and administrative ..............................       503,797        325,960        959,081        608,310
  Research and development ................................       218,698         67,984        427,447        143,065
                                                              -----------    -----------    -----------    -----------

        Total costs and expenses ..........................     2,801,484      1,708,779      5,395,438      3,225,835
                                                              -----------    -----------    -----------    -----------

OPERATING LOSS ............................................    (1,798,541)      (834,660)    (3,558,682)    (2,061,362)

Investment loss ...........................................      (293,211)          --         (327,505)          --
Other income ..............................................        48,866        154,643        129,571        326,307
                                                              -----------    -----------    -----------    -----------

NET LOSS ..................................................   $(2,042,886)   $  (680,017)   $(3,756,616)   $(1,735,055)
                                                              ===========    ===========    ===========    ===========

NET LOSS PER SHARE - BASIC
   AND DILUTED ............................................   $      (.25)   $      (.08)   $      (.47)   $      (.22)
                                                              ===========    ===========    ===========    ===========

WEIGHTED AVERAGE COMMON
  AND POTENTIAL COMMON SHARES .............................     8,028,186      8,019,789      8,024,125      8,016,727
                                                              ===========    ===========    ===========    ===========


See notes to condensed financial statements.

PATIENT INFOSYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                    Six Months     Six Months
                                                                                      Ended           Ended
                                                                                   June 30, 1999  June 30, 1998
                                                                                   -------------  -------------
OPERATING ACTIVITIES:
  Net loss .....................................................................   $(3,756,616)   $(1,735,055)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization ............................................       238,733        172,115
      Loss on investments ......................................................       327,505           --
      Increase in other assets .................................................          --         (200,000)
      Amortization of premiums and discounts on available-for-sale securities ..          --          (97,025)
      Compensation expense related to issuance of stock warrants ...............         6,874          5,218
      Increase in accounts receivable, net .....................................      (363,571)      (484,555)
      Decrease  in prepaid expenses and other current assets ...................        48,904         81,785
      (Decrease) increase in accounts payable ..................................       (21,625)       119,121
      Increase in accrued salaries and wages ...................................       219,940         47,885
      Increase (decrease) in accrued expenses ..................................         3,759        (55,202)
      Increase in deferred revenue .............................................       340,628         66,481
                                                                                   -----------    -----------

            Net cash used in operating activities ..............................    (2,955,469)    (2,079,232)
                                                                                   -----------    -----------

INVESTING ACTIVITY:
  Property and equipment additions .............................................      (429,441)      (230,345)
  Purchases of available-for-sale  securities ..................................       (21,073)    (6,797,236)
  Maturities of available-for-sale securities ..................................     1,050,747      9,144,959
  Purchase of HealthDesk Intellectual Property, net ............................      (605,427)          --
                                                                                   -----------    -----------

          Net cash provided by (used in) investing activities ..................        (5,194)     2,117,378
                                                                                   -----------    -----------

FINANCING ACTIVITIES:
  Proceeds from issuance of common and preferred stock, net ....................         1,801          3,781
                                                                                   -----------    -----------

            Net cash provided by financing activities ..........................         1,801          3,781
                                                                                   -----------    -----------

(DECREASE) INCREASE IN CASH AND CASH  EQUIVALENTS ..............................    (2,958,862)        41,927

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD ..........................................................     6,316,955        779,317
                                                                                   -----------    -----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD ................................................................   $ 3,358,093    $   821,244
                                                                                   ===========    ===========

Supplemental disclosures of cash flow information
   Cash paid and received for income taxes, net ................................   $    30,721    $     5,016
                                                                                   ===========    ===========

See notes to condensed financial statements.

PATIENT INFOSYSTEMS, INC.


Notes to Condensed Financial Statements


1. The condensed financial statements for the three month periods ended June 30, 1999 and June 30, 1998 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results for the entire year ending December 31, 1999.

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

                                                                 Three Months Ended              Six Months Ended
                                                                       June 30,                      June 30,
                                                                  1999           1998           1999           1998
                                                              -----------    -----------    -----------    -----------
Net losses ................................................   $(2,042,886)   $  (680,017)   $(3,756,616)   $(1,735,055)
Other comprehensive earnings:
     Unrealized losses on
       available-for-sale securities ......................          --           (2,700)          --          (10,093)
                                                              -----------    -----------     ----------    -----------

Comprehensive earnings ....................................   $(2,042,886)   $  (682,717)   $(3,756,616)   $(1,745,148)
                                                              ===========    ===========    ===========    ===========


3.  Certain  1998   amounts  have  been   reclassified   to  conform  with  1999
presentations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Management's discussion and analysis provides a review of the Company's operating results for the three and six month periods ended June 30, 1999 and June 30, 1998 and its financial condition at June 30, 1999. The focus of this review is on the underlying business reasons for significant changes and trends affecting the revenues, net earnings and financial condition of the Company. This review should be read in conjunction with the accompanying condensed financial statements.

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

Results of Operations

         Revenues

         Revenues consist of revenues from operations, development and licensing fees. Revenues increased from $874,119 during the three months ended June 30, 1998 to $1,002,943 during the three months ended June 30, 1999, or 15%, and increased from $1,164,473 for the six months ended June 30, 1998 to $1,836,756 or 58% for the six months ended June 30, 1999.

                                                         Three Months Ended                 Six Months Ended
                                                              June 30,                          June 30,
Revenues                                                1999            1998             1999             1998
--------                                                ----            ----             ----             ----

Operations Fees
  Disease Management and Compliance                   $ 408,689      $ 130,401         $ 557,467       $ 174,095
  Surveys                                               325,054        116,956           779,161         132,772
  Demand Management                                     193,290        134,109           392,003         202,453
  Other                                                  75,910           -              108,125            -
                                                        -------        -------           -------         -------
Total Operations Fees                                 1,002,943        381,466         1,836,756         509,320
Development Fees                                          -            485,708            -              485,708
Licensing Fees                                            -              6,945            -              169,445
                                                      ---------        -------         ---------         -------

Total Revenues                                       $1,002,943      $ 874,119        $1,836,756      $1,164,473
                                                     ==========      =========        ==========      ==========


         Operations revenues are generated as the Company provides services to its customers for their disease-specific programs. Operations revenues increased from $381,466 during the second quarter of 1998 to $1,002,943 during the second quarter of 1999 and increased from $509,320 for the six months ended June 30, 1998 to $1,836,756 for the six months ended June 30, 1999. Operations revenues increased significantly during the six months ended June 30, 1999, as compared to the six months ended June 30, 1998, as the Company continues to increase the membership levels in the Company's disease state management programs, demand management programs and patient surveys.

         Development revenue represents the amounts that the Company charges its customers for the development of its customized programs. There were no development revenues in the three and six months ended June 30, 1998. During the six months ended June 30, 1998, the Company provided services to a single customer with respect to the development of a single program for which the Company received $485,000. The Company has not entered into new development agreements and does not anticipate that it will be paid for program development in the future.

         Licensing revenue represents amounts that the Company charges its customers, on a one-time fee basis, for the right to enroll patients in or the right to license other entities certain of its programs, primarily, but not limited to the Company's standardized asthma and diabetes programs. There were no license fees in the three and six months ended June 30, 1999 as compared to license fees in the amount of $6,945 in the three months ended June 30, 1998 and $169,445 for the six months ended June 30, 1998, which were primarily attributed to the Company's licensing agreement with ReCall Services, Inc., in the amount of $150,000, for the development and operation of a database service bureau.

         Costs and Expenses

         Cost of sales include salaries and related benefits, services provided by third parties, and other expenses associated with the implementation and delivery of the Company's standard and customized population, disease state management programs. Cost of sales for the three months ended June 30, 1999 consisting of costs associated with the operation of the Company's programs were $1,354,673 as compared to $878,789 for the three month period ended June 30, 1998. For the six months ended June 30, 1999, cost of sales was $2,714,271, as compared to $1,591,527 for the six months ended June 30, 1998. The increase in these costs primarily reflects an increased level of population and disease management operational activities, the operations of a demand management call center in Wayne, Pennsylvania, and the Company's creation of additional capacity necessary to handle anticipated increases in the number of individuals to whom the Company provides services. Although the Company's revenues have increased, the Company's gross margin continues to be negative. The Company anticipates that revenues must increase further before it will recognize economies of scale. No assurance can be given that revenues will increase or that if they do, they will exceed expenses.

         Sales and marketing expenses consist primarily of salaries, related benefits, travel costs, sales materials and other marketing related expenses Sales and marketing expenses for the three months ended June 30, 1999 were $724,316 as compared to $436,046 for the three month period ended June 30, 1998. For the six months ended June 30, 1999, sales and marketing expenses was $1,294,639, as compared to $882,933 for the six months ended June 30, 1998. Spending in this area has increased due to expansion of the Company's sales and marketing staff. It is anticipated that the Company will continue to invest in the sales and marketing process, and that such expenses may increase in future periods.

         General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operating expenses of the Company. General and administrative expenses for the three months ended June 30, 1999 were $503,797, as compared to $325,960 for the three month period ended June 30, 1998. For the six months ended June 30, 1999, general and administrative expenses was $959,081, as compared to $608,310 for the six months ended June 30, 1998. These expenditures have been incurred to maintain the corporate infrastructure necessary to support anticipated program operations. The increase in these costs was caused by an increase in the Company's level of business activity, and the addition of required management and administrative personnel. The Company expects that general and administrative expenses will remain relatively constant in future periods.

         Research and development expenses consist primarily of salaries and related benefits and administrative costs associated with the development of certain components of its integrated information capture and delivery system, as well as development of the Company's standardized disease state management programs and the Company's Internet based technology products. Research and development expenses for the three months ended June 30, 1999 were $218,698, as compared to $67,984 for the three months ended June 30, 1998. For the six months ended June 30, 1999, research and development expenses was $427,447, as compared to $143,065 for the six months ended June 30, 1998. The increase in research and development expenses from the second quarter of 1998 to the second quarter of 1999 reflects the Company's investment in its primary disease management programs and Internet based products. The Company uses the core technologies associated with these products to support the Company's other programs which include disease management, case management, demand management, patient surveys and clinical studies.

         The Company recorded an investment loss for the three months ended June 30, 1999 in the amount of $293,211, which includes investment losses associated with the Company's investment in Patient Infosystems Canada, Inc. and the Pulse Group. Patient Infosystems Canada, Inc. is dedicated to the development of a commercially viable business built around the sale, marketing and service of the Company's products and services in Canada. Investment in the Pulse Group, was deemed to be worthless as of June 30, 1999 and the initial total investment of $250,000 was recorded as an investment loss. The investment loss for the six months ended June 30, 1999 is $327,505. There were no recorded investment gains or losses in the three and six months ended June 30, 1998.

         The Company generates interest income from cash balances and investments. For the three months ended June 30, 1999, the Company generated interest income of $48,866 as compared to interest income of $154,643 for the three month period ended June 30, 1998. For the six months ended June 30, 1999, interest income is $129,571, as compared to interest income of $326,307 for the six months ended June 30, 1998. The decrease in interest income is due to a reduction in the Company's available cash balances.

         The Company had a net loss of $2,042,886 for the three months ended June 30, 1999, and a net loss of $680,017 for the three months ended June 30, 1998. For the six months ended June 30, 1999, the Company had a net loss of $3,756,616, as compared to $1,735,055 for the six months ended June 30, 1998. This represents a net loss per share of $.25 for the second quarter of 1999, as compared to a net loss of $.08 per share in the second quarter of 1998. For the six months ended June 30, 1999, the net loss per share is $.47, as compared to $.22 per share for the six months ended June 30, 1998.

         Liquidity and Capital Resources

         At June 30, 1999 the Company had working capital of $3,776,323 as compared to working capital of $7,992,894 at December 31, 1998. Since its inception the Company has primarily funded its operations, working capital needs and capital expenditures from the sale of equity securities. The Company completed an initial public offering of its common stock January 8, 1997, at which time, it generated net proceeds to the Company of $16,314,048. The Company has continued to expend increasing amounts to expand its operational capabilities and strengthen its infrastructure which at the same time has increased its administrative and technical costs. In addition, the Company's cash has been steadily depleted as a result of operating losses. To the extent that the Company's losses continue or increase, the Company's available capital will continue to decline. Accordingly, the Company will be required to seek additional capital or reduce its operations in the immediate future if it is not able to identify additional capital. At the Company's current revenue and expense levels, the Company anticipates that it will need to seek additional financing by the first quarter of the calendar year 2000. The potential range of options includes: a line of credit, a private placement, a more formal offering and/or a strategic partner.

         Inflation

         Inflation did not have a significant impact on the Company's costs during the three and six month periods ended June 30, 1999 and June 30, 1998. The Company continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Company is exposed to changes in interest rates primarily in its cash transactions. The Company does not believe it is exposed to changes in foreign currency exchange rates because it does not currently invest in foreign currency instruments. A discussion of the Company's accounting policies for financial instruments is included in the Summary of Significant Accounting Policies in the Notes to the Financial Statements. The Company currently does not have any international operations nor does it invest its cash in foreign currency instruments. The balances the Company has in cash or cash equivalents are generally available without legal restrictions to fund ordinary business operations. The Company regularly invests excess operating cash in certificates of deposit and U.S. government bonds and other bonds that are subject to changes in short-term interest rates. Accordingly, the Company believes that the market risk arising from its holding of these financial instruments is minimal. The Company made purchases of available-for-sale securities in the amounts of $10,266 for the three months ended June 30, 1999 and $3,288,073 for the three months ended June 30, 1998, and purchases of $21,073 for the six months ended June 30, 1999 and $6,797,236 for the six months ended June 30, 1998.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         Use of Proceeds

         The Company has used and continues to use the proceeds from its initial public offering of Common Stock on December 23, 1996 (File No. 333-07643) for capital improvements and expansion of its telephone and computer capabilities for sales and marketing and during the last six months primarily for general corporate purposes and to fund operating losses more fully discussed in the financial statements and the notes thereto appearing elsewhere herein.

Item 4.  Submission of Matters to Vote of Security Holders

         The Company's annual meeting of stockholders was held in Rochester, New York at 9:30 a.m. local time on Wednesday, June 16, 1999. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There were no solicitation in opposition to the nominees for election as directors as listed in the proxy statement, and all nominees were elected.

a) Election of seven directors to serve on the Company's board of directors, Drs. Schaffer, Kohrt, McNeil and Nash and Messrs. Carlberg, Crisan and Pappajohn were elected to serve until the next annual meeting of stockholders or until their successors are duly elected and qualified. The vote tabulation with respect to each nominee was as follows:

    Nominee                               Votes For               Votes Withheld
    -------                               ---------               --------------
    Dr. Derace Schaffer                   5,152,107                   49,823
    Donald A. Carlberg                    5,154,107                   47,823
    John V. Crisan                        5,155,307                   46,623
    Dr. Carl Kohrt                        5,154,507                   47,423
    Dr. Barbara J. McNeil                 5,154,507                   47,423
    Dr. David B. Nash                     5,154,507                   47,423
    John Pappajohn                        5,154,107                   47,823

         b) To ratify the amendment of the Company's Stock Option Plan to increase the available number of shares in the Plan from 1,080,000 to 1,600,000. The amendment was approved with 3,475,893 for the amendment, 176,051 against the amendment and 4,300 abstained from the amendment and 1,545,686 did not vote.

         c) To ratify the selection of Deloitte & Touche, LLP as the Company's independent auditors for the fiscal year ending December 31, 1999. The selection was approved with 5,186,380 votes for the selection, 14,550 against the selection and 1,000 abstained from the selection.


Item 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 1999

Exhibits:

(11)         Statements of Computation of Per Share Earnings
         See Page 10 of this Quarter Report on Form 10-Q.

(27)         Financial Data Schedule
         Filed electronically