Form 10-Q
period 1999-09-30
PATIENT INFOSYSTEMS INC
filed 1999-11-15
CIK 1017813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10Q



[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:              September 30, 1999
                                 -----------------------------------------------

                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________ to ____________________________

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [ ]

     As of October 31, 1999, 8,045,202 common shares were outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

PATIENT INFOSYSTEMS, INC.

CONDENSED BALANCE SHEETS
--------------------------------------------------------------------------------

ASSETS                                                                                        September 30, 1999  December 31, 1998
                                                                                                   (Unaudited)
  Cash and cash equivalents ...................................................................   $  1,377,850    $  6,316,955
  Available-for-sale securities ...............................................................           --         1,029,674
  Accounts receivable .........................................................................      1,302,886       1,320,626
  Prepaid expenses and other current assets ...................................................        223,972         219,978
                                                                                                       -------         -------
        Total current assets ..................................................................      2,904,708       8,887,233

PROPERTY AND EQUIPMENT, net ...................................................................      1,359,171       1,182,494

OTHER ASSETS ..................................................................................        768,780         450,000
                                                                                                       -------         -------

TOTAL ASSETS ..................................................................................   $  5,032,659    $ 10,519,727
                                                                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ............................................................................   $    462,151    $    304,436
  Accrued salaries and wages ..................................................................        289,552         277,931
  Accrued expenses ............................................................................         23,204          58,904
  Deferred revenue ............................................................................        242,108         253,068
                                                                                                       -------         -------
        Total current liabilities .............................................................      1,017,015         894,339

STOCKHOLDERS' EQUITY:
  Common stock - $.01 par value:  shares authorized:
      20,000,000; issued and outstanding: September 30,
     1999 - 8,045,202; December 31, 1998 - 8,020,042 ..........................................         80,452          80,200
  Additional paid-in capital ..................................................................     21,590,247      21,561,093
  Accumulated Deficit .........................................................................    (17,655,055)    (12,015,905)
        Total stockholders' equity ............................................................      4,015,644       9,625,388
                                                                                                     ---------       ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....................................................   $  5,032,659    $ 10,519,727
                                                                                                  ============    ============

See notes to condensed financial statements.

PATIENT INFOSYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                 Three Months Ended           Nine Months Ended
                                                                                    September 30,                September 30,
                                                                                1999          1998           1999            1998
                                                                                ----          ----           ----            ----
REVENUES
  Operations Fees .....................................................   $   845,964    $   465,181    $ 2,682,720    $   825,836
  Development Fees ....................................................          --             --             --          634,373
  Licensing Fees ......................................................        30,000           --           30,000        169,444
                                                                               ------                        ------        -------

       Total revenues .................................................       875,964        465,181      2,712,720      1,629,653
                                                                              -------        -------      ---------      ---------

COSTS AND EXPENSES
  Cost of sales .......................................................     1,447,869      1,020,536      4,162,140      2,612,063
  Sales and marketing .................................................       626,725        495,480      1,921,364      1,378,413
  General and administrative ..........................................       422,124        406,679      1,381,205      1,014,989
  Research and development ............................................       284,838         27,679        712,285        170,744
                                                                              -------         ------        -------        -------

        Total costs and expenses ......................................     2,781,556      1,950,374      8,176,994      5,176,209
                                                                            ---------      ---------      ---------      ---------

OPERATING LOSS ........................................................    (1,905,592)    (1,485,193)    (5,464,274)    (3,546,556)

Investment loss .......................................................        (7,697)         --          (335,202)          --
Other income ..........................................................        30,754        136,350        160,326        462,658
                                                                               ------        -------        -------        -------

NET LOSS ..............................................................   $(1,882,535)   $(1,348,843)   $(5,639,150)   $(3,083,898)
                                                                          ===========    ===========    ===========    ===========

NET LOSS PER SHARE - BASIC
   AND DILUTED ........................................................   $      (.23)   $      (.17)   $      (.70)   $      (.38)
                                                                          ===========    ===========    ===========    ===========

WEIGHTED AVERAGE COMMON
  AND POTENTIAL COMMON SHARES .........................................     8,033,400      8,020,042      8,030,003      8,017,844
                                                                            =========      =========      =========      =========

See notes to condensed financial statements

PATIENT INFOSYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                         Nine Months     Nine Months
                                                                                                           Ended            Ended
                                                                                                        Sept 30, 1999  Sept 30, 1998
                                                                                                        -------------  -------------
OPERATING ACTIVITIES:
  Net loss .........................................................................................   $ (5,639,150)   $ (3,083,898)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization ................................................................        374,130         269,591
      Loss on investments ..........................................................................        335,202            --
      Increase in other assets .....................................................................        (58,935)       (200,000)
      Amortization of premiums and discounts on available-for-sale securities ......................           --          (112,190)
      Compensation expense related to issuance of stock warrants ...................................         10,830           7,827
      Decrease (increase) in accounts receivable, net ..............................................         17,740        (890,380)
      (Increase) decrease in prepaid expenses and other current assets .............................         (3,994)        172,883
      Increase in accounts payable .................................................................        157,716          97,705
      Increase in accrued salaries and wages .......................................................         11,621          13,096
      Decrease in accrued expenses .................................................................        (35,700)        (17,179)
      (Decrease) increase in deferred revenue ......................................................        (10,960)        193,118
                                                                                                            -------         -------

            Net cash used in operating activities ..................................................     (4,841,500)     (3,549,427)
                                                                                                         ----------      ----------

INVESTING ACTIVITY:
  Property and equipment additions .................................................................       (550,807)       (401,081)
  Purchases of available-for-sale  securities ......................................................        (21,073)     (6,797,236)
  Maturities of available-for-sale securities ......................................................      1,050,747      11,089,959
  Purchase of HealthDesk Intellectual Property, net ................................................       (595,048)           --
                                                                                                           --------      -----------

          Net cash provided by (used in) investing activities ......................................       (116,181)      3,891,642
                                                                                                           --------       ---------

FINANCING ACTIVITIES:
  Proceeds from issuance of common and preferred stock, net ........................................         18,576           3,781
                                                                                                             ------           -----

            Net cash provided by financing activities ..............................................         18,576           3,781
                                                                                                             ------           -----

(DECREASE) INCREASE IN CASH AND CASH  EQUIVALENTS ..................................................     (4,939,105)        345,996

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD ..............................................................................      6,316,955         779,317
                                                                                                          ---------         -------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD ....................................................................................   $  1,377,850    $  1,125,313
                                                                                                       ============    ============

Supplemental disclosures of cash flow information
   Cash paid and received for income taxes, net ....................................................   $     32,041    $     37,577
                                                                                                       ============    ============

See notes to condensed financial statements.

PATIENT INFOSYSTEMS, INC.


Notes to Condensed Financial Statements


     1. The condensed financial statements for the three month periods ended September 30, 1999 and September 30, 1998 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results for the entire year ending December 31, 1999.

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

                                                         Three Months Ended             Nine Months Ended
                                                            September 30,                 September 30,
                                                         1999           1998           1999           1998
                                                         ----           ----           ----           ----

Net losses .......................................   $(1,882,535)   $(1,348,843)   $(5,639,150)   $(3,083,898)
Other comprehensive earnings:
     Unrealized losses on
       available-for-sale securities .............         --            1,886           --           (8,207)
                                                       ---------      ---------      ---------      ---------

Comprehensive earnings ...........................   $(1,882,535)   $(1,346,957)   $(5,639,150)   $(3,092,105)
                                                     ===========    ===========    ===========    ===========


     3. Certain 1998 amounts have been reclassified to conform with 1999 presentations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Management's discussion and analysis provides a review of the Company's operating results for the three and nine month periods ended September 30, 1999 and September 30, 1998 and its financial condition at September 30, 1999. The focus of this review is on the underlying business reasons for significant changes and trends affecting the revenues, net earnings and financial condition of the Company. This review should be read in conjunction with the accompanying condensed financial statements.

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

Results of Operations

         Revenues

         Revenues consist of revenues from operations, development and licensing fees. Revenues increased from $465,181 during the three months ended September 30, 1998 to $875,964 during the three months ended September 30, 1999, or 88%, and increased from $1,629,653 for the nine months ended September 30, 1998 to $2,712,720 or 66% for the nine months ended September 30, 1999.

                                                                               Three Months Ended         Nine Months Ended
                                                                                  September 30,             September 30,
Revenues                                                                        1999        1998         1999         1998
                                                                                ----        ----         ----         ----
                                                                                                                         >
Operations Fees
  Disease Management and Compliance ....................................   $  319,787   $  200,183   $  875,240   $  374,278
  Surveys ..............................................................      286,236      129,342    1,067,411      262,114
  Demand Management ....................................................      205,424      135,656      597,427      338,109
  Other ................................................................       34,517         --        142,642         --
                                                                               ------      -------      -------      -------

Total Operations Fees ..................................................      845,964      465,181    2,682,720      974,501
Development Fees .......................................................         --           --           --        485,708
Licensing Fees .........................................................       30,000         --         30,000      169,444
                                                                               ------      -------       ------      -------

Total Revenues .........................................................   $  875,964   $  465,181   $2,712,720   $1,629,653
                                                                           ==========   ==========   ==========   ==========


     Operations revenues are generated as the Company provides services to its customers for their disease-specific programs. Operations revenues increased from $465,181 during the three months ended September 30, 1998 to $845,964 during the three months ended September 30, 1999 and increased from $974,501 for the nine months ended September 30, 1998 to $2,682,720 for the nine months ended September 30, 1999. Operations revenues increased significantly during the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, as the Company continues to increase the enrollment levels in the Company's disease state management programs, demand management programs and patient surveys.

     Development revenue represents the amounts that the Company charges its customers for the development of its customized programs. There were no development revenues in the three and nine months ended September 30, 1999. During the nine months ended September 30, 1998, the Company provided services to a single customer with respect to the development of a single program for which the Company received $485,708. The Company has not entered into new development agreements and does not anticipate that it will be paid for program development in the future.

     The Company has developed an Internet based Case Management Support System to assist nurse case managers in triage, decision-making and documentation of actions taken in the management of patients with chronic conditions. The System provides access and focus to disease management data to assist a case manager in quickly and effectively identifying patients who require assistance and to document actions and effectiveness. The introduction of this new product marks the Company's entry into client/user installed software systems.

     The Company has entered into an agreement with Insulin Infusion Specialties
(IIS) to provide a customized version of the Case Management Support System to be used in the management of diabetic patients. In addition to the IIS agreement, the Company has entered into a letter of agreement with Greater Rochester Independent Practice Association (GRIPA) to provide a customized version of the Case Management Support System. The amount of license revenues recognized from the Case Management Support Systems for the three and nine months ended September 30, 1999 was $30,000.

     Other licensing revenues are amounts the Company charges its customers, on a one-time fee basis, for the right to enroll patients in or the right to license other entities certain of its programs, primarily, but not limited to the Company's standardized asthma and diabetes programs. License fees of $169,445 for the nine months ended September 30, 1998, were primarily attributed to the Company's licensing agreement with ReCall Services, Inc., in the amount of $150,000, for the development and operation of a database service bureau.

     Costs and Expenses

     Cost of sales include salaries and related benefits, services provided by third parties, and other expenses associated with the implementation and delivery of the Company's standard and customized population, demand, and disease management programs. Cost of sales for the three months ended September 30, 1999 consisting of costs associated with the operation of the Company's programs was $1,447,869 as compared to $1,020,536 for the three month period ended September 30, 1998. For the nine months ended September 30, 1999, cost of sales was $4,162,140, as compared to $2,612,063 for the nine months ended September 30, 1998. The increase in these costs primarily reflects an increased level of population and disease management operational activities, the operations of a demand management call center in Wayne, Pennsylvania, and the Company's creation of additional capacity necessary to handle anticipated increases in the number of individuals to whom the Company provides services. Although the Company's revenues have increased, the Company's gross margin continues to be negative. The Company anticipates that revenues must increase further before it will recognize economies of scale. No assurance can be given that revenues will increase or that if they do, they will exceed expenses.

     Sales and marketing expenses consist primarily of salaries, related benefits, travel costs, sales materials and other marketing related expenses Sales and marketing expenses for the three months ended September 30, 1999 were $626,725 as compared to $495,480 for the three month period ended September 30, 1998. For the nine months ended September 30, 1999, sales and marketing expenses was $1,921,364 as compared to $1,378,413 for the nine months ended September 30, 1998. Spending in this area has increased due to expansion of the Company's sales and marketing staff. It is anticipated that the Company will continue to invest in the sales and marketing process, and that such expenses may increase in future periods.

     General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operating expenses of the Company. General and administrative expenses for the three months ended September 30, 1999 was $422,124, as compared to $406,679 for the three month period ended September 30, 1998. For the nine months ended September 30, 1999, general and administrative expenses were $1,381,205, as compared to $1,014,989 for the nine months ended September 30, 1998. These expenditures have been incurred to maintain the corporate infrastructure necessary to support anticipated program operations. The increase in these costs was caused by an increase in the Company's level of business activity, and the addition of required management and administrative personnel. The Company expects that general and administrative expenses will remain relatively constant in future periods.

     Research and development expenses consist primarily of salaries and related benefits and administrative costs associated with the development of certain components of the Company's integrated information capture and delivery system, as well as development of the Company's standardized disease state management programs and the Company's Internet based technology products. Research and development expenses for the three months ended September 30, 1999 were $284,838, as compared to $27,679 for the three months ended September 30, 1998. For the nine months ended September 30, 1999, research and development expenses were $712,285, as compared to $170,744 for the nine months ended September 30, 1998. The increase in research and development expenses from the third quarter of 1998 to the third quarter of 1999 reflects the Company's investment in its primary disease management programs and Internet based products. The Company uses the core technologies associated with these products to support the Company's other programs which include disease management, case management, demand management, patient surveys and clinical studies.

     The Company recorded an investment loss for the three months ended September 30, 1999 in the amount of $7,697, which includes investment losses associated with the Company's investment in Patient Infosystems Canada, Inc. Patient Infosystems Canada, Inc. is dedicated to the development of a commercially viable business built around the sale, marketing and service of the Company's products and services in Canada. During the third quarter of 1999, the Company opened an international Call Center facility in Toronto, Canada to service multinational pharmaceutical companies operating in Canada. The investment loss for the nine months ended September 30, 1999 was $335,202, which includes the investment loss for the Pulse Group, which investment was deemed of no value as of June 30, 1999. The initial total investment of $250,000 was recorded as an investment loss. There were no recorded investment gains or losses in the three and nine months ended September 30, 1998.

     The Company generates interest income from cash balances and investments. For the three months ended September 30, 1999, the Company generated interest income of $30,754 as compared to interest income of $136,350 for the three month period ended September 30, 1998. For the nine months ended September 30, 1999, interest income is $160,326 as compared to interest income of $462,658 for the nine months ended September 30, 1998. The decrease in interest income is due to a reduction in the Company's available cash balances.

     The Company had a net loss of $1,882,535 for the three months ended September 30, 1999, and a net loss of $1,348,843 for the three months ended September 30, 1998. For the nine months ended September 30, 1999, the Company had a net loss of $5,639,150, as compared to $3,083,898 for the nine months ended September 30, 1998. This represents a net loss per share of $.23 for the third quarter of 1999, as compared to a net loss of $.17 per share in the third quarter of 1998. For the nine months ended September 30, 1999, the net loss per share is $.70, as compared to $.38 per share for the nine months ended September 30, 1998.

     Liquidity and Capital Resources

     At September 30, 1999 the Company had working capital of $1,887,692 as compared to working capital of $7,992,894 at December 31, 1998. Since its inception the Company has primarily funded its operations, working capital needs and capital expenditures from the sale of equity securities. The Company completed an initial public offering of its common stock January 8, 1997, at which time, it generated net proceeds to the Company of $16,314,048.

     The Company has continued to expend increasing amounts to expand its operational capabilities and strengthen its infrastructure which at the same time has increased its administrative and technical costs. In addition, the Company's cash has been steadily depleted as a result of operating losses. To the extent that the Company's losses continue or increase, the Company's available capital will continue to decline. Accordingly, the Company will be required to seek additional capital to maintain its operations in the immediate future. The Company is currently seeking to raise capital privately through the sale of convertible preferred stock in a private placement to accredited investors through the efforts of its officers and directors. The Company will seek to raise $2 million during the quarter ending December 31, 1999. No assurance can be given that the Company will successfully raise the necessary funds. In addition, the Company anticipates that it will need to raise additional funds during 2000. However, no assurance can be given that the Company will be able to obtain additional financing on favorable terms, if at all. In addition, any additional financing which includes the issuance of additional securities of the Company, may be dilutive to the Company's exisiting stockholders.

     Inflation

     Inflation did not have a significant impact on the Company's costs during the three and nine month periods ended September 30, 1999 and September 30, 1998. The Company continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

     Year 2000 Issues

     The Year 2000 issue refers to the inability of computerized systems and technologies to recognize and process dates beyond December 31, 1999. The Company has reviewed its information technology, cable network equipment and other embedded systems. The Company has also evaluated the potential impact as a result of its reliance on third-party systems that may have year 2000 issues. Based upon the Company's internal testing and relying upon representations made by certain third party suppliers, the Company believes that the Y2K problem will not cause a material disruption in its ability to provide products and/or services to our customers. The Company anticipates that its products and services should perform substantially the same after 2000 as they did before 2000. The software and hardware used in our operations should recognize four digit dates and has been tested on machines simulated to be in the year 2000 and beyond. The transition from 1999 to 2000 has also been tested.

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

     Costs incurred to date directly related to addressing the year 2000 were approximately $60,000. Although the Company will continue to incur substantial capital expenditures in the ordinary course of meeting its telecommunications system upgrade through the year 2000, it will not specifically accelerate its expenditures to facilitate year 2000 readiness, and accordingly such expenditures are not included in the above estimate.

     The Company has communicated with others with whom it does significant business to determine their year 2000 readiness. The Company purchases much of its technology from third parties. Accordingly, in order to determine whether certain third party technology is Year 2000 compliant, the Company relied upon written affidavits of third parties. In addition, in certain situations, the Company conducted its own additional verification of these systems to determine whether they are Year 2000 compliant. The Company identified secondary sources to supply its systems or services and in some cases, did displace existing vendors with an alternate product that was Year 2000 ready. The Company believes it has taken the necessary steps to resolve Year 2000 issues, however, given the possible consequences of failure to resolve significant Year 2000 issues, there can be no assurance that any one or more such failures would not have a material adverse effect on the Company.


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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to changes in interest rates primarily in its cash transactions. The Company does not believe it is exposed to changes in foreign currency exchange rates because it does not currently invest in foreign currency instruments. A discussion of the Company's accounting policies for financial instruments is included in the Summary of Significant Accounting Policies in the Notes to the Financial Statements. The Company currently does not have any international operations nor does it invest its cash in foreign currency instruments. The balances the Company has in cash or cash equivalents are generally available without legal restrictions to fund ordinary business operations. The Company regularly invests excess operating cash in certificates of deposit and U.S. government bonds and other bonds that are subject to changes in short-term interest rates. Accordingly, the Company believes that the market risk arising from its holding of these financial instruments is minimal. The Company did not make any purchases of available-for-sale securities in the three months ended September 30, 1998 and 1999. The Company made purchases of available-for-sale securities in the amount of $21,073 for the nine months ended September 30, 1999 and $6,797,236 for the nine months ended September 30, 1998.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

     Use of Proceeds

     The Company has used and continues to use the proceeds from its initial public offering of Common Stock on December 23, 1996 (File No. 333-07643) for capital improvements and expansion of its telephone and computer capabilities for sales and marketing and during the last nine months primarily for general corporate purposes and to fund operational losses more fully discussed in the financial statements and the notes thereto appearing elsewhere herein.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits:

a.  (11) Statements of Computation of Per Share Earnings

    (27) Financial Data Schedule

b. No reports on Form 8-K were filed during the quarter ended September 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 15, 1999


                                                       PATIENT INFOSYSTEMS, INC.
                                                       -------------------------
                                                             (Registrant)


Date:  November 15, 1999                              /s/ Donald A. Carlberg
       -----------------                              ----------------------
                                                      Donald A. Carlberg
                                                      Director, President and
                                                      Chief Executive Officer

Date:  November 15, 1999                              /s/ John V. Crisan
       -----------------                              ------------------
                                                      John V. Crisan
                                                      Chief Financial Officer