Form 10-K405
period 1999-12-31
PATIENT INFOSYSTEMS INC
filed 2000-03-30
CIK 1017813

                                    FORM 10-K
              ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13
                OR 15(d) FOR THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended   December 31, 1999
                          ------------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from_________________________to_______________________

Commission file number        0-22319
                      ----------------------------------------------------------

                            PATIENT INFOSYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                       16-1476509
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

   46 Prince Street, Rochester, NY                          14607
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code         (716) 242-7200
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class registered               Name of each exchange on which
                                                               registered
                                                               None
     ------------------------------               ------------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 Par Value Per Share
--------------------------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                        [X] Yes  [ ]No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of February 29, 2000, 8,040,202 shares of common stock were outstanding, and the aggregate market value of the common shares of Patient Infosystems, Inc. held by non-affiliates was approximately $10 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 1999 Annual Meeting of Stockholders to be filed prior to April 30, 2000 are incorporated by reference in Part III.

                                     PART I

Item 1. DESCRIPTION OF BUSINESS.

General
-------

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

         Patient Infosystems provides patient-centered health care information systems and services to manage, collect and analyze information to improve patient compliance with prescribed treatment protocols, to improve the process of off-site patient management and to enhance patient and provider information. The Company's technology platform integrates an advanced voice recognition telephone system, high-speed data processing and analysis capability, and demand publishing and information distribution capabilities and utilizes the Internet and Internet technologies. The system utilizes trained telephone operators and computerized interactive voice response technology and behavior modification based treatment to communicate via telephone directly with the patient at home in order to gather relevant patient data. This data is subsequently evaluated and automatically transmitted via computer generated reports to health care payors, providers and patients, with these reports being tailored to the specific needs of each recipient. The Company markets its services to pharmaceutical manufacturers, pharmacy benefit managers ("PBMs") and health care payors, such as managed care organizations ("MCOs"), integrated delivery networks ("IDNs") and insurance companies and health care providers, to collect data outside of the physician office and institutional setting to enhance compliance by patients with prescribed treatment protocols. The Company`s systems may also be used to address the full spectrum of health care information needs with respect to care quality, patient satisfaction and patient and provider education.

         During its first two years of operations, the Company emphasized the development of disease management programs, which accounted for a substantial portion of its revenue during 1997. However, during 1998 and 1999, the Company devoted increased resources to the development of other applications of its technology platform, including demand management, patient surveys, outcomes analysis and Internet-based capabilities.

Recent Developments
-------------------

         Since January 2000, the Company has accepted the resignations of Neal Westermeyer, Chief Operating Officer; John V. Crisan, Chief Financial Officer; and Dr. David B. Nash, a member of the Company's Board of Directors. None of the foregoing individuals cited any disputes with the Company and all such individuals have indicated that their reasons for departing from the Company were personal.

         As of the close of business on March 30, 2000, Donald A. Carlberg, the Company's Chief Executive Officer and President, will resign his position with the Company and Roger Chaufournier has been appointed by the Board of Directors to serve as Chief Executive Officer and President.

Information Capture, Delivery and Analysis Technologies Utilizing the Internet
------------------------------------------------------------------------------

         The Company's technology platform integrates an advanced voice recognition telephone system, high-speed data processing and analysis capability, demand publishing and information distribution capabilities and behavior modification-based compliance algorithms with a real time Internet on-line communication system. The system utilizes trained telephone operators and computerized interactive voice response technology to communicate via telephone directly with the patient at home as well as with payors and providers in order to gather and deliver relevant patient data. In order to minimize costly live operator interaction, a computer initiates each call to the patient, which call is automatically transferred to an operator and finally routed to an automated speech application. Patients respond to the recorded speech application by speaking normally. This approach is designed to enable a wider variety of possible responses than is achievable via telephone key pad. Depending on the patient's response, situation--specific algorithms are applied to modify future questions and thus help customize the collection of data.

         The Company's system analyzes and prepares the captured data for automatic delivery to the payor, provider and patient using the Internet and demand publishing capabilities. The Company's Internet capabilities enable the Company's systems to interface on a real-time basis with patients, payors and providers. Demand publishing technology enables the creation of highly individualized reports by inserting stored graphic images and text that can be customized for race, gender and age. These reports are also customized to the patient's specific situation, and the system utilizes the information received during contacts with the patient to further customize the content of the report. The data relevant to the separate report for health care providers is formatted in a customized report to be automatically transmitted via mail, fax or on-line.

         Each contact with a patient contributes to the establishment of a longitudinal database, which can be analyzed to provide information about treatment modalities for patients, providers and payors. The Company's system is designed to analyze patient compliance to prescribed treatment regimens and gather additional clinical information so that improvements in such regimens can be developed.

Internet Capabilities
---------------------

         On February 26, 1999, the Company, through its newly formed, wholly-owned subsidiary, Patient Infosytems Acquisition Corp., acquired substantially all the assets of HealthDesk Corporation ("HealthDesk"), a consumer healthcare software company that focuses on general health and chronic disease management through ongoing targeted support for patients, families and caregivers. The acquired assets include HealthDesk OnLine and HealthDesk OnLine for Diabetes, which are both accessible through the Internet and on CD-ROM. The Company also acquired HealthDesk's Care Team Connect product, which is accessible over the Internet and provides a communication mechanism between patients and their caregivers. The Company uses the core technologies associated with these products to support the Company's other programs, which include the case management support system, disease management, demand management, patient surveys and clinical studies.

Integrated Disease Management System
------------------------------------

         The Company's primary application of its integrated information capture and delivery technology is its integrated disease management system. This system is designed to provide caregivers with the ability to monitor, on a cost-effective basis, patient condition and behavior while the patient is between physician consultations. The Company believes that this system will permit caregivers to improve patient compliance and, as a consequence, improve patient outcomes.

         The Company's disease management programs are developed for targeted diseases on both a customized or standardized basis. The Company's disease management system has four major components.

         First, using a panel of recognized medical and clinical experts, the Company develops a disease-specific patient intervention and compliance program that includes a template for the integration of each patient's history, current medical status and treatment protocol. The panel identifies guidelines for generally accepted treatment protocols and diagnostic interventions for particular diseases and then uses these guidelines to determine what information is to be gathered from the patient.

         Second, when a patient is enrolled, a patient history is obtained, including the histories of the chronic illness, medications, and surgical procedures as well as other information deemed relevant by the disease-specific compliance program. This information is included in the Company's database for each patient and is used to create customized reports for distribution to the patient's health care provider and payor as well as the patient.

         Third, the Company establishes periodic telephone contacts with each patient to monitor the patient's compliance with prescribed therapies as well as the patient's treatment progress. Contacts are made in accordance with a designated patient contact schedule, which is established for each disease management program. The frequency varies depending upon the disease under management and the goal of the applicable treatment.

         Fourth, the data gathered from the patient during each contact is processed and stored in the Company's database. Using the information obtained from patient contacts and other available information regarding the patient and his or her treatment, such as physician records and pharmacy information, personalized reports are prepared, typically following each patient contact, for evaluation by the patient, the patient's health care provider and, on a routine basis, payors.

         The Company's disease management programs are further supported by the Company's demand publishing technology. This technology enables the Company to provide personalized behavior modification and educational materials to patients in addition to individual patient reports, which may include pictures, diagrams and informative discussions relating to the treatment course intended to modify or reinforce certain behaviors. At the same time, individual patient reports are provided to the health care provider. These reports are more factual in nature and contain the relevant clinical and behavioral information that has been gathered. And on a routine basis, the Company will also provide summary information to the patient's health care payor with respect to patient progress and activity.

Patient Infosystems Products
----------------------------

         The Company's product offerings fall into four major categories:

         -  "CareSense" disease management and compliance programs
         -  "ForeQuest" patient survey programs
         -  "Nurse 411" demand management programs
         -  Internet-based products and services

"CareSense" disease management and compliance programs

         The Company develops customized disease management and risk assessment programs in conjunction with a number of customers, as well as standardized disease management programs for a variety of customers. Each of the Company's customer agreements for its customized programs provide for development fees to be paid to the Company upon the achievement of certain milestones. In addition, the agreements for customized disease management programs may provide for some form of exclusivity period, during which the Company is prohibited from engaging or participating in other projects involving the specific disease target that is the subject of that program. The exclusivity periods extend until, in general, a certain date or certain period following the achievement of a specified milestone in the development or implementation of the program. The Company enrolled its first patients in a disease management program in October 1996, and has enrolled more than 390,000 patients in those programs through the end of 1999.

         All of the Company's customer agreements, which are typically terminable without cause by either party, require payment to the Company of operational fees per enrolled patient. The amount of the per patient program operational fee varies with the length, complexity and frequency of patient contacts as dictated by the respective program protocols. Patient enrollment in each of the Company's programs will depend upon the identification and referral by the Company's customers of patients to the Company's system, which will vary from program to program.

         The Company's "CareSense" programs are:

         Asthma

         The Company has developed disease management programs for asthmatic patients that have been marketed to payors and other participants in the health care industry, and such programs have been provided to patients since 1997. Through February 2000, the Company has had approximately 14,500 patients participate in these programs through separate service agreements with nine different health care companies

         Congestive Heart Failure

         The Company has services agreements with Bristol-Myers and Astra-Zeneca to develop, implement and operate disease management programs to aid in the treatment of patients suffering from congestive heart failure. The Company has completed the development of the program in the English and Spanish languages. These programs have been provided to patients since 1997, and through February 2000, the Company has had approximately 9,200 patients participate in the programs.

         Diabetes

         The Company has developed disease management programs for diabetic patients that have been marketed to payors and other participants in the health care industry. Bristol-Myers, along with four other entities, have retained the Company to provide disease management programs for patients who are suffering from diabetes and are enrolled in health care programs for which these companies provide services. These programs have been provided to patients since 1997, and through February 2000, the Company has had approximately 5,200 patients participate in these programs.

         Secondary Cardiovascular Disease

         The Company has entered into a services agreement with Bristol-Myers to develop, implement and operate a disease management program relating to the prevention of cardiovascular sequelae in patients who have recently experienced certain cardiovascular illnesses or treatments such as angina, cardiac bypass surgery or myocardial infarction. The Company has completed the development of this program in both the English and Spanish languages. This program has been provided to patients since 1997, and through February 2000, the Company has had approximately 500 patients participate in this program.

         Hypertension

         The Company has developed a compliance program for patients with hypertension that has been marketed to payors and other participants in the health care industry. Bristol-Myers and RxAmerica have each retained the Company to provide this compliance program for patients who are suffering from hypertension and are enrolled in health care programs for which these companies provide services. Through February 2000, approximately 800 patients have participated in this program.

         Pharmaceutical Support Programs

         An area of growth for the Company in 1999 was custom programs sold to pharmaceutical companies that are intended to add value to their operations. The Company has been retained by Bristol-Myers, Astra-Zeneca, Janssen and Abbott to develop and operate programs that support specific products in the areas of diabetes, anxiety, prostatis and others. As of February 2000, approximately 23,000 patients have participated in these programs. The majority of the Company's development revenues in 1999 were realized from these programs.

         Additional Disease Targets

         The Company has identified additional opportunities in large chronic disease markets, including the treatment of chronic obstructive pulmonary disease, cancer, osteoporosis, depression, arthritis, HIV infection and high-risk pregnancy. Each of these targets has been identified as having characteristics that make them attractive candidates for the Company's programs. The Company is currently involved in discussions with customers for the development of programs in a variety of these areas.


"Nurse 411" demand management programs

         Demand management involves assisting providers in evaluating patient treatment needs to identify those patients who may not require immediate or intensive services. The goal of demand management is to reduce the need for and use of costly, often clinically unnecessary, medical services and arbitrary managed-care interventions while improving the overall quality of life of patients. The Company believes that its system can be used to provide automated or semi-automated demand management services. The Company is currently providing demand management to approximately 156,000 enrollees for Kentucky Medicaid, CHA HMO, Inc., Health Right and McClellan Air Force Base.

"ForeQuest" patient survey programs

         Organizations in many different areas of the health care industry survey users regarding their products and services for a variety of reasons including regulatory, marketing and research purposes. The Company's information systems, with their ability to proactively contact patients in a cost-efficient manner, may be used for this type of application. The Company has developed a series of automated surveys ranging from general health to disease specific instruments. The product line includes surveys for NCQA, CAHPS, SF-12; child health questionnaire; patient satisfaction; asthma; diabetes; back pain; depression; maternity; and the Pra Plus for elderly populations. Through February 2000, approximately 345,000 patients have participated in these survey programs.

Internet-based products and services

         The Company's Case Management Support System ("CMSS") is an Internet-based software product that is intended to be used by case management organizations. The customer's case managers access the system using an approved browser and internet service provider ("ISP") connection. (Browser and ISP are not supplied by Patient Infosystems.) The system enables care managers to effectively interface with, and utilize, Patient Infosystems' "CareSense" and "ForeQuest" intervention programs for patient care planning and implementation improves case managers efficiency and productivity. Additionally, the CMSS provides the case management organization's management with a reporting tool and a case distribution and documentation tool that can be used to better monitor and manage case management activity. Patient Infosystems licenses it's CMSS software and operating system to customers who agree to an initial license fee plus ongoing user and support fees. Through February 2000, the Company has sold two CMSS contracts that have two-year and four-year terms respectively.


Other Applications of the Integrated Information Capture and Delivery Technology

         Outcomes Analysis

         The Company expects to utilize information gathered from patients enrolled in its programs to serve two purposes. First, information regarding treatment results, success of the compliance program and patient reaction to differing treatments or compliance protocols may be used by the Company to further improve each disease-specific compliance program. Second, this information may be used by payors, pharmaceutical companies and health care providers to assist in the development of improved treatment modalities. The Company has developed analytical methodologies using database management and information technologies. The Company intends to use these data analysis technologies to predict the best treatment methodologies for patients.

         Clinical Studies

         Many pharmaceutical companies and contract research organizations are seeking more economical, efficient and reliable methods for compiling and analyzing clinical data in conducting clinical trials. Furthermore, many drug development protocols have begun to emphasize subjective criteria and outcomes information. The Company believes that its system will allow it to develop programs tailored to the measurement of outcomes data relating to the conduct of later stage clinical trials. The Company believes that its system can also assist pharmaceutical companies in studying and documenting the efficacy of approved products in order to provide ongoing information to the Food and Drug Administration or for marketing purposes.

         Case Management

         Patients who are prescribed complex or high-cost treatment regimens may require a higher level of monitoring, interaction, care planning and reassessment than patients with less complicated treatment regimens. The Company believes that its system is capable of providing these enhanced services to such patients to eliminate or minimize the unnecessary costs and medical attention that result from a patient's lack of compliance with a prescribed treatment regimen.

Sales and Marketing
-------------------

         Through 1997, the Company's efforts focused primarily on the development of disease management programs. Beginning in 1998, the Company began aggressively marketing the other services that its technology platform can provide including demand management, patient surveys, pharmaceutical support programs and outcomes analysis. The Company markets its integrated disease management system to organizations within the health care industry that are involved in the treatment of disease or payment of medical services for patients who require complex or long-term medical therapies. These industry organizations include five distinct groups: pharmaceutical companies, medical service companies, Pharmacy Benefits Managers, health care payors and employer groups. The Company currently employs a sales and marketing staff of four persons to market the Company's systems. In addition, the senior members of the Company's management are actively engaged in marketing the Company's programs.

         The Company has conducted patient surveys and clinical studies designed to document the clinical and cost benefits that result from the application of its integrated information capture and delivery system. The results of these studies are being used to supplement the Company's marketing efforts. The Company intends to continue to promote the benefits of its products through publication in clinical journals and presentations at scientific conferences referencing the favorable near term-results of these studies. To date, these studies have pertained to the Company's asthma and diabetes programs.


Research and Development
------------------------

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

         The development and maintenance of the telecommunications and computer publishing systems through which the Company operates its integrated information capture and delivery system is a major component of its business. The communications and information technology industries are subject to rapid and significant technological change, and the ability of the Company to operate and compete is dependent in significant part on its ability to update and enhance its system continuously. In order to do so, the Company must be able to utilize effectively its research and development capabilities and implement new technology in order to enhance its systems. At the same time, the Company must not jeopardize its ability to contact patients and to process and publish patient information or adapt to customer preferences or needs. There can be no assurance that the Company will be able to develop and implement technological changes to its system. The Company maintains a significant investment in its technology, and therefore is subject to the risk of technological obsolescence. If the Company's technology were rendered obsolete, the Company's business and operating results would be materially adversely affected.

                                  RISK FACTORS
                                  ------------

         An investment in the Company's Common Stock is speculative in nature and involves a high degree of risk. No investment in the Company's Common Stock should be made by any person who is not in a position to lose the entire amount of such investment.

History of Operating Losses
---------------------------

         The Company has incurred losses in every quarter since its inception in February 1995. The Company's ability to operate profitably is dependent upon its ability to develop and market its products in an economically successful manner. No assurances can be given that the Company will be able to generate revenues or ever operate profitably in the future.

         The Company's prospects must be considered in light of the numerous risks, expenses, delays and difficulties frequently encountered in an industry characterized by intense competition, as well as the risks inherent in the development of new programs and the commercialization of new services. There can be no assurance that the Company will achieve recurring revenue or profitability on a consistent basis or at all.

         In October 1996 the Company began enrolling patients in its first disease state management program and only began substantial patient contacts during 1998. The Company currently has patients enrolled in five of its disease-specific programs. Through February 2000, an aggregate of approximately 550,000 persons have been enrolled in Company programs. The participation of patients in the Company's programs has been limited by several factors, including the limited ability of clients to provide the Company with accurate information with respect to the specific patient populations, including coding errors that necessitated extensive labor-intensive data processing prior to program implementation. In addition, the Company has encountered resistance from patients and other sources of information to the Company's systems.

Working Capital Shortfalls; Qualified Auditors' Opinion; Urgent Need for
------------------------------------------------------------------------
Working Capital
---------------

         The Company has never earned profits and has been dependent upon its initial public offering and private placements of its equity securities, through which the Company has raised over $20 million to date, to fund its working capital requirements. The Company has incurred operating losses of not less than $7.3 million during the year ended December 31, 1999 and had approximately $400,000 in working capital at December 31, 1999. The Company has had to seek private financing in order to continue its operations. Although the Company has secured limited funds through a working capital credit line, it anticipates, based on currently proposed plans and assumptions relating to its operations that, with available resources, the Company's contemplated cash requirements will be satisfied for no more than the first six months of calendar year 2000. The Company is seeking additional capital. If it is unable to identify additional sources of capital the Company could be required to curtail its activities or cease operations. As a result of the above, the Independent Auditors' Report on the Company's consolidated financial statements appearing at Item 8 includes an emphasis paragraph indicating that the Company's recurring losses from operations raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of their uncertainty.


Failure to Satisfy Listing Requirements Under The Nasdaq National Market;
-------------------------------------------------------------------------
Potential Limited Trading Market; Possible Volatility of Stock Price; Potential
-------------------------------------------------------------------------------
Effects of "Penny Stock" Rules
------------------------------

         In order for the Company's Common Stock to continue to be quoted on The Nasdaq National Market, it must have net tangible assets of at least $4 million. As of December 31, 1999, the Company's net tangible assets were less than $4 million. Accordingly, the Company expects that its Common Stock may be delisted from The Nasdaq National Market at any time. Nevertheless, the Company believes that it will satisfy the continuing listing criteria can continue to be listed on The Nasdaq Small Cap Market and if its shares are delisted from the Nasdaq National Market, that its Common Stock may be listed for trading on the Nasdaq Small Cap Market. No assurance can be given that the liquidity of the Common Stock will not be adversely affected if it is traded on The Nasdaq Small Cap Market ("Nasdaq"). In order to satisfy continued listed criteria on The Nasdaq Small Cap Market, a company must have net tangible assets of at least $2 million.

         No assurance can be given that the Company's Common Stock will maintain its listing on Nasdaq. If the failure to meet the maintenance criteria results in the Company's Common Stock no longer being eligible for quotation on Nasdaq, trading, if any, of the Common Stock would thereafter be conducted in the non-Nasdaq over-the-counter market. As a result of such delisting, an investor may find it more difficult to dispose of or to obtain accurate quotations as to the market value of the Company's Common Stock. In addition, if the Common Stock was to become delisted from trading on Nasdaq and the trading price of the Common Stock was less than $5.00 per share, trading in the Common Stock would also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser's written consent to the transaction prior to sale. The additional burdens imposed upon broker-dealers by such requirements may discourage them from effecting transactions in the Common Stock, which could severely limit the liquidity of the Common Stock and the ability to sell the Common Stock in the secondary market.

         In the absence of an active trading market, purchasers of the Common Stock may experience substantial difficulty in selling their shares. The trading price of our Common Stock is expected to be subject to significant fluctuations in response to variations in quarterly operating results, changes in analysts' earnings estimates and other factors. In addition, the stock market is subject to price and volume fluctuations that affect the market prices for companies and that are often unrelated to operating performance.

Resignations of Certain Officers and a Director; New Management
---------------------------------------------------------------

         Since January 2000, the Company has accepted the resignations of Neal Westermeyer, Chief Operating Officer; John V. Crisan, Chief Financial Officer; and Dr. David B. Nash, a member of the Company's Board of Directors. None of the foregoing individuals cited any disputes with the Company and all such individuals indicated that their reasons for departing from the Company were personal. As of the close of business on March 30, 2000, Donald A. Carlberg, the Company's Chief Executive Officer and President, has resigned his position and Roger Chaufournier has been appointed by the Board of Directors to serve as Chief Executive Officer and President. In light of these resignations, the Company has experienced a substantial change in management. It has appointed Kent Tapper as its acting Chief Financial Officer and is actively seeking to fill other management positions. No assurance can be given that the Company's current or future members of management will be able to operate the business of the Company effectively.

Terminability of Agreements; Exclusivity Provisions
---------------------------------------------------

         The Company's current services agreements with its customers generally may be terminated by those customers without cause upon notice of between 30 and 180 days. In addition, the Company has agreed not to engage or participate in any project other than those under development for Bristol-Myers that involve the development or implementation of a program similar to those developed for Bristol-Myers for specified time periods (the "Exclusivity Periods"). In general, at the completion of the Exclusivity Periods, Bristol-Myers has the right to negotiate an exclusive arrangement for these disease state management programs provided that a specified minimum number of patients have enrolled in the programs or that it agrees to pay an exclusivity fee. Bristol-Myers has the further right, in the event exclusive arrangements cannot be negotiated, to match any bona fide offers made to the Company for disease state management programs for these categories of patients for a period of time from the conclusion of the Exclusivity Periods. These exclusivity provisions could restrict the Company's ability to market its services to other customers. The Company will charge its customers a per patient program fee; however, while Bristol-Myers is required to enroll a minimum number of patients in the congestive heart failure and weight enhancement programs, there are no such requirements for any of the Company's other programs. In general, customer contracts may include significant performance criteria and implementation schedules for the Company. Failure to satisfy such criteria or meet such schedules could result in termination of the agreements.

New Concept; Uncertainty of Market Acceptance; Limitations of Commercialization
-------------------------------------------------------------------------------
Strategy
--------

         In connection with the commercialization of the Company's health information system, the Company is marketing new services designed to link patients, health care providers and payors in order to provide specialized disease management services for targeted chronic diseases. This is still perceived to be a new business concept in an industry characterized by an increasing number of market entrants who have introduced or are developing an array of new services. As is typical in the case of a new business concept, demand and market acceptance for newly introduced services are subject to a high level of uncertainty, and there can be no assurance as to the ultimate level of market acceptance for the Company's system, especially in the health care industry, in which the containment of costs is emphasized. Because of the subjective nature of patient compliance, the Company may be unable, for an extensive period of time, to develop a significant amount of data to demonstrate to potential customers the effectiveness of its services. Even after such time, no assurance can be given that the Company's data and results will be convincing or determinative as to the success of its system. There can be no assurance that increased marketing efforts and the implementation of the Company's strategies will result in market acceptance for its services or that a market for the Company's services will develop or not be limited.

Unpredictability of Patient Behavior May Affect Success of Programs
-------------------------------------------------------------------

         The ability of the Company to monitor and modify patient behavior and to provide information to health care providers and payors, and consequently the success of the Company's disease state management system, will be dependent upon the accuracy of information received from patients. The Company does not expect that it will take specific measures to determine the accuracy of information provided to the Company by patients regarding their medical histories. No assurance can be given that the information provided to the Company by patients will be accurate. To the extent that patients have chosen not to comply with prescribed treatments, such patients might provide inaccurate information to avoid detection. Because of the subjective nature of medical treatment, it will be difficult for the Company to validate or confirm any such information. In the event that patients enrolled in the Company's programs provide inaccurate information to a significant degree, the Company would be materially and adversely affected. Furthermore, there can be no assurance that patient interventions by the Company will be successful in modifying patient behavior, improving patient health or reducing costs. Many potential customers may seek data from the Company with respect to the results of its programs prior to retaining it to develop new disease state management or other health information programs. The Company's ability to market its system to new customers may be limited if it is unable to demonstrate successful results for its programs.

Competition
-----------

         The market for health care information products and services is intensely competitive. Competitors vary in size and in scope and breadth of products and services offered, and the Company competes with various companies in each of its disease target markets. Many of the Company's competitors have significantly greater financial, technical, product development and marketing resources than the Company. Furthermore, other major information, pharmaceutical and health care companies not presently offering disease management or other health care information services may enter the markets in which the Company intends to compete. In addition, with sufficient financial and other resources, many of these competitors may provide services similar to those of the Company without substantial barriers. The Company does not possess any patents with respect to its integrated information capture and delivery system.

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

         The Company is aware of several large pharmaceutical and medical service companies that have publicly stated that they intend to be involved in providing comprehensive disease management services. The Company believes that the principal competitive factors in its market are the ability to link patients, health care providers and payors, and provide the relevant health care information at an acceptable cost. In addition, the Company believes that the ability to anticipate changes in the health care industry and identify current needs are important competitive factors. There can be no assurance that competitive pressures will not have a material adverse effect on the Company.

Substantial Fluctuation in Quarterly Operating Results
------------------------------------------------------

         The Company's results of operations have fluctuated significantly from quarter to quarter as a result of a number of factors, including the volume and timing of sales and the rate at which customers implement disease state management and other health information programs within their patient populations. Accordingly, the Company's future operating results are likely to be subject to variability from quarter to quarter and could be adversely affected in any particular quarter.

Dependence on Data Processing and Telephone Equipment
-----------------------------------------------------

         The business of the Company is dependent upon its ability to store, retrieve, process and manage data and to maintain and upgrade its data processing capabilities. Interruption of data processing capabilities for any extended length of time, loss of stored data, programming errors, other computer problems or interruptions of telephone service could have a material adverse effect on the business of the Company.

Quality Control
---------------

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

Government Regulation
---------------------

         The health care industry, including the current and proposed business of the Company, is subject to extensive regulation by both the Federal and state governments. A number of states have extensive licensing and other regulatory requirements applicable to companies that provide health care services. Additionally, services provided to health benefit plans in certain cases are subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA") and may be affected by other state and Federal statutes. Generally, state laws prohibit the practice of medicine and nursing without a license. Many states interpret the practice of nursing to include health teaching, health counseling, the provision of care supportive to or restorative of life and well being and the execution of medical regimens prescribed by a physician. Accordingly, to the extent that the Company assists providers in improving patient compliance by publishing educational materials or providing behavior modification training to patients, such activities could be deemed by a state to be the practice of medicine or nursing. Although the Company has not conducted a survey of the applicable law in all 50 states, it believes that it is not engaged in the practice of medicine or nursing. There can be no assurance, however, that the Company's operations will not be challenged as constituting the unlicensed practice of medicine or nursing. If such a challenge were made successfully in any state, the Company could be subject to civil and criminal penalties under such state's law and could be required to restructure its contractual arrangements in that state. Such results or the inability to successfully restructure its contractual arrangements could have a material adverse effect on the Company.

         The Company is subject to state laws governing the confidentiality of patient information. A variety of statutes and regulations exist safeguarding privacy and regulating the disclosure and use of medical information. State constitutions may provide privacy rights and states may provide private causes of action for violations of an individual's "expectation of privacy." Tort liability may result from unauthorized access and breaches of patient confidence. The Company intends to comply with state law and regulations governing medical information privacy.

         In addition, on August 21, 1996 Congress passed the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), P.L. 104-191. This legislation requires the Secretary of the Department of Health and Human Services to adopt national standards for electronic health transactions and the data elements used in such transactions. The Secretary is required to adopt safeguards to ensure the integrity and confidentiality of such health information. Violation of the standards is punishable by fines and, in the case of wrongful disclosure of individually identifiable health information, imprisonment. The Secretary is in the process of promulgating and publishing proposed rules addressing the standards, however, no final rules have been adopted to date. Final rules may be adopted during 2000. Although the Company intends to comply with all applicable laws and regulations regarding medical information privacy, failure to do so could have an adverse effect on the Company's business.

         The Company and its customers may be subject to Federal and state laws and regulations that govern financial and other arrangements among health care providers. These laws prohibit certain fee splitting arrangements among health care providers, as well as direct and indirect payments, referrals or other financial arrangements that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. Possible sanctions for violation of these restrictions include civil and criminal penalties. Specifically, HIPAA increased the amount of civil monetary penalties from $2,000 to $10,000. Criminal penalties range from misdemeanors, which carry fines of not more than $10,000 or imprisonment for not more than one year, or both, to felonies, which carry fines of not more than $25,000 or imprisonment for not more than five years, or both. Further, criminal violations may result in permanent mandatory exclusions and additional permissive exclusions from participation in Medicare and Medicaid programs.

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

Significant and Extensive Changes in the Health Care Industry
-------------------------------------------------------------

         The health care industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of health care industry participants. Several lawmakers have announced that they intend to propose programs to reform the U.S. health care system. These programs may contain proposals to increase governmental involvement in health care, lower reimbursement rates and otherwise change the operating environment for the Company and its targeted customers. Health care industry participants may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring certain expenditures, including those for the Company's programs. The Company cannot predict what impact, if any, such changes in the health care industry might have on its business, financial condition and results of operations. In addition, many health care providers are consolidating to create larger health care delivery enterprises with greater regional market power. As a result, the remaining enterprises could have greater bargaining power, which may lead to price erosion of the Company's programs. The failure of the Company to maintain adequate price levels could have a material adverse effect on the Company.

Significant Customer Concentration
----------------------------------

         The Company's current contracts are concentrated in a small number of customers, with several of the Company's most significant contracts being with Bristol-Myers, Aetna U.S. HealthCare and Astra Zeneca. The Company expects that its sales of services will be concentrated in a small number of customers for the foreseeable future. Consequently, the loss of any one of its customers could have a material adverse effect on the Company and its operations. There can be no assurance that customers will maintain their agreements with the Company, enroll a sufficient number of patients in the programs developed by the Company for the Company to achieve or maintain profitability, or that customers will renew their contracts upon expiration or on terms favorable to the Company.

Dependence on Customers for Marketing and Patient Enrollment
------------------------------------------------------------

         The Company has limited financial, personnel and other resources to undertake extensive marketing activities. One element of the Company's marketing strategy involves marketing specialized disease state management programs to pharmaceutical companies and managed care organizations, with the intent that those customers will market the program to parties responsible for the payment of health care costs, who will enroll patients in the programs. Accordingly, the Company, will to a degree, be dependent upon its customers, over whom it has no control, for the marketing and implementation of its programs and for the receipt of valid patient information. The timing and extent of patient enrollment is completely within the control of the Company's customers. The Company has faced difficulty in receiving reliable patient information from certain of its customers, which has hampered its ability to complete certain of its projects. To the extent that an adequate number of patients are not enrolled in the program, or enrollment of initial patients by a customer is delayed for any reason, the Company's revenue may be insufficient to support its activities.

Control of the Company
----------------------

         The Company is controlled by the executive officers, directors and certain stockholders of the Company who beneficially own in the aggregate approximately 44.5% of the outstanding Common Stock. As a result of such ownership, these stockholders, in the event they act in concert, will have control over the management policies of the Company and all matters requiring approval by the stockholders of the Company, including the election of directors.

Potential Liability and Insurance
---------------------------------

         The Company will provide information to health care providers and managed care organizations upon which determinations affecting medical care will be made, and it could share in potential liabilities for resulting adverse medical consequences to patients. In addition, the Company could have potential legal liability in the event it fails to record or disseminate correctly patient information. The Company maintains an errors and omissions insurance policy with coverage of $5 million in the aggregate and per occurrence. Although the Company does not believe that it will directly engage in the practice of medicine or direct delivery of medical services and has not been a party to any such litigation, it maintains a professional liability policy with coverage of $10 million in the aggregate and per occurrence. There can be no assurance that the Company's procedures for limiting liability have been or will be effective, that the Company will not be subject to litigation that may adversely affect the Company's results of operations, that appropriate insurance will be available to it in the future at acceptable cost or at all or that any insurance maintained by the Company will cover, as to scope or amount, any claims that may be made against the Company.

Intellectual Property
---------------------

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

Employees
---------

         As of February 29, 2000, the Company had 93 full and part-time employees.

Financial Information
---------------------

         For financial information concerning the Company, see the financial statements and the notes thereto included elsewhere herein.


Item 2. DESCRIPTION OF PROPERTIES.

         The Company's executive and corporate offices are located in Rochester, New York in approximately 13,000 square feet of leased office space under an operating lease that expires on December 31, 2000. The Company leases office space for its Demand Management call center in Wayne, Pennsylvania in approximately 2,047 square feet of leased office space under a lease agreement that expires in May 2001. The Company also leases office space for its Internet Technology Group in Paoli, Pennsylvania in approximately 5,000 square feet of leased office space under a lease agreement that expires in August 2002.

         The Company believes its plants and facilities are suitable and adequate, and have sufficient productive capacity, to meet its current needs.


Item 3. LEGAL PROCEEDINGS.

         Neither the Company nor any of its subsidiaries is a party to any material legal proceedings.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1999.

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

                                       HIGH              LOW
                                       ----              ---

       1998
       ----
       First Quarter                   $4.50             $2.63
       Second Quarter                  $5.00             $2.50
       Third Quarter                   $3.44             $1.81
       Fourth Quarter                  $1.88             $1.00

       1999
       ----
       First Quarter                   $2.81             $1.31
       Second Quarter                  $2.88             $2.13
       Third Quarter                   $3.00             $1.88
       Fourth Quarter                  $3.00             $1.38

(b) Holders

      The approximate record number of holders of the Company's common stock as of February 29, 2000 is 80. However, the Company believes that there are in excess of 750 beneficial holders of Common Stock of the Company.

(c) Dividends

      The Company has never paid cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain all future earnings, if any, to fund the development and growth of its business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors.

Item 6. SELECTED FINANCIAL DATA.



                                                                                                                    PERIOD FROM
                                                                                                                    FEB. 22, 1995
                                                                YEAR ENDED DECEMBER 31,                            (INCEPTION) TO
                                           ----------------------------------------------------------------------    DECEMBER 31,
                                               1999              1998              1997              1996               1995
                                               ----              ----              ----              ----               ----
Statement of Operations Data:

Revenues                                   $  3,545,207      $  2,344,072      $  2,062,373      $    845,412      $    113,000
                                           ------------      ------------      ------------      ------------      ------------

Costs and Expenses:
  Cost of Sales                               5,614,128         4,011,710         2,574,214           748,322           111,870
  Sales and Marketing                         2,445,425         1,929,525         1,853,224           913,547           375,384
  General and Administrative                  1,885,566         1,490,210         1,244,287         1,760,760           678,498
  Research and Development                      967,365           298,686           489,115           310,552            89,909
                                           ------------      ------------      ------------      ------------      ------------

    Total Costs and Expenses                 10,912,484         7,730,131         6,160,840         3,733,181         1,255,661
                                           ------------      ------------      ------------      ------------      ------------

Operating Loss                               (7,367,277)       (5,386,059)       (4,098,467)       (2,887,769)       (1,142,661)

Other Income (Expenses)                        (250,897)          556,592           835,116            81,333            26,009
                                           ------------      ------------      ------------      ------------      ------------


Net Loss                                   $ (7,618,174)     $ (4,829,467)     $ (3,263,351)     $ (2,806,436)     $ (1,116,652)
                                           ============      ============      ============      ============      ============


Net Loss Per Share - Basic and Diluted     $      (0.95)     $      (0.60)     $      (0.41)     $      (0.44)     $      (0.18)
                                           ============      ============      ============      ============      ============

Weighted Average Common
  Common Shares Outstanding                   8,032,533         8,018,398         7,980,094         6,347,716         5,954,299
                                           ============      ============      ============      ============      ============


                                                                          YEAR ENDED DECEMBER 31,
                                           ------------------------------------------------------------------------------------
                                               1999              1998              1997              1996              1995
                                               ----              ----              ----              ----              ----
Balance Sheet Data:

Cash and Cash Equivalents                  $    489,521      $  6,316,955      $    779,317      $ 15,666,609      $  1,182,080
Working Capital                                 414,132         7,992,894        13,242,387        14,591,700           611,655
Total Assets                                  3,844,395        10,519,727        15,036,473        17,085,387         1,763,629
Long Term Obligations                           500,000                --                --                --                --
Total Liabilities                             1,427,732           894,339           587,728         1,631,650           598,464
Total Stockholders' Equity                    2,416,663         9,625,388        14,448,745        15,453,737         1,165,165



Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Management's discussion and analysis provides a review of the Company's operating results for the years ended December 31, 1999, 1998 and 1997, and its financial condition at December 31, 1999. The focus of this review is on the underlying business reasons for significant changes and trends affecting the revenues, net losses, and financial condition of the Company. This review should be read in conjunction with the accompanying consolidated financial statements.

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

Overview
--------

         The Company was formed on February 22, 1995. Although the Company has completed the development of its integrated information capture and delivery system and has developed several disease state management programs for specific diseases, the Company is continuing to refine its products for additional applications. In October 1996 the Company began enrolling patients in its first disease state management program and began substantial patient contacts during 1998. The Company currently has patients enrolled in five of its disease-specific programs. Through February 2000, an aggregate of over 550,000 persons have enrolled and participated in Company programs. The enrollment of patients in the Company's programs has been limited by several factors, including the limited ability of clients to provide the Company with accurate information with respect to the specific patient populations, including coding errors that necessitated extensive labor-intensive data processing prior to program implementation. In addition, the Company has encountered resistance from patients and other sources of information to the Company's systems.

         In response to these market dynamics, the Company has taken several tactical and strategic steps including, formal designation of internal personnel at customer sites to assist clients with implementation; closer integration of Company systems personnel with clients to facilitate accurate data transfers; and most importantly, promotion of a broader product line to enable clients to enter the Company's disease management programs through a variety of channels. The Company also markets two additional services, demand management services and automated surveys (general health and disease-specific), both of which can provide mechanisms for enrollment to the Company's disease management programs. Nevertheless, no assurance can be given that the Company's efforts will succeed in increasing patient enrollment in Company programs.

         The Company has entered into services agreements to develop, implement and operate programs for: (i) patients who have recently experienced certain cardiovascular events; (ii) patients who have been diagnosed with primary congestive heart failure; (iii) patients suffering from anorexia or cachexia secondary to diagnosis of cancer or AIDS; (iv) patients suffering from chronic pain, and (v) patients who are at increased risk of suffering from epilepsy. In addition, the Company has entered into services agreements to operate its disease management programs for patients suffering from asthma, diabetes and hypertension. These contracts provide for fees paid by its customers based upon the number of patients participating in each of its programs, as well as initial program development fees from customers for the development of a disease-specific program. To the extent that the Company has had limited enrollment of patients in its programs, the Company's operations revenue has been, and may continue to be limited. Moreover, as the Company has completed the development of its primary disease management programs, it anticipates that development revenue will continue to be minimal unless and until the Company enters into new development agreements. The Company's program development contracts typically require payment from the customer at the time that the contract is executed, with additional payments made as certain development milestones are met. Development contract revenue is recognized on a percentage of completion basis, in accordance with the ratio of total development cost incurred to the estimated total development costs for the entire project. Losses, if any, related to program development will be recognized in full as identified. The Company's contracts call for a fixed program operational fee to be paid by the customer for each patient enrolled for a series of program services as defined in the contract. The timing of customer payments for the delivery of program services varies by contract. Revenues from program operations are recognized ratably as the program services are delivered. The amount of the per patient fee varies from program to program depending upon the number of patient contacts required, the complexity of the interventions and the detail of the reports generated. The Company has not capitalized any costs related to the development of software for use in its disease state management programs since all of such software has been developed for internal use.

         Revenues from Operations, which includes fees received by the Company for operating its programs, has increased substantially and has become the most significant source of the Company's revenues. Furthermore, as enrollment in Company operated disease management programs continues to increase and these revenue sources have become the primary source of the Company's revenues. The Company is continuing to devote significant marketing efforts to increasing the number of disease and demand management programs that are in operation as well as development resources to expand its products that include licensing of Internet-based technology. Nevertheless, the Company is still supporting a substantial infrastructure in maintaining the capacity necessary to deliver its services and to offer its services to new customers. Therefore, the Company will be required to increase substantially the number of patient contacts and management programs to cover the costs necessary to maintain the capability to service its customers. In that the Company only began substantial patient contacts during 1998 and has still, to this date, increased contacts at a relatively slow rate, the Company is continually examining its costing structures to determine the levels that will be necessary to achieve profitability.

         The sales cycle for the Company's programs may be extensive from initial contact to contract execution. During these periods, the Company may expend substantial time, effort and funds to prepare a contract proposal and negotiate the contract. The Company may be unable to consummate a commercial relationship after the expenditure of such time, effort and financial resources.

         The Company began to provide other services to customers in the healthcare industry during 1997, which included new applications of its information capture and delivery system. These consisted of patient surveys, health risk assessments, nursing support lines and marketing support functions.

         In February 1999, the Company, through its newly formed, wholly-owned subsidiary, Patient Infosystems Acquisition Corp., acquired substantially all of the assets of HealthDesk Corporation, a consumer healthcare software company, primarily engaged in the business of designing and developing Internet-based products in the healthcare, wellness and disease management industries for $761,463. The Company obtained funds for the HealthDesk acquisition from its available cash. The assets that were acquired by the Company included inventory, intellectual property, hardware and software.

         During 1999, as a result of its continuing losses, the Company felt the pressure of severe working capital short falls. By the end of 1999, the Company's available cash had been reduced to a level that threatened to severely limit its operations. Although the Company established lines of credit in the amount of $1.5 million in December 1999 and $1 million in March 2000, as discussed below, the Company is continuing to incur losses and must identify substantial additional capital to sustain its operations. As a result of the above, the Independent Auditors' Report on the Company's consolidated financial statements appearing at Item 8 includes an emphasis paragraph indicating that the Company's recurring losses from operations raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of their uncertainty.

         In December 1999, the Company established a credit facility with Norwest Bank Iowa, National Association ("Norwest) for $1.5 million (the "Original Line of Credit"). The Original Line of Credit is guaranteed by two of the Company's directors: John Pappajohn and Derace L. Schaffer (the
"Original Guarantees"). In March 2000, the Original Line of Credit was increased to a total of $2.5 million (the "Line of Credit") and also guaranteed by Messrs. Pappajohn and Schaffer (the "Additional Guarantees").

         Interest under the Line of Credit is the prime rate of interest established by Norwest or, at the Company's election, the LIBOR Rate Option. The principal and any unpaid interest under the Line of Credit is due and payable in a single payment on March 31, 2001. In conjunction with the Line of Credit, the Company granted to Norwest a security interest in all of the Company's assets.

         In consideration of the Original Guarantees, the Company granted to each of Messrs. Pappajohn and Schaffer warrants to purchase 187,500 shares of the Company's Common Stock at an exercise price of $1.5625 per share, which was the closing price of the Company's Common Stock on December 28, 1999. In consideration of the Additional Guarantees, the Company intends to grant to each of Messrs. Pappajohn and Schaffer warrants to purchase 125,000 shares of the Company's Common Stock at an exercise price of $2.375 per share, which was the closing price of the Company's Common Stock on March 21, 2000.

RESULTS OF OPERATIONS
---------------------

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         Revenues

         Revenues are comprised of revenues from operations fees, development fees and licensing fees. Revenues increased 51% from $2,344,072 for the year ended December 31, 1998 to $3,545,207 for the year ended December 31, 1999. A summary of these revenues by category is as follows:

                     DECEMBER 31,    DECEMBER 31,
Revenues                1999            1998
--------                ----            ----

Operations Fees      $3,270,900     $1,385,720
Development Fees        227,307        689,157
Licensing Fees           47,000        269,195
                     ----------     ----------
Total Revenues       $3,545,207     $2,344,072
                     ==========     ==========

         Revenues from operations fees increased 136% from $1,385,720 for the year ended December 31, 1998 to $3,270,900 for the year ended December 31, 1999. Operations revenues are generated as the Company provides services to its customers for their disease-specific programs. Operations revenues increased significantly in 1999, as the Company continued to increase the membership levels in the Company's disease management programs and demand management programs.

         Revenues from development fees decreased 67% from $689,157 for the year ended December 31, 1998 to $227,307 for the year ended December 31, 1999. The Company received $689,157 in development revenues for the year ended December 31, 1998, related almost entirely to fees from Bristol-Myers ("BMS") for the development of disease state management agreements. In 1999, the Company received development revenues from a variety of other customers (including BMS) related to other disease-specific programs. The Company has completed substantially all services under these agreements and is currently receiving revenues in connection with the development of only three programs. Development revenues include clinical, technical and operational design or modification of the Company's primary disease management programs. Development revenues have declined from year to year since the year ended December 31, 1997, as the Company reduced the amount of development work it has performed for its customers. The Company anticipates that revenue from development fees will continue to decline unless the Company enters into new development agreements.

         Revenues from licensing fees decreased 83% from $269,195 for the year ended December 31, 1998 to $47,000 for the year ended December 31, 1999. Licensing revenue represents amounts that the Company charges its customers, either on a one-time only or continuing basis, for the right to enroll patients in or the right to license other entities certain of its programs, primarily but not limited to, the Company's Internet-based Case Management Support System product line or its standardized asthma and diabetes programs. The Company had licensing fees of $47,000 from the sale of its Internet-based products in 1999.

         The Company also provides other services to customers in the healthcare industry that involve new applications of its information capture and delivery system. These services include patient surveys, health risk assessments, patient satisfaction surveys, physician education programs and marketing support functions.

         Costs and Expenses

         Cost of sales include salaries and related benefits, services provided by third parties, and other expenses associated with the development of the Company's customized disease state management programs, as well as the operation of each of its disease state management programs.

         Cost of sales increased 40% from $4,011,710 for the year ended December 31, 1998 to $5,614,128 for the year ended December 31, 1999. The increase in these costs primarily reflects an increased level of program development and operational activities, as well as the Company's creation of the capacity necessary to handle anticipated increases in the number of individuals to whom the Company provides services.

         Sales and marketing expenses increased 27% from $1,929,525 for the year ended December 31, 1998 to $2,445,425 for the year ended December 31, 1999. These costs consist primarily of salaries, related benefits and travel costs, sales materials and other marketing related expenses. Increased spending in this area is attributable to the Company's efforts to expand its sales and marketing staff during the year ended December 31, 1999. It is anticipated that the Company will continue to invest heavily in the sales and marketing process in future periods, though at somewhat lower levels.

         General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operating expenses of the Company. General and administrative expenses increased 27% from $1,490,210 for the year ended December 31, 1998 to $1,885,566 for the year ended December 31, 1999. These expenditures were incurred to develop the corporate infrastructure necessary to support anticipated program development and operations growth. The increase in these costs was caused by an increase in the Company's level of business activity and the addition of required administrative personnel. The Company expects that general and administrative expenses will decrease in future periods as expense controls and infrastructure reductions are implemented.

         Research and development expenses consist primarily of salaries and related benefits and administrative costs allocated to the Company's research and development personnel for development of certain components of its integrated information capture and delivery system, its Internet-based software products and its standardized disease state management programs. Research and development expenses increased 224% from $298,686 for the year ended December 31, 1998 to $967,365 for the year ended December 31, 1999. The increase in research and development expenses reflects the Company's acquisition of Healthdesk in February 1999, which became the Company's Internet Technology development group devoting most of its efforts to the development of the Company's Internet-based software products.

         Other Income/Expense is comprised of interest income and losses on investments. The net totals are as follows:

                                             DECEMBER 31   DECEMBER 31
                                                1999          1998
                                                ----          ----

                  Interest income            $ 166,164      $ 556,592
                  Losses on investment
                       Pati Canada            (167,063)            --
                       Pulse Group            (250,000)            --
                                             ---------      ---------

                  Total Income/(Expense)     $(250,897)     $ 556,592
                                             ---------      ---------

Interest income is generated primarily from cash balances and short-term money market investments. Interest income decreased to $166,164 for the year ended December 31, 1999 from $556,592 for the year ended December 31, 1998. The decrease in interest income reflects the use by the Company of its available cash and the reduction of proceeds that can earn interest.

Losses on investments are associated with two unrelated investments by the
Company: (1) Patient Infosystems Canada, Inc. ("Pati Canada") and (2) the Pulse Group. At the end of 1998, the Company entered into a joint venture agreement with MacLean Hunter Publishing Limited to market and sell, on an exclusive basis in Canada, products and services developed by the Company and to jointly manage, finance and operate the business entity Pati Canada. The venture was dedicated to the development of a commercially viable business built around the sale, marketing and service of the Company's products and services in Canada. The loss of $167,063 reported for 1999 represents the Company's share of the loss incurred by the venture. On October 1, 1999, the Company acquired 100% control of the venture and the results of operations from that day forward are included in the Company's consolidated financial statements. The Company's 1997 investment in the Pulse Group was deemed to be no longer realizable as of June 30, 1999, and the initial total investment of $250,000 was recorded as an investment loss.

         The Company had a net loss of $7,618,174 for the year ended December 31, 1999, compared to $4,829,467 for the year ended December 31, 1998. This represents a loss of $.95 per share for 1999 and $.60 for 1998.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         Revenues

         Revenues are comprised of revenues from operations fees, development fees and licensing fees. Revenues increased 14% from $2,062,373 for the year ended December 31, 1997 to $2,344,072 for the year ended December 31, 1998. A summary of these revenues by category is as follows:

                     DECEMBER 31,   DECEMBER 31,
REVENUES                1998            1997
--------                ----            ----

Operations Fees      $1,385,720     $  735,841
Development Fees        689,157        826,532
Licensing Fees          269,195        500,000
                     ----------     ----------

Total Revenues       $2,344,072     $2,062,373
                     ==========     ==========

         Revenues from operations increased 88% from $735,841 for the year ended December 31, 1997 to $1,385,720 for the year ended December 31, 1998. Operations revenues are generated as the Company provides services to its customers for their disease-specific programs. Operations revenues increased significantly in 1998, as the Company continues to increase the membership levels in the Company's disease state management programs and primarily from the Company's demand management programs. The demand management programs operate from the Company's medical call center, which was established in May 1998, in Wayne, Pennsylvania The medical call center is staffed by registered nurses on a 24-hour, 7-day a week schedule.

         Revenues from development fees decreased 17% from $826,532 for the year ended December 31, 1997 to $689,157 for the year ended December 31, 1998. The Company received $689,157 in development revenues for the year ended December 31, 1998, related almost entirely to fees from Bristol-Myers for the development of disease state management agreements. The Company also received development revenues from a small number of other customers related to other disease-specific programs. Development revenues include clinical, technical and operational design or modification of the Company's primary disease management programs. Development revenue declined from the year ended December 31, 1997 to December 31, 1998 because the Company reduced its development fees charged to certain customers.

         Revenues from licensing fees decreased 46% from $500,000 for the year ended December 31, 1997 to $269,195 for the year ended December 31, 1998. Licensing revenue represents amounts that the Company charges its customers, on a one-time fee basis, for the right to enroll patients in or the right to license other entities certain of its programs, primarily but not limited to, the Company's standardized asthma and diabetes programs. Licensing fees received in 1998 included $99,750 from the sale of consumer healthcare software which are Internet based products.

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

         Cost of sales increased 56% from $2,574,214 for the year ended December 31, 1997 to $4,011,710 for the year ended December 31, 1998. The increase in these costs primarily reflected an increased level of program development and operational activities, as well as the Company's creation of the capacity necessary to handle anticipated increases in the number of individuals to whom the Company provides services.

         Sales and marketing expenses increased 4% from $1,853,224 for the year ended December 31, 1997 to $1,929,525 for the year ended December 31, 1998. These costs consist primarily of salaries, related benefits and travel costs, sales materials and other marketing related expenses. Spending in this area remained relatively consistent with the prior year because the Company's sales and marketing staff did not expand during the twelve month period ended December 31, 1998.

         General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operating expenses of the Company. General and administrative expenses increased 20% from $1,244,287 for the year ended December 31, 1997, to $1,490,210 for the year ended December 31, 1998. These expenditures were incurred to develop the corporate infrastructure necessary to support anticipated program development and operations. The increase in these costs was caused by an increase in the Company's level of business activity, and the addition of required administrative personnel.

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

         Liquidity and Capital Resources

         At December 31, 1999 the Company had working capital of $414,132, as compared to working capital of $7,992,894 at December 31, 1998 which has diminished further since such date. Since its inception the Company has primarily funded its operations, working capital needs and capital expenditures from the sale of equity securities. On December 19, 1996 the Company completed an initial public offering of its common stock which generated net proceeds to the Company of $14,082,048. On January 8, 1997, an additional 300,000 shares of common stock were sold pursuant to an underwriters over-allotment provision, which generated net proceeds to the Company of $2,232,000. Recognizing that the Company's working capital was depleted, the Company commenced a private placement of equity securities in October 1999 which was not completed. In December 1999, the Company established a credit facility for $1,500,000 guaranteed by two of the Company's Board members. In March, 2000, the facility was increased by an additional $1,000,000 also guaranteed by the same Board members. In connection with the 1999 guarantees, the Board members were granted warrants to purchase a total of 375,000 shares of Common Stock for $1.5625 per share.

         The Company has expended significant amounts to expand its operational capabilities including increasing its administrative and technical costs. While the Company has curtailed its spending levels in recent months, to the extent that revenues do not increase substantially, the Company's losses will continue and its available capital will diminish further. The Company will be required to seek additional capital immediately or cease its operations. The Company has no identified source of additional capital and no assurance can be given that additional capital will be available on terms that will be satisfactory to the Company. As a result of the above, the Independent Auditor's Report on the Company's consolidated financial statements appearing at Item 8 includes an emphasis paragraph indicating that the Company's recurring losses from operations raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of their uncertainty.


         Capital expenditures during 1999 were $433,598, as compared to expenditures of $594,663 during 1998 and $394,161 during 1997. The expenditures during these periods represented the purchase of the significant technology platform components of the integrated information capture and delivery system as well as purchases required to support the Company's growing employee base.

         Inflation

         Inflation did not have a significant impact on the Company's costs during 1999, 1998 or 1997. The Company continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

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

         Year 2000 Issues

The Company suffered no ill effects from Year 2000 related technological issues or otherwise.

         Forward-Looking Statements

         When used in this and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result," "expects," "plans," "will continue," "is anticipated," "estimated," "project," or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to changes in interest rates primarily in its cash transactions. The Company does not believe it is exposed to changes in foreign currency exchange rates because it does not currently invest in foreign currency instruments. A discussion of the Company's accounting policies for financial instruments is included in the Summary of Significant Accounting Policies in the Notes to the Financial Statements. While the Company's current international operations are limited to Canada, it does not invest its cash in foreign currency instruments nor does it maintain cash in Canada except to facilitate inter-country transactions. The balances the Company has in cash or cash equivalents are generally available without legal restrictions to fund ordinary business operations. The Company regularly invests excess operating cash in certificates of deposit and U.S. government bonds and other bonds that are subject to changes in short-term interest rates. Accordingly, the Company believes that the market risk arising from its holding of these financial instruments is minimal. The Company made purchases of available-for-sale securities of $21,073 in 1999 and $7,826,910 in 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA




         Index to Financial Statements                               Page
         -----------------------------                               ----

         Independent Auditors' Report                                25
         Consolidated Balance Sheets                                 26
         Consolidated Statements of Operations                       27
         Consolidated Statements of Stockholders' Equity             28
         Consolidated Statements of Cash Flows                       29
         Notes to Consolidated Financial Statements                  30

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Patient Infosystems, Inc.
  Rochester, New York


We have audited the accompanying consolidated balance sheets of Patient Infosystems, Inc. and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Patient Infosystems, Inc. and subsidiary at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note
10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Deloitte & Touche LLP
Rochester, New York
January 28, 2000
(March 21, 2000 as to Note 11)

PATIENT INFOSYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
-------------------------------------------------------------------------------


ASSETS                                                                            1999                 1998

CURRENT ASSETS:
  Cash and cash equivalents                                                  $    489,521         $  6,316,955
  Available-for-sale securities                                                         -            1,029,674
  Accounts receivable (net of doubtful accounts allowance of $50,000)             650,279            1,320,626
  Prepaid expenses and other current assets                                       126,613              219,978
  Employee notes receivable                                                        75,451                    -
                                                                            ----------------------------------
        Total current assets                                                    1,341,864            8,887,233

PROPERTY AND EQUIPMENT, net                                                     1,291,351            1,182,494

Debt Issuance Costs                                                               382,500                    -
Intangible Assets (net of accumulated amortization of $38,055)                    584,669
Other Assets                                                                      244,011              450,000
                                                                            ----------------------------------

TOTAL ASSETS                                                                 $  3,844,395         $ 10,519,727
                                                                            ----------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                           $    496,533         $    304,436
  Accrued salaries and wages                                                      190,232              277,931
  Accrued expenses                                                                 22,767               58,904
  Deferred revenue                                                                218,200              253,068
                                                                            ----------------------------------
        Total current liabilities                                                 927,732              894,339

LONG TERM DEBT                                                                    500,000                    -

COMMITMENTS  (Note 8)

STOCKHOLDERS' EQUITY:
  Common stock - $.01 par value:  shares - authorized:
    20,000,000; issued and outstanding:  1999 - 8,040,202
    1998 - 8,020,042                                                               80,402               80,200
  Additional paid-in capital                                                   21,968,536           21,561,094
  Accumulated other comprehensive income                                            1,805                    -
  Accumulated deficit                                                         (19,634,080)         (12,015,906)
                                                                            ----------------------------------
        Total stockholders' equity                                              2,416,663            9,625,388
                                                                            ----------------------------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $  3,844,395         $ 10,519,727
                                                                            ==================================


See notes to consolidated financial statements.

PATIENT INFOSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                             1999                 1998                 1997

REVENUES                                $  3,545,207         $  2,344,072         $  2,062,373
                                      --------------------------------------------------------

COSTS AND EXPENSES:
  Cost of revenue                          5,614,128            4,011,710            2,574,214
  Sales and marketing                      2,445,425            1,929,525            1,853,224
  General and administrative               1,885,566            1,490,210            1,244,287
  Research and development                   967,365              298,686              489,115
                                      --------------------------------------------------------

        Total costs and expenses          10,912,484            7,730,131            6,160,840
                                      --------------------------------------------------------
OPERATING LOSS                            (7,367,277)          (5,386,059)          (4,098,467)

Other income (expense)                      (250,897)             556,592              835,116
                                      --------------------------------------------------------


NET LOSS                                $ (7,618,174)        $ (4,829,467)        $ (3,263,351)
                                      --------------------------------------------------------
NET LOSS PER SHARE - BASIC
   AND DILUTED                          $       (.95)        $       (.60)        $       (.41)
                                      --------------------------------------------------------
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                      8,032,533            8,018,398            7,980,094
                                      --------------------------------------------------------



See notes to consolidated financial statements.

PATIENT INFOSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                Additional Accum'd Other                  Total        Total
                                               Common Stock      Paid-in   Comprehensive Accumulated Stockholders' Comprehensive
                                             Shares     Amount   Capital      Income       Deficit      Equity         Loss

Balances, January 1, 1997                 7,653,202   $ 76,532 $19,300,293    $    -   $(3,923,088)  $15,453,737

Sale of common stock at $8.00
per share in January 1997
(net of issuance costs
of $168,000)                                300,000      3,000   2,229,000          -            -     2,232,000

Compensation expense related
to issuance of stock warrants                     -          -       8,283          -            -         8,283

Exercise of stock options                    58,320        583      12,433          -            -        13,016

Unrealized gain on investments
available-for-sale                                -          -           -      5,060            -         5,060    $     5,060

Net loss for the year end
      December 31, 1997                           -          -           -          -   (3,263,351)   (3,263,351)    (3,263,351)
                                         ---------------------------------------------------------------------------------------

                                                                                                                    $(3,258,291)
                                                                                                                    ============

Balances, December 31, 1997               8,011,522     80,115  21,550,009      5,060   (7,186,439)   14,448,745

Compensation expense related
to issuance of stock warrants                     -          -       7,388          -            -         7,388

Exercise of stock options                     8,520         85       3,697          -            -         3,782

Unrealized loss on investments
available-for-sale                                -          -           -     (5,060)           -        (5,060)   $    (5,060)

Net loss for the year end
      December 31, 1998                           -          -           -          -   (4,829,467)   (4,829,467)    (4,829,467)
                                         ---------------------------------------------------------------------------------------

                                                                                                                   $ (4,834,527)
                                                                                                                   =============

Balances, December 31, 1998               8,020,042     80,200  21,561,094          -  (12,015,906)    9,625,388

Compensation expense related to
issuance of  stock warrants and options           -          -      13,443          -            -        13,443
Debt issuance costs in the form of stock
warrants                                                           382,500                               382,500

Exercise of stock options and warrants       20,160        202      11,499          -            -        11,701

Foreign currency translation adjustment           -          -           -      1,805            -         1,805    $     1,805

Net loss for the year end
      December 31, 1999                           -          -           -          -   (7,618,174)   (7,618,174)    (7,618,174)
                                         ---------------------------------------------------------------------------------------

                                                                                                                    $(7,616,369)
                                                                                                                    ============
Balances, December 31, 1999               8,040,202   $ 80,402 $21,968,536    $1,805  $(19,634,080)  $2,416,663
                                         ========================================================================

See notes to consolidated financial statements.

PATIENT INFOSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                                     1999              1998             1997
                                                                                     ----              ----             ----

OPERATING :
  Net loss                                                                       $ (7,618,174)    $ (4,829,467)      (3,263,351)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                                   503,341          366,474          293,763
      Loss on sale of property                                                              -            1,350            2,171
      Loss on investments                                                             250,000                -                -
      Amortization of premiums and discounts on available-for-sale securities               -         (142,054)        (209,832)
      Compensation expense related to issuance of stock warrants and options           13,443            7,388            8,283
      Decrease (Increase) in accounts receivable                                      670,347         (907,670)         (26,741)
      Decrease (increase) in prepaid expenses and other current assets                 93,365          185,529         (234,980)
      Increase in employee notes receivable                                           (75,451)               -                -
      Increase (decrease) in accounts payable                                         192,097          214,762         (107,000)
      (Decrease) increase in accrued salaries and wages                               (87,699)         (42,341)         193,243
      (Decrease) in accrued expenses                                                  (36,137)         (20,332)        (132,221)
      Increase (decrease) in deferred revenue                                         (34,868)         185,519         (515,234)
      (Decrease) in accrued loss on development contracts                                   -          (30,997)         (36,142)
                                                                                -----------------------------------------------

            Net cash used in operating activities                                  (6,129,736)      (5,011,839)      (4,028,041)
                                                                                -----------------------------------------------

INVESTING:
  Property and equipment additions                                                   (433,598)        (594,663)        (394,161)
  Proceeds from sale of property                                                            -            3,310            1,299
  Purchases of available-for-sale securities                                          (21,073)      (7,826,910)     (18,121,444)
  Maturities of available-for-sale securities                                       1,050,747       19,166,565        6,104,000
  Purchase of HealthDesk Assets                                                      (761,463)               -                -
  Increase in other assets                                                            (44,012)        (202,607)        (247,393)
                                                                                -----------------------------------------------

          Net cash (used in) provided by investing activities                        (209,399)      10,545,695      (12,657,699)
                                                                                -----------------------------------------------

FINANCING:
  Proceeds from issuance of common stock, net                                          11,701            3,782        2,245,016
  Proceeds from line of credit                                                        500,000                -                -
  (Decrease)  in accrued initial public offering costs                                      -                -         (446,568)
                                                                                -----------------------------------------------

            Net cash provided by financing activities                                 511,701            3,782        1,798,448
                                                                                -----------------------------------------------

NET (DECREASE) INCREASE IN CASH AND CASH  EQUIVALENTS                              (5,827,434)       5,537,638      (14,887,292)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                      6,316,955          779,317       15,666,609
                                                                                -----------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                         $    489,521     $  6,316,955     $    779,317
                                                                                -----------------------------------------------

Supplemental disclosures of cash flow information
   Cash paid (received) for income taxes, net                                    $     36,361     $     43,701     $     (9,509)
                                                                                -----------------------------------------------

See notes to consolidated financial statements.



SUPLEMENTAL INFORMATION OF NONCASH INVESTING AND FINANCING ACTIVITIES:

      The Company issued 375,000 stock purchase warrants with a fair value of $382,500 in conjunction with the guarantee by certain Board members of the Company's line of credit.

PATIENT INFOSYSTEMS, INC.


NOTES TO consolidated FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

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

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Patient Infosystems Canada, Inc. (see Note
     9). Significant intercompany transactions and balances have been eliminated in consolidation.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments consist of cash and cash equivalents, available-for-sale securities and the line of credit. The carrying values of cash and cash equivalents, available-for-sale securities and the line of credit approximate fair value.

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

     Program Operations - The Company's program operation contracts call for a per-enrolled patient fee to be paid by the customer for a series of program services as defined in the contract. The timing of customer payments varies by contract, but typically occurs in advance of the associated services being provided. Revenues from program operations are recognized ratably as the program services are delivered.

     Licenses - Revenue derived from software license fees is recognized when the criteria established by Statement of Position 97-2, Software Revenue Recognition, is satisfied. License fees associated with hosting arrangements (e.g. arrangements that include the right of the customer to use the software stored on the Company's hardware), are recognized ratably over the hosting period when such fees are fixed and determinable. Hosting fees with payment terms extending past one year are recognized as payments become due.

     CASH AND CASH EQUIVALENTS - Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less.

     CONCENTRATIONS OF CREDIT RISK - Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high credit quality institutions.

     The Company operates in only one business segment and its current contracts are concentrated in a small number of customers, consequently, the loss of any one of its customers could have a material adverse effect on the Company and its operations. During the years ended December 31, 1999, 1998 and 1997, approximately $1,075,430 (30%) and $755,000 (32%), and $925,800
     (45%) respectively, of the Company's revenues arose from contracts with one customer. At December 31, 1999 and 1998, accounts receivable included balances of $292,183 and $736,650, respectively, from contracts with that customer.

     PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 10 years.

     The Company regularly assesses all of its long lived assets for impairment and recognizes a loss when the carrying value of an asset exceeds its fair value. The Company determined that no impairment loss need be recognized for applicable assets in 1999, 1998 or 1997.

     INTANGIBLE ASSETS - Intangible assets represent the intellectual property (i.e.: tradenames, trademarks, licenses and brandnames) acquired from HealthDesk Corporation (see Note 9) which are being amortized over 15 years using the straight-line method..

     DEBT ISSUANCE COSTS - Debt issuance costs will be amortized, using the straight-line method over the term of the line of credit starting January 1, 2000.

     RESEARCH AND DEVELOPMENT - Research and development costs consist principally of compensation and benefits paid to Company employees. All research and development costs are expensed as incurred.

     INCOME TAXES - Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carry forwards.

     NET LOSS PER SHARE - The calculations for the basic and diluted loss per share were based on loss available to common stockholders of $(7,618,174), $(4,829,467) and $(3,263,351) and a weighted average number of common shares outstanding of 8,032,533, 8,018,398 and 7,980,094 for the years ended December 31, 1999, 1998 and 1997 respectively. Options to purchase shares of common stock were outstanding but not included in the computation of diluted loss per share in 1999, 1998 and 1997 because the effect would be antidilutive due to the net loss in those years.

     RETIREMENT PLAN - The Company has a retirement plan which qualifies under
     Section 401(k) of the Internal Revenue Code. This retirement plan allows eligible employees to contribute 1% to 15% of their income on a pretax basis to the plan. The Company's annual contribution to the plan is at the discretion of the Board of Directors. The Company made no contributions to this plan in 1999, 1998 and 1997.

     ACCUMULATED OTHER COMPREHENSIVE INCOME - Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Items considered comprehensive income include foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The Company's components of comprehensive income include net loss, foreign currency translation adjustments and, for years prior to 1999, unrealized gains and losses on investments.

     STATEMENT OF FINANCIAL ACCOUNTING STANDARDS ("SFAS") NO. 133 - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, which is required to be adopted by the Company in 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges of underlying transactions must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Management has not yet determined the effect SFAS No. 133 will have, if any, on the Company's consolidated financial position, results of operations or cash flows.

     RECLASSIFICATIONS - Certain 1998 and 1997 amounts have been reclassified to conform with 1999 presentations.

2.   AVAILABLE -FOR-SALE SECURITIES

     The following is a summary of available-for-sale securities at December 31:

                                            1999          1998

     Certificates of Deposit               $   -      $1,029,674
                                           ---------------------


3.   PROPERTY AND EQUIPMENT

     Property and equipment are summarized as follows at December 31:

                                                  1999                1998

     Computer software                       $   661,473          $ 545,467
     Computer equipment                        1,164,596            795,996
     Telephone equipment                         358,306            301,172
     Leasehold improvements                       43,979             43,979
     Office furniture and equipment              395,789            363,387
                                             ------------------------------
                                               2,624,143          2,050,001

     Less accumulated depreciation             1,332,792            867,507
                                             ------------------------------

     Property and equipment, net             $ 1,291,351        $ 1,182,494
                                             ------------------------------


4.   LINE OF CREDIT

     On December 23, 1999, the Company signed a $1,500,000 Revolving Note and Credit Agreement with Norwest Bank, Iowa. The note is guaranteed by two of the Company's board members and is due and payable on March 31, 2001. Interest is due and payable monthly at a floating rate of based upon LIBOR plus 1.75% (effective rate at December 31, 1999 was 8.5%). The line of credit is secured by substantially all of the Company's assets. As of December 31, 1999, the Company had borrowed $500,000 under the Agreement. The Company expects to fully utilize the entire credit line during the first quarter of calendar year 2000.

     In connection with the guarantees described above, the Board of Directors have approved the issuance of 187,500 warrants to each of the guarantors. These warrants will vest immediately and have an exercise price of $1.5625 per share.

5.   INCOME TAXES

     Income tax expense (benefit) for the years ended December 31, 1999, 1998 and 1997 were: $36,361, $43,701, and $(9,509), respectively. These amounts represent state and local income taxes only and are included in General and administrative expenses.

     Income tax expense (benefit) for the years ended December 31, differed from the U.S. federal income tax rate of 34% as a result of the following:

                                                             1999            1998            1997

     Computed "expected" tax expense                     $(2,577,816)    $(1,627,160)    $(1,109,539)

     Change in the valuation allowance
         for deferred tax assets                           3,148,000       1,974,000       1,088,000

     State and local income taxes at statutory rates,
         net of federal income tax benefit                  (450,360)       (284,275)       (194,408)

     Other, net                                              (83,463)        (18,864)        206,438
                                                         --------------------------------------------

                                                         $    36,361     $    43,701     $    (9,509)
                                                         --------------------------------------------


     The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities at December 31, are presented below.

     Deferred income tax assets:                           1999            1998

     Accounts receivable, principally due
       to allowance for doubtful accounts              $    20,000     $    20,000
     Deferred revenue                                      129,000         101,000
     Compensation                                           41,000          89,000
     Net operating loss carryforwards                    7,710,000       4,569,000
     Tax credit carryforwards                               75,000          59,000
     Other                                                   4,000          20,000
                                                       -----------     -----------
          Total gross deferred income tax assets         7,979,000       4,858,000

          Less valuation allowance                      (7,859,000)     (4,711,000)
                                                       -----------     -----------

          Net deferred income tax assets                   120,000         147,000
                                                       -----------     -----------

     Deferred income tax liabilities:

     Property and equipment, principally due to
     differences in depreciation and amortization          (81,000)        (69,000)
     Other                                                 (39,000)        (78,000)
                                                       -----------     -----------
          Total gross deferred income tax liability       (120,000)       (147,000)
                                                       -----------     -----------

          Net deferred income taxes                    $         -     $         -
                                                       ===========================



     At December 31, 1999 the Company has net operating loss carryforwards for federal income tax purposes of approximately $19,274,000, which are available to offset future federal taxable income, if any, through 2019. The Company also has investment tax credit carryforwards for federal income tax purposes of approximately $75,000, which are available to reduce future federal income taxes, if any, through 2019.

6.   PUBLIC OFFERING OF COMMON STOCK

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

7.   STOCK OPTIONS AND WARRANTS

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



                                          1999             1998            1997
                                          ----             ----            ----
      Net loss - as reported         $(7,618,174)      $(4,829,467)    $(3,263,351)

      Net loss - pro forma           $(7,921,103)      $(4,949,320)    $(3,406,973)


      Net loss per share - basic
        and diluted - as reported    $     (0.95)      $     (0.60)    $     (0.41)


      Net loss per share - basic
        and diluted - pro forma      $     (0.99)      $     (0.62)    $     (0.43)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using an assumed risk-free interest rates of 5.89% for year ended December 31, 1999, 5.32% for year ended December 31, 1998, and 5.98% for the year ended December 31, 1997 and an expected life of 7 years. For the options granted after July 1, 1996, the Company has used a volatility factor of .74 for year ended December 31, 1999, .94 for year ended December 31, 1998, and .53 for year ended December 31, 1997. For purposes of pro forma disclosure, the estimated fair value of each option is amortized to expense over that option's vesting period.

     The Stock Option Plan authorizes 1,680,000 shares of common stock to be issued. Stock options granted under the Stock Option Plan may be of two types: (1) incentive stock options and (2) nonqualified stock options. The option price of such grants shall be determined by a Committee of the Board of Directors (the "Committee"), but shall not be less than the estimated fair market value of the common stock at the date the option is granted. The Committee shall fix the terms of the grants with no option term lasting longer than ten years. The ability to exercise such options shall be determined by the Committee when the options are granted. All of the outstanding options vest at the rate of 20% per year with the exception of
     (a) 76,000 options that were vested as of the date of grant and (b) 260,000 options which vest over 3 years.

     A summary of stock option activity follows:

                                                                   OUTSTANDING  WEIGHTED-AVERAGE
                                                                     OPTIONS     EXERCISE PRICE

      Options outstanding at January 1, 1997                          891,960        $2.34

      Options granted during the year ended December 31, 1997
        (weighted average fair value of $5.16)                        307,000        $4.39

      Options forfeited by holders during the year
        ended December 31, 1997                                      (342,580)       $4.83

      Options exercised during the year ended December 31, 1997       (58,320)       $0.22
                                                                  -----------

      Options outstanding at December 31, 1997                        798,060        $2.21

      Options granted during the year ended December 31, 1998
        (weighted average fair value of $1.38)                        399,200        $1.38

      Options forfeited by holders during the year
        ended December 31, 1998                                      (320,820)       $3.15

      Options exercised during the year ended December 31, 1998        (8,520)       $0.44
                                                                  -----------

      Options outstanding at December 31, 1998                        867,920        $0.91

      Options granted during the year ended December 31, 1999
        (weighted average fair value of $2.05)                        695,100        $2.05

      Options forfeited by holders during the year
        ended December 31, 1999                                      (246,300)       $1.65

      Options exercised during the year ended December 31, 1999       (12,960)       $0.14
                                                                  ===========

      Options outstanding at December 31, 1999                      1,303,760        $1.39
                                                                  ===========

      Options exercisable at December 31, 1999                        462,684        $0.70
                                                                  ===========

      Options available for grant at December 31, 1999                293,560
                                                                  ===========

     The following table summarizes information concerning outstanding and exercisable options at December 31, 1999:


                                          OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                          ----------------------------------------------------     ------------------------------
                                                WEIGHTED
                                                 AVERAGE         WEIGHTED                           WEIGHTED
                                                REMAINING        AVERAGE                            AVERAGE
        RANGE OF               NUMBER          CONTRACTUAL       EXERCISE            NUMBER         EXERCISE
     EXERCISE PRICE          OUTSTANDING          LIFE            PRICE           EXERCISABLE         PRICE

       $.14 - $.99             360,000              5.43            $ .31              295,200        $ 0.30

      $1.00 - $1.99            607,760              8.07            $1.44              167,484        $ 1.40

      $2.00 - $2.75            336,000              9.44            $2.46                   -
                             ----------                                               -------

                             1,303,760                                                462,684
                             ----------                                               -------


     The Company also has outstanding stock purchase warrants entitling the holders to purchase a total of 15,120 shares of common stock at a price of $2.13 per share (weighted average exercise price). At December 31, 1999, 9,360 of these warrants are currently vested, with the remaining 5,760 warrants vesting at 20% per year. The Company has recorded compensation costs in connection with the issuance of these warrants for the years ended December 31, 1999, 1998 and 1997 in the amount of $8,233, $7,388 and $8,283 respectively.

8.   COMMITMENTS

     The Company leases office space for its operating facilities under operating lease agreements that expire at varying dates through August 2002. Rent expense under these operating leases for the years ended December 31, 1999, 1998 and 1997 was $302,194, $210,375 and $154,907
     respectively.

     At December 31, 1999, future minimum lease payments under these leases are summarized as follows:


     2000                              $ 300,213
     2001                                 87,428
     2002                                 41,453
                                       ---------
                                       $ 429,094
                                       =========

9.   ACQUISITIONS

     On February 28, 1999, the Company, through its newly formed, wholly-owned subsidiary, Patient Infosystems Acquisition Corp., acquired substantially all the assets of HealthDesk Corporation, a consumer healthcare software company primarily engaged in the business of designing and developing Internet-based products in the healthcare, wellness and disease management industries. The acquired assets include inventory, intellectual property, hardware and software. The principle consideration paid for the transaction was $761,463. The results of operations of HealthDesk Corporation for the full year of 1999 are not material to the Company's consolidated financial statements.

     The following unaudited pro forma results of operations for the year ended December 31, 1998 have been prepared as if an acquisition of HealthDesk Corporation had occurred as of the beginning of 1998:

                                                 Pro Forma
                                                 Combined
                                             ------------------
     Revenues                                   $ 2,400,530
     Net loss                                    (6,948,179)
                                             ------------------
     Net loss per share - basic and diluted     $     (0.87)
                                             ==================


     The pro forma combined results do not purport to be indicative of results that would have occurred had the asset acquisition been in effect for the period presented, nor do they purport to be indicative of the results that will be obtained in the future.

     On November 12, 1998, the Company entered into a joint venture agreement with MacLean Hunter Publishing Limited to market and sell, on an exclusive basis in Canada, products and services developed by the Company and to jointly manage, finance and operate the business entity Patient Infosystems Canada, Inc. ("PATI-CN"), which is dedicated to the development of a commercially viable business built around the sale, marketing and service of the Company's products and services.

     On October 1, 1999, the Company entered into a "Share Purchase Agreement" with Rogers Publishing Limited ("ROGERS", formerly called Maclean Hunter Publishing Limited) to purchase ROGERS' 50% share in PATI-CN for the sum of $1.00 Canadian funds. Additionally, ROGERS reimbursed PATI-CN $41,149 Canadian funds for expenses charged to PATI-CN by ROGERS prior to October 1, 1999. As of October 1, 1999, PATI-CN became a wholly-owned subsidiary of the Company. The results of operations of PATI-CN for the full year of 1998 and 1999 are not material to the Company's consolidated financial statements.

10.  GOING CONCERN

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred an operating loss for 1999 of $7,367,277 and had an accumulated deficit of $19,634,080 at December 31, 1999. These factors, among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

     The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependant upon its ability to generate sufficient cash flow to meet its obligations and, ultimately, to attain profitability. Management is currently assessing the Company's operating structure for the purpose of reducing ongoing expenses, increasing sources of revenue and is negotiating the terms of additional debt or equity financing.

11.  SUBSEQUENT EVENT

     On March 21, 2000, the Company secured an additional $1,000,000 line of credit under substantially the same terms as those described in Note 4. Management anticipates that additional warrants for purchase of common stock will be issued to the guarantors of this additional line of credit on a proportional basis.

12.  QUARTERLY RESULTS (UNAUDITED)

     The following is a summary of the unaudited interim results of operations by quarter:

                                          FIRST          SECOND         THIRD           FOURTH
     --------------------------------------------------------------------------------------------

     Year ended December 31, 1999:
     Revenues                         $   833,812     $ 1,002,943     $   875,964     $   832,488
     Gross margin                        (616,114)       (351,730)       (571,905)       (529,172)
     Net loss                          (1,713,727)     (2,042,886)     (1,882,535)     (1,979,026)
     Net loss per common share              (0.21)          (0.25)          (0.23)          (0.26)


     Year ended December 31, 1998:
     Revenues                         $   290,354     $   874,119     $   465,181     $   714,418
     Gross margin                        (422,384)         (4,670)       (555,355)       (685,229)
     Net loss                          (1,055,038)       (680,017)     (1,348,843)     (1,745,569)
     Net loss per common share              (0.13)          (0.08)          (0.17)          (0.22)

     The quarterly gross margins for 1998 differ from those previously reported in the Company's Form 10Q's as a result of certain reclassifications from sales and marketing and general and administrative expenses to cost of revenue. These reclassifications were made to conform to 1999 presentations.

                                    PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                  Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1999.

Item 11.  EXECUTIVE COMPENSATION.

Director Compensation
---------------------

                  Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1999.

Executive Compensation
----------------------

                  Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1999.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                  Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1999.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1999.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1)  Financial Statements:

     The financial statements of the Company are included in Part II, Item 8.

     (2)  Financial Statement Schedules:

     Schedule II Valuation and Qualifying Accounts

     All other financial statements schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements.

(b)      Reports on Form 8 - K:

No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1999.

(c)      Exhibits:

Exhibit #         Description of Exhibits
---------         -----------------------

(3)      Articles of Incorporation and By-Laws:

         Certificate of Incorporation
         ----------------------------

         Incorporated herein by reference from Exhibit 3.1 on Form S-1 Registration Statement of the Company, filed with the Commission on December 17, 1996.

         BY-LAWS
         Incorporated herein by reference from Exhibit 3.3 on Form S-1 Registration Statement of the Company, filed with the Commission on December 17, 1996.

(10)     MATERIAL CONTRACTS:

 10.2 PATIENT INFOSYSTEMS, INC. STOCK OPTION PLAN, incorporated herein by reference from Exhibit 10.2 on Form S-1 Registration Statement of the Company, filed with the Commission on December 17, 1996.

 10.15 ASSET PURCHASE AGREEMENT dated as of September 29, 1998 among Patient Infosystems Acquisition Corp., the Company and HealthDesk Corporation. Incorporated herein by reference from Exhibit 10.15 on Form 10-K 1998 Annual Report of the Company, filed with the Commission on April 13, 1999.

 10.16 AMENDMENT TO ASSET PURCHASE AGREEMENT dated as of December 1, 1998 among Patient Infosystems Acquisition Corp., the Company and HealthDesk Corporation. Incorporated herein by reference from Exhibit 10.16 on Form 10-K 1998 Annual Report of the Company, filed with the Commission on April 13, 1999.

 10.17 SECOND AMENDMENT TO ASSET PURCHASE AGREEMENT dated as of February 1, 1999 among Patient Infosystems Acquisition Corp., the Company and HealthDesk Corporation. Incorporated herein by reference from Exhibit
         10.17 on Form 10-K 1998 Annual Report of the Company, filed with the Commission on April 13, 1999.

 10.19 CONSULTING AGREEMENT dated as of March 8, 1999 between the Company and John V. Crisan. Incorporated herein by reference from Exhibit 10.19 on Form 10-K 1998 Annual Report of the Company, filed with the Commission on April 13, 1999.

 10.20 LEASE AGREEMENT dated as of February 22, 1995 between the Company and Conifer Prince Street Associates. Incorporated herein by reference from
         Exhibit 10.20 on Form 10-K 1998 Annual Report of the Company, filed with the Commission on April 13, 1999.

 10.21 FIRST ADDENDUM TO LEASE AGREEMENT dated as of August 22, 1995 between the Company and Conifer Prince Street Associates. Incorporated herein by reference from Exhibit 10.21 on Form 10-K 1998 Annual Report of the Company, filed with the Commission on April 13, 1999.

 10.22 SECOND ADDENDUM TO LEASE AGREEMENT dated as of November 17, 1995 between the Company and Conifer Prince Street Associates. Incorporated herein by reference from Exhibit 10.22 on Form 10-K 1998 Annual Report of the Company, filed with the Commission on April 13, 1999.

 10.23 THIRD ADDENDUM TO LEASE AGREEMENT dated as of March 28, 1996 between the Company and Conifer Prince Street Associates. Incorporated herein by reference from Exhibit 10.23 on Form 10-K 1998 Annual Report of the Company, filed with the Commission on April 13, 1999.

 10.24 FOURTH ADDENDUM TO LEASE AGREEMENT dated as of October 29, 1996 between the Company and Conifer Prince Street Associates. Incorporated herein by reference from Exhibit 10.24 on Form 10-K 1998 Annual Report of the Company, filed with the Commission on April 13, 1999.

 10.25 FIFTH ADDENDUM TO LEASE AGREEMENT dated as of November 30, 1996 between the Company and Conifer Prince Street Associates. Incorporated herein by reference from Exhibit 10.25 on Form 10-K 1998 Annual Report of the Company, filed with the Commission on April 13, 1999.

 10.26 SIXTH ADDENDUM TO LEASE AGREEMENT dated as of November 24, 1997 between the Company and Conifer Prince Street Associates. Incorporated herein by reference from Exhibit 10.26 on Form 10-K 1998 Annual Report of the Company, filed with the Commission on April 13, 1999.

 10.27 SUBLEASE AGREEMENT dated as of March 30, 1998 between the Company and Medecision, Incorporated. Incorporated herein by reference from Exhibit
         10.27 on Form 10-K 1998 Annual

         Report of the Company, filed with the Commission on April 13, 1999.

 10.30 SEVENTH ADDENDUM TO LEASE AGREEMENT dated as of June 16, 1999 between the Company and Conifer Prince Street Associates.

 10.31 LEASE AGREEMENT dated as of July 2, 1999 between the Company and Cadena Properties Limited.

 10.32 LEASE AGREEMENT dated as of August 1, 1999 between the Company and Michele M. Hoey and John E. Hoey.

 10.33 REVOLVING NOTE dated as of December 23, 1999 between the Company and Norwest Bank Iowa, National Association.

 10.34 CREDIT AGREEMENT dated as of December 23, 1999 between the Company and Norwest Bank Iowa, National Association.

 10.35 SECURITY AGREEMENT dated as of December 23, 1999 between the Company and Norwest Bank Iowa, National Association.

 10.36 ARBITRATION AGREEMENT dated as of December 23, 1999 between the Company and Norwest Bank Iowa, National Association.

 10.37 FINANCING STATEMENT executed by the Company and Norwest Bank Iowa, National Association.

 10.38 FIRST AMENDMENT TO CREDIT AGREEMENT dated as of March 21, 2000 between the Company and Norwest Bank Iowa, National Association.

 10.39 NOTE MODIFICATION AGREEMENT dated as of March 21, 2000 between the Company and Norwest Bank Iowa, National Association.


All other exhibits are omitted because they are not applicable or the required information is shown elsewhere in this Annual Report on Form 10-K.

SCHEDULE II
                            PATIENT INFOSYSTEMS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                             BALANCE AT                                           BALANCE AT
                                             BEGINNING                                               END OF
                                              OF YEAR          ADDITIONS       DEDUCTIONS             YEAR
Allowance for Doubtful Accounts:
                                 1999        $   50,000        $        -        $        -        $   50,000
                                 1998        $        -        $   50,000        $        -        $   50,000
                                 1997        $        -        $        -        $        -        $        -

Deferred Tax Assets Valuation
Allowance:
                                 1999        $4,711,000        $3,121,000        $   48,000        $7,784,000
                                 1998        $2,414,000        $2,297,000        $        -        $4,711,000
                                 1997        $1,326,000        $1,088,000        $        -        $2,414,000

Accumulated Amortization
of Intangible Assets:
                                 1999        $        -        $   38,055        $        -        $   38,055
                                 1998        $        -        $        -        $        -        $        -
                                 1997        $        -        $        -        $        -        $        -

Accumulated Amortization
of Computer Software
                                 1999        $  315,151        $  139,465        $        -        $  454,616
                                 1998        $  183,354        $  131,797        $        -        $  315,151
                                 1997        $   72,466        $  110,888        $        -        $  183,354

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PATIENT INFOSYSTEMS, INC.

By:   /s/ Donald A. Carlberg                                    March 30, 2000
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



By: /s/ Donald A. Carlberg                                      March 30, 2000
    ---------------------------------------                     --------------
    Donald A. Carlberg                                          Date
    Director, President and Chief Executive Officer
    (Principal Executive Officer)

By: /s/ Kent A. Tapper                                          March 30, 2000
    ---------------------------------------                     --------------
    Kent A. Tapper                                              Date
    Vice President Financial Planning
    (Principal Financial and Accounting Officer)

By: /s/ Derace L. Schaffer, M.D.                                March 30, 2000
    ---------------------------------------                     --------------
    Derace L. Schaffer, M.D.                                    Date
    Chairman of the Board


By: /s/ John Pappajohn                                          March 30, 2000
    ---------------------------------------                     --------------
    John Pappajohn                                              Date
    Director


By: /s/ Barbara J. McNeil, M.D., Ph.D.                          March 30, 2000
    ---------------------------------------                     --------------
    Barbara J. McNeil, M.D., Ph.D.                              Date
    Director


By: /s/ Carl F. Kohrt, Ph.D.                                    March 30, 2000
    ---------------------------------------                     --------------
    Carl F. Kohrt, Ph.D.                                        Date
    Director