Form 10-K405/A
period 1999-12-31
PATIENT INFOSYSTEMS INC
filed 2000-05-01
CIK 1017813

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A

                                 Amendment No. 1

[X] Annual Report Pursuant to Section 13 or 15 (d)of the Securities Exchange Act of 1934

For the Fiscal Year Ended:   December 31, 1999
                             -----------------
Commission File Number:      0-22319
                             -------

                            Patient Infosystems, Inc.
                            -------------------------
             (Exact Name of Registrant as Specified in its Charter)

         Delaware                                    16-1476509
         --------                                    ----------
(State or Other Jurisdiction of                     (IRS Employer
incorporation or organization)                    Identification No.)

    46 Prince Street, Rochester, NY                    14607
    -------------------------------                    -----
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code: (716) 244-1367
                                                    --------------

Securities registered pursuant to Section 12(b) of the Exchange Act of 1934:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share

                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes[X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of April 28, 2000


       COMMON STOCK, PAR VALUE, $.01 PER SHARE- Approximately $5.4 million


The number of shares outstanding of the issuer's common stock as of April 28, 2000:


               COMMON STOCK, PAR VALUE, $.01 PER SHARE - 8,050,202


                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

                                EXPLANATORY NOTE

     The Registrant is amending its Annual Report on Form 10-K for the year ended December 31, 1999 to include the information required in Part III, Items 10 through 13, which was omitted in the original filing pursuant to General Instruction G(3) of this Form 10-K.

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages, principal occupations and other information concerning the directors and executive officers of the Company, based upon information received from them, are set forth below.

     Derace L.  Schaffer,  M.D.,  52 (Chairman  of the Board of Directors  since
1995). Dr. Schaffer has been Chairman of the Board and a Director of the Company since its inception in February 1995. Dr. Schaffer is President of the Ide
Imaging Group, P.C., as well as the Lan Group, a venture capital firm specializing in health care and high technology investments. He serves as a director of the following public companies: Allion Healthcare, Inc. and Radiologix, Inc. He is also a director of several private companies, including Analytika, Inc., Card Systems, Inc. and Logisticare, Inc. Dr. Schaffer is a board certified radiologist. He received his postgraduate radiology training at Harvard Medical School and Massachusetts General Hospital, where he served as Chief Resident. Dr. Schaffer is a member of Alpha Omega Alpha, the national medical honor society, and is Clinical Professor of Radiology at the University of Rochester School of Medicine. Dr. Schaffer provides services to the Company on a part-time basis.

     Roger Louis Chaufournier, 42 (President and Chief Executive Officer since April 1, 2000) Prior to joining Patient Infosystems, Mr. Chaufournier was President of the STAR Advisory Group, a health care consulting firm he founded in 1998. Mr. Chaufournier was previously the Chief Operating Officer of the Managed Care Assistance Corporation (1996-1999), a company which developed and operated Medicaid health plans. Mr. Chaufournier was a former Assistant Dean for Strategic Planning for the Johns Hopkins University School of Medicine (1993-96). In addition, Mr. Chaufournier spent twelve years in progressive leadership positions with the George Washington University Medical Center
(1981-1993). Mr. Chaufournier was also Chairman of the Board and acting President of Metastatin Pharmaceuticals, a privately held company developing therapeutics in the area of prostate cancer. Mr. Chaufournier was a three time Examiner with the Malcolm Baldrige National Quality Award and has served as the national facilitator for the federal Bureau of Primary Health Care chronic disease collaboratives.

     Carl F. Kohrt, Ph.D., 56 (Director since 1996). Dr. Kohrt is Executive Vice President and Assistant Chief Operating Officer of the Eastman Kodak Company, where he has served in various capacities since 1971. Dr. Kohrt is a recipient of a Sloan Fellowship for study at Massachusetts Institute of Technology.

     Barbara J. McNeil, M.D., Ph.D., 59 (Director since 1995). Dr. McNeil is Head of the Department of Health Care Policy and a Professor of Radiology at Harvard Medical School where she has served in various capacities since 1971. For several years she has served as Chair of the Blue Cross Massachusetts Hospital Association Fund for Cooperative Innovation and currently she is a member of the National Council on Radiation Protection, the American College of Radiology and its Board of Chancellors, the Society of Nuclear Medicine, the Advisory Council for the Agency for Health Care Policy and Research and the National Academy of Sciences' Institute of Medicine where she is a Council member. She also serves as a Director of CV Therapeutics, Inc.

     John Pappajohn, 71 (Director since 1995). Mr. Pappajohn has been a Director of the Company since its inception in February 1995, and served as its Secretary and Treasurer from inception through May 1995. Since 1969 Mr. Pappajohn has been the sole owner of Pappajohn Capital Resources, a venture capital firm and President of Equity Dynamics, Inc., a financial consulting firm, both located in Des Moines, Iowa. He serves as a Director for the following public companies:
Allion Healthcare, Inc., MC Informatics, Inc., Pace Health Management Systems, Inc. and Radiologix, Inc.

     Kent Tapper,  43 (Vice President,  Financial  Planning of the Company since
April 1999). Mr Tapper has served as Chief Information Officer and Vice President, Systems Engineering and has been with the Company since July 1995. Prior to joining the Company and since 1992, Mr. Tapper served as Product Manager, Audio Response and Call Center Platforms for Northern Telecom, Inc. From 1983 to 1992, Mr. Tapper held Product Manager, Systems Engineering Manager and various engineering management positions with Northern Telecom.

                      MEETINGS OF THE BOARD AND COMMITTEES


     During the 1999 fiscal year there were 5 meetings of the Board of Directors. Each Director attended at least one of the aggregate total number of the meetings of the Board of Directors held during the year.

     The Board of Directors of the Company has appointed two committees: the Audit Committee and the Compensation Committee. The Audit Committee, which held 1 meeting during fiscal year 1999, periodically reviews the Company's auditing practices and procedures, makes recommendations to management or to the Board of Directors as to any changes to such practices and procedures deemed necessary from time to time to comply with applicable auditing rules, regulations and practices, and recommends independent auditors for the Company to be elected by the stockholders. The Audit Committee consists of John Pappajohn, Barbara J. McNeil and Carl F. Kohrt. The Compensation Committee, which held one meeting during fiscal year 1999, meets periodically to make recommendations to the Board of Directors concerning the compensation and benefits payable to the Company's executive officers and other senior executives. The Compensation Committee also administers the Company's Employee Stock Option Plan. The Compensation Committee consists of Derace L. Schaffer, Barbara J. McNeil and Carl F. Kohrt.

                            COMPENSATION OF DIRECTORS

     During 1999, the Company paid Derace L. Schaffer $122,083 in connection with the part-time performance of his duties as Chairman of the Board of Directors. All Directors were also reimbursed for expenses incurred in connection with attending meetings, including travel expenses to such meetings.

     The Company's directors are eligible to participate in the Company's Stock Option Plan. Pursuant to the Stock Option Plan, non-employee directors of the Company receive a one-time grant of a non-qualified stock option to purchase 36,000 shares of the Company's Common Stock at an exercise price equal to fair market value per share on the date of their initial election to the Company's Board of Directors. Such non-qualified stock option vests as to 20% of the option grant on the first anniversary of the grant, and 20% on each subsequent anniversary, is exercisable only during the non-employee director's term and automatically expires on the date such director's service terminates. Upon the occurrence of a change of control, as defined in the Stock Option Plan, all outstanding unvested options immediately vest.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based on a review of the copies of reports furnished to the Company, the Company believes that during the year ended December 31, 1999 all filing requirements applicable to its officers, directors and ten percent beneficial owners were met.

ITEM 11  EXECUTIVE COMPENSATION

     The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company and its subsidiary for each of the fiscal years ended December 31, 1999, 1998 and 1997 for those persons who were at December 31, 1999, (i) the Chief Executive Officer and (ii) the other three most highly compensated executive officers of the Company who received compensation in excess of $100,000 during the fiscal year ended December 31, 1999 (the "named executive officers"):


                           Summary Compensation Table

                                                                              Long-Term
                                                                             Compensation
                                                                                Awards
                                                 Annual Compensation          Securities

Name and Principal Position                  Year     Salary      Bonus    Underlying Options
---------------------------                  ----     ------      -----    ------------------

Donald A. Carlberg, President and Chief      1999   $200,734   $ 25,000          50,000
Executive Officer(1)                         1998   $194,231   $ 25,000          20,000
                                             1997   $161,538   $ 25,000               0

John V. Crisan, Chief Financial Officer(2)   1999   $107,500   $      0         250,000

Kent A. Tapper, Vice President, Financial    1999   $114,702   $      0               0
Planning                                     1998   $118,039   $      0               0
                                             1997   $101,923   $ 10,000               0

A. Neal Westermeyer, Chief Operating         1999   $142,860   $      0         250,000
Officer(3)

Victoria Nelson Neidigh, Vice President,     1999   $114,182   $      0               0
Sales(4)                                     1998   $139,646   $      0          50,000
                                             1997   $ 83,254   $ 18,500          15,000


(1) Mr. Carlberg resigned his position as President and Chief Executive Officer as of March 31, 2000.
(2) Mr. Crisan resigned his position as Chief Financial Officer as of March 31, 2000.
(3) Mr. Westermeyer resigned his position as Chief Operating Officer as of January 18, 2000.
(4) Ms. Victoria Neidigh resigned her position as Vice President, Sales as of July 23, 1999.



     The following table sets forth certain information regarding options granted to the Chief Executive Officer and the named executive officers of the Company during 1999.

                                           Option Grants During 1999

                                                Individual Grants
                                                -----------------


                                                                                           Potential Realizable
                             Number of                                                    Value at Assumed Annual
                             Securities   % of Total Options                                  of Stock Price
                             Underlying       Granted to                                   Appreciation for Option
                              Options        Employees in       Exercise     Expiration            Term (3)
Name                       Granted(#)(1)    Fiscal Year(2)    Price $/Share     Date         5%($)        10%($)
----                       -------------    --------------    -------------     ----         -----        ------
Donald A. Carlberg            50,000(4)            7.19%           $2.44      5/12/09      $ 76,725     $194,437

John V. Crisan               150,000(5)           21.58%           $1.50       3/8/09      $141,501     $358,592
                             100,000(6)           14.39%           $2.44      5/12/09      $153,450     $388,873

A. Neal Westermeyer          150,000(7)           21.58%           $1.50       5/8/09      $141,501     $358,592
                             100,000(8)           14.39%           $2.44      5/12/09      $153,450     $388,873

Kent A. Tapper                    -                  -                -          -             -            -

(1) Options typically become exercisable at the rate of 20% per year from the date of grant and have ten year terms as long as the optionee's employment with the Company continues. The exercise price of each option is equal to the fair market value of the underlying Common Stock on the date of the grant, as determined by the Board of Directors.

(2) Total number of options granted during fiscal year 1999 was 695,100.

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

(4) Mr. Carlberg resigned his position as Chief Executive Officer and as a Director of the Company effective March 31, 2000. As of the date of his resignation, none of Mr. Carlberg's 1999 option grant was exercisable and was forfeited.

(5) Mr. Crisan resigned his position as Chief Financial Officer and as a Director of the Company effective March 31, 2000. On March 8, 2000, one year from the date of Mr. Crisan's resignation, 75,000 options became exercisable; the remaining 75,000 of the indicated options were forfeited.

(6) Mr. Crisan resigned his position as Chief Financial Officer and as a Director of the Company effective March 31, 2000. Upon the date of his resignation, all 100,000 unvested options were forfeited.

(7) Mr. Westermeyer resigned his position as Chief Operating Officer of the Company effective January 18, 2000. Upon the date of his resignation, 110,000 of the indicated unvested options were forfeited; the remaining 40,000 options are exercisable.

(8) Mr. Westermeyer resigned his position as Chief Operating Officer of the Company effective January 18, 2000. Upon the date of his resignation, all 100,000 of the indicated unvested options were forfeited.

     No stock options were exercised by the Chief Executive Officer or the named executive officers of the Company during 1999. The following table sets forth certain information regarding unexercised options held by the Chief Executive Officer and the named executive officers of the Company at December 31, 1999. The table does not give effect to grants of options that occurred after December 31, 1999. For additional information with respect to these grants, see "Stock Option Plan".

                                        Aggregated Option Exercises during 1999
                                         and Option Values on December 31, 1999

                                   Number of Securities Underlying                Value of Unexercised
                                       Unexercised Options at                    In-the-Money Options at
                                        December 31, 1999(#)                     December 31, 1999($)(1)
                                        --------------------                     -----------------------
  Name                             Exercisable      Unexercisable            Exercisable      Unexercisable
  ----                             -----------      -------------            -----------      -------------
  Donald A. Carlberg(2)                194,800          109,200                $352,596          $84,900
  Kent A. Tapper                        28,800            7,200                 $57,197          $14,299
  John V. Crisan(3)                          0          250,000                   $   0          $93,750
  A. Neal Westermeyer(4)                40,000          210,000                 $25,000          $68,750

(1) Calculated based upon $2.125 market value of the underlying securities as of December 31, 1999.

(2) Mr. Carlberg resigned his position as Chief Executive Officer and as a Director of the Company effective March 31, 2000. As of April 28, 2000, Mr. Carlberg has exercised 10,000 options, has 213,600 options exercisable and 80,400 options have been forfeited.

(3) Mr. Crisan resigned his position as Chief Financial Officer and as a Director of the Company effective March 31, 2000. On March 8, 2000, 75,000 options became exercisable. The remaining 175,000 options were forfeited as a result of Mr. Crisan's resignation.

(4) Mr. Westermeyer resigned his position as Chief Operating Officer of the Company effective January 18, 2000. On March 8, 1999, 40,000 options became exercisable. The remaining 210,000 options were forfeited as a result of Mr. Westermeyer's resignation.

                                STOCK OPTION PLAN

     The Company's Stock Option Plan (the "Plan") was originally adopted by the Board of Directors and stockholders in June 1995. Up to 1,680,000 shares of Common Stock have been authorized and reserved for issuance under the Plan. Under the Plan, options may be granted in the form of incentive stock options ("ISOs") or non-qualified stock options ("NQOs") from time-to-time to salaried employees, officers, directors and consultants of the Company, as determined by the Compensation Committee of the Board of Directors. The Compensation Committee determines the terms and conditions of options granted under the Plan, including the exercise price. The Plan provides that the Committee must establish an exercise price for ISOs that is not less than the fair market value per share at the date of the grant. However, if ISOs are granted to persons owning more than 10% of the voting stock of the Company, the Plan provides that the exercise price must not be less than 110% of the fair market value per share at the date of the grant. The Plan also provides for a non-employee director to be entitled to receive a one-time grant of a NQO to purchase 36,000 shares at an exercise price equal to fair market value per share on the date of their initial election to the Company's Board of Directors. Such NQO is exercisable only during the non-employee director's term and automatically expires on the date such director's service terminates. Each option, whether an ISO or NQO, must expire within ten years of the date of the grant.

     As of April 28, 2000, options to acquire 997,500 shares of Common Stock had been granted to employees and directors of the Company. The following table sets forth information regarding the number of options outstanding and the exercise price of these options.

                                 Number of Options
                                   Outstanding at
                                   April 28, 2000                Exercise Price
                                   --------------                --------------

                                      242,000                         $0.14
                                      100,800                         $0.69
                                        2,880                         $1.04
                                      238,320                         $1.38
                                      115,000                         $1.50
                                        1,000                         $1.53
                                       30,000                         $1.88
                                      200,000                         $2.06
                                        5,000                         $2.19
                                       42,000                         $2.44
                                       20,500                         $2.75

     Of these options, 36,000 were granted as of March 1, 1995 to Mr. Carlberg and vested immediately. The remainder of Mr. Carlberg's options and all other options granted under the plan vest as to 20% of the option grant on the first anniversary of the grant, and 20% on each subsequent anniversary.

     Included in the options  are grants made to the  following  officers of the
Company: (i) on March 8, 1999, 150,000 options exercisable at $1.50 per share were granted to John V. Crisan, the former Chief Financial Officer of the Company, 75,000 of these options vested on March 5, 2000, the remaining 75,000 options vest in lots of 25,000 options on March 5 of 2001, 2002 and 2003; (ii) on May 12, 1999, 100,000 options granted to Mr. Crisan, which vest at the rate of 20% per year from the date of grant and have a ten year term and are exercisable at $2.44 per share; (iii) on May 12, 1999, 50,000 options granted to Donald A. Carlberg, the former President and Chief Executive Officer of the Company, which vest at the rate of 20% per year from the date of grant and have a ten year term and are exercisable at $2.44 per share; (iv) on March 8, 1999, 150,000 options granted to Neal Westermeyer, the former Chief Operating Officer of the Company, 40,000 of these options vested on March 8, 1999, the remaining 110,000 options vest at the rate of 20% per year from the date of grant and have a ten year term and are exercisable at $1.50 per share; and (v) on May 12, 1999, 100,000 options granted to Mr. Westermeyer, which vest at the rate of 20% per year from the date of grant and have a ten year term and are exercisable at $2.44 per share. In addition, the Company granted to each of Messrs. Pappajohn and Schaffer, Directors of the Company, warrants to purchase 187,500 shares of the Company's Common Stock at an exercise price of $1.5625 per share (see Item
13). On March 21, 2000 the Company granted warrants to purchase 125,000 shares of the Company's Common Stock at an exercise price of $2.375 per share.

                              EMPLOYMENT CONTRACTS

     The Company has entered into a Letter Agreement dated March 30, 2000 with Roger Louis Chaufournier pursuant to which Mr. Chaufournier serves as the Company's President and Chief Executive Officer. The Letter Agreement calls for Mr. Chaufournier to receive a base salary of $200,000 per year. Upon execution of the Letter Agreement, Mr. Chaufournier received an option to purchase up to 200,000 shares of Common Stock of the Company at an exercise price of $2.06 per share. The option has a ten-year term and vests at a rate of 20% per year over five years. The option, therefore, will be fully exercisable after the first five years of employment.

     On February 7, 2000, the Company entered into a Severance and Release Agreement with A. Neal Westermeyer, its former Chief Operating Officer. The Agreement provides that Mr. Westermeyer's employment with the Company terminated on January 18, 2000. The Agreement further provides that the Employment and Severance Agreement between the Company and Mr. Westermeyer dated as of March 8, 1999 terminated effective January 18, 2000. The Company agreed to pay Mr. Westermeyer severance pay in the gross amount of $87,500. In addition, the Company agreed to extend the date during which any stock options that have been granted to Mr. Westermeyer may be exercised for a limited period of time.

                      REPORT OF THE COMPENSATION COMMITTEE

                            OF THE BOARD OF DIRECTORS

     Compensation for the Company's executive officers was determined in light of the responsibilities involved in commencing the Company's business operations, developing its initial and ongoing customer relationships and commencing patient information programs. During 1999, Mr. Carlberg received a bonus of $25,000 reflecting Mr. Carlberg's efforts in connection with the expansion of the Company's operations and the roll-out of the Company's patient information systems. The compensation for Mr. Chaufournier was determined in 2000 by arms-length negotiations between members of the Board of Directors of the Company and Mr. Chaufournier. The Compensation Committee believes that the amount agreed upon reflects fair compensation for an executive with the experience and capabilities that are possessed by Mr. Chaufournier.

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

                                                          Dr. Derace L. Schaffer
                                                           Dr. Barbara J. McNeil
                                                               Dr. Carl F. Kohrt

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee consisted of Derace L. Schaffer, Barbara J. McNeil and Carl F. Kohrt for the fiscal year ended December 31, 1999. None of these individuals was at any time during fiscal year 1999 or any other time an officer or employee of the Company. No executive officer of the Company serves as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the shares of the Company's Common Stock as of April 28, 2000, (i) by each person the Company knows to be the beneficial owner of 5% or more of the outstanding shares of Common Stock, (ii) the Chief Executive Officer and each named executive officer listed in the Summary Compensation Table below,
(iii) each director of the Company and (iv) all executive officers and directors of the Company as a group.


                                                  Shares Beneficially        Percentage Beneficially
 Beneficial Owner (1)                                    Owned                        Owned
 --------------------                                    -----                        -----
 John Pappajohn (2)............................          2,313,780                     26.32%
 Derace L. Schaffer (3)........................          2,245,800                     26.14%
 Edgewater Private Equity Fund II, L.P.,
   666 Grand Avenue, Suite 20
   Des Moines, IA 50309                                    970,000                     12.05%
 ProMed Partners, L.P., and Barry Kurokawa
   125 Cambridgepark Drive
   Cambridge, MA 02140 (4)                                 425,000                     5.28%
 Donald A. Carlberg (5)........................            224,600                     2.72%
 John V. Crisan (6)............................             75,000                       *
 Neal Westermeyer (7)..........................             40,000                       *
 Kent A. Tapper (8)............................             28,900                       *
 Barbara J. McNeil  (9)........................             36,000                       *
 Carl F. Kohrt (8).............................             28,800                       *
 Roger Louis Chaufournier(10)                                    0                       *

 All directors and executive officers as a               6,387,880                    65.48%
 group (7 persons) (11)........................

 * Less than one percent.

(1) Unless otherwise noted, the address of each of the listed persons is c/o the Company at 46 Prince Street, Rochester, New York 14607.

(2) Includes 360,000 shares held by Halkis, Ltd., a sole proprietorship owned by Mr. Pappajohn, 360,000 shares held by Thebes, Inc. a sole proprietorship owned by Mr. Pappajohn's spouse and 360,000 shares held directly by Mr. Pappajohn's spouse. Mr. Pappajohn disclaims beneficial ownership of the shares owned by Thebes, Inc. and by his spouse. Also includes (i) options to purchase 28,800 shares that are either currently exercisable or that become exercisable within 60 days of April 28, 2000; (ii) 312,500 shares that are issuable upon the exercise of warrants that are either currently exercisable or that become exercisable within 60 days of April 28, 2000; and (iii) 400,000 shares of Common Stock issuable upon the conversion of Series C Convertible Preferred Stock. Does not include 7,200 shares subject to outstanding options that are not exercisable within 60 days of April 28, 2000.

 (3) Includes 288,000 shares held by Dr. Schaffer's minor children. Also includes (i) 28,800 shares that are issuable upon the exercise of options that are either currently exercisable or that become exercisable within 60 days of April 28, 2000; (ii) 312,500 shares that are issuable upon the exercise of warrants that are either currently exercisable or that become exercisable within 60 days of April 28, 2000 and (iii) 200,000 shares of Common Stock issuable upon the conversion of Series C Convertible Preferred Stock. Does not include 7,200 shares subject to outstanding options that are not exercisable within 60 days of April 28, 2000.

(4) Includes 407,500 shares owned by ProMed Partners, L.P. and 18,000 shares owned by Mr. Kurokawa, a partner in ProMed Partners, L.P. Mr. Kurokawa disclaims beneficial ownership of the shares held by ProMed Partners, L.P., which represents the interests of other partners. The information contained above with respect to ProMed Partners, L.P. and Mr. Kurokawa was obtained from a filing on
Schedule 13G made by ProMed Partners, L.P. and Mr. Kurokawa with the Securities and Exchange Commission. The Company has not verified this information independently.

(5) Mr. Carlberg resigned his position as Chief Executive Officer and as a Director of the Company effective March 31, 2000. Includes 1,000 shares held by Mr. Carlberg's minor child and options to purchase 213,600 shares that are either currently exercisable or that become exercisable within 60 days of the date of April 28, 2000.

(6) Mr. Crisan resigned his position as Chief Financial Officer and as a Director of the Company effective March 31, 2000. Includes 75,000 shares that are either currently exercisable or that become exercisable within 60 days of the date of April 28, 2000.

(7) Mr. Westermeyer resigned his position as Chief Operating Officer of the Company effective January 2000. . Includes 40,000 shares that are either currently exercisable or that become exercisable within 60 days of the date of April 28, 2000.

(8) Includes options to purchase 28,800 shares that are either currently exercisable or that become exercisable within 60 days of April 28, 2000. Does not include 7,200 shares subject to outstanding options that are not exercisable within 60 days of April 28, 2000.

(9) Includes options to purchase 36,000 shares that are either currently exercisable or that become exercisable within 60 days of April 28, 2000

(10) Does not include 200,000 shares subject to outstanding options that are not exercisable within 60 days of April 28, 2000.

(11) Includes 600,000 shares of Common Stock issuable upon the conversion of Series C Convertible Preferred Stock as well as options and warrants to purchase 1,104,200 shares that are either currently exercisable or that become exercisable within 60 days of April 28, 2000. Does not include 28,800 shares subject to outstanding options and warrants that are not exercisable within 60 days of April 28, 2000.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In December 1999, the Company established a credit facility with Norwest Bank Iowa, National Association for $1.5 million (the "Original Line of Credit"). Two of the Company's directors, John Pappajohn and Derace L. Schaffer provided personal guarantees for the Original Line of Credit (the "Original Guarantees"). In March 2000, the Original Line of Credit was increased to a total of $2.5 million and also guaranteed by Messrs. Pappajohn and Schaffer (the "Additional Guarantees").

     In consideration of the Original Guarantees, the Company granted to each of Messrs. Pappajohn and Schaffer warrants to purchase 187,500 shares of the Company's Common Stock at an exercise price of $1.5625 per share, which was the closing price of the Company's Common Stock on December 28, 1999. In consideration of the Additional Guarantees, the Company granted to each of Messrs. Pappajohn and Schaffer warrants to purchase 125,000 shares of the Company's Common Stock at an exercise price of $2.375 per share, which was the closing price of the Company's Common Stock on March 21, 2000.

     No assurance can be given that Messrs. Pappajohn and Schaffer will provide any additional guarantees in the future.

     On March 31, 2000, Messrs. Schaffer and Pappajohn purchased 25,000 and 50,000 shares of the Company's Series C Preferred Stock, ("Preferred Stock") respectively, at a purchase price of $10 per share. Messrs. Schaffer and Pappajohn invested alongside other investors who purchase an additional 25,000 shares of Preferred Stock in connection with a private placement conducted by the Company. The Preferred Stock may be converted at any time into common stock of the Company at the rate of 8 shares of common stock for every share of Preferred Stock. Dividends may be payable on the Preferred Stock at the rate of 9% per annum. The conversion rate may be adjusted to the extent that additional shares of Preferred Stock are sold having a higher conversion ratio of Common Stock to Preferred Stock.

                            COMPANY PERFORMANCE GRAPH

     The following graph compares the cumulative total stockholder return on the Common Stock of Patient Infosystems, Inc. from December 19, 1996 (the date the Common Stock was first offered to the public at an initial public offering price of $8.00 per share) through December 31, 1999 with the cumulative total return on the NASDAQ Stock Market - U.S. Index and the cumulative total return on the NASDAQ Health Services Index. The Company did not pay any dividends during this period. The NASDAQ Stock Market - U.S. Index and the NASDAQ Health Services Index are published daily.

     The graph assumes an investment of $100 in each of Patient Infosystems, Inc., the NASDAQ Stock Market - U.S. Index and the NASDAQ Health Services Index on December 31, 1999 and 1998. The Comparison also assumes that all dividends are reinvested.

                                          12/19/96     12/31/96     12/31/97      12/31/98     12/31/99
                                          --------     --------     --------      --------     --------
Patient Infosystems, Inc.                  100.00        115.63        33.13         23.44        26.56
NASDAQ Stock Market - U.S. Index           100.00         99.49       122.15        171.40       310.33
NASDAQ Health Services Index               100.00        100.55       103.16         88.13        71.93

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

PATIENT INFOSYSTEMS, INC.
(Registrant)

/s/ Roger Louis Chaufournier
----------------------------
Roger Louis Chaufournier
President, Chief Executive Officer

May 1, 2000
-----------
Dated