Form 10-Q
period 2000-03-31
PATIENT INFOSYSTEMS INC
filed 2000-05-15
CIK 1017813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:        March 31, 2000
                                 -------------------------
                              OR
[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ------------------------
Commission file number:        0-22319
                         ------------------

                            PATIENT INFOSYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                 16-1476509
          --------                                 ----------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

                      46 Prince Street, Rochester, NY 14607
                    (Address of principal executive offices)

                                 (716) 242-7200
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [ ]

         As of May 15, 2000, 8,050,202 common shares were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PATIENT INFOSYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------
ASSETS                                                                     March 31, 2000      December 31, 1999
                                                                           --------------      -----------------
                                                                            (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                $     2,072,176        $      489,521
  Accounts receivable                                                              688,565               650,279
  Prepaid expenses and other current assets                                        156,728               202,064
                                                                      -------------------------------------------
        Total current assets                                                     2,917,469             1,341,864

PROPERTY AND EQUIPMENT, net                                                      1,184,322             1,291,351

Debt issuance costs (net of accumulated amortization of $86,500 and                771,000               382,500
Intangible assets (net of accumulated amortization of $48,434 and                  574,290               584,669
Other assets                                                                       225,150               244,011
                                                                      -------------------------------------------
TOTAL ASSETS                                                               $     5,672,231       $     3,844,395
                                                                      ===========================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                          $      226,786        $      496,533
  Accrued salaries and wages                                                       337,856               190,232
  Line of credit                                                                 2,500,000                  -
  Accrued expenses                                                                  33,566                22,767
  Deferred revenue                                                                 316,224               218,200
                                                                      -------------------------------------------
        Total current liabilities                                                3,414,432               927,732
                                                                      -------------------------------------------

LINE OF CREDIT                                                                        -                  500,000

STOCKHOLDERS' EQUITY:
  Common stock - $.01 par value:  shares authorized:
      20,000,000; issued and outstanding: March 31,
     2000 - 8,040,202; December 31, 1999 - 8,040,202                                80,402                80,402
  Preferred Stock - $.01 par value:  shares authorized: 5,000,000
    Series C, 9% cumulative, convertible
       issued and outstanding March 31, 2000 - 100,000                               1,000                  -

  Additional paid-in capital                                                    23,443,578            21,968,536
  Accumulated other comprehensive income                                             1,805                 1,805
  Accumulated Deficit                                                          (21,268,986)          (19,634,080)
                                                                      -------------------------------------------
        Total stockholders' equity                                               2,257,799             2,416,663
                                                                      -------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $     5,672,231       $     3,844,395
                                                                      ===========================================


See notes to consolidated financial statements.

PATIENT INFOSYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-----------------------------------------------------------------------------------------------
                                                                      Three Months Ended
                                                                           March 31,
                                                                   2000                 1999
                                                                   ----                 ----
REVENUES

  Operations Fees                                          $     588,181         $     833,812
  Development Fees                                                  -                     -
  Licensing Fees                                                  12,399                  -
                                                    -------------------------------------------
       Total revenues                                            600,580               833,812
                                                    -------------------------------------------
COSTS AND EXPENSES
  Cost of sales                                                1,278,175             1,449,926
  Sales and marketing                                            310,473               570,322
  General and administrative                                     466,459               455,283
  Research and development                                        85,552               118,419
                                                    -------------------------------------------
        Total costs and expenses                               2,140,659             2,593,950
                                                    -------------------------------------------

OPERATING LOSS                                                (1,540,079)           (1,760,138)

OTHER INCOME (EXPENSE)                                          (94,827)                46,411
                                                    -------------------------------------------
NET LOSS                                                 $   (1,634,906)       $   (1,713,727)
                                                    ===========================================
NET LOSS PER SHARE - BASIC
   AND DILUTED                                            $       (0.20)        $       (0.21)
                                                    ===========================================
WEIGHTED AVERAGE COMMON
  AND POTENTIAL COMMON SHARES                                  8,040,202             8,023,423
                                                    ===========================================

See notes to consolidated financial statements.

PATIENT INFOSYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------------
                                                                            Three Months            Three Months
                                                                               Ended                    Ended
                                                                           March 31, 2000          March 31, 1999
                                                                           --------------          --------------
OPERATING ACTIVITIES:
  Net loss                                                                $   (1,634,906)         $   (1,713,727)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                              223,911                 115,952
      Compensation expense related to issuance of stock warrants                   1,042                   2,915
      (Increase) decrease in accounts receivable, net                            (38,286)                436,553
      (Increase) decrease in prepaid expenses and other current assets            45,336                 (12,841)
      Decrease in other assets                                                    18,861                  34,294
      Decrease  in  accounts  payable                                           (269,747)                (10,090)
      Increase  in accrued  salaries  and wages                                  147,624                 128,330
      Increase in accrued expenses                                                10,799                  31,037
      Increase in deferred revenue                                                98,024                  20,057
                                                                      -------------------------------------------

            Net cash used in operating activities                             (1,397,342)               (967,520)

INVESTING ACTIVITY:
  Property and equipment additions                                               (20,003)               (306,953)
  Purchases of available-for-sale securities                                        -                    (10,847)
  Purchase of HealthDesk Intellectual Property, net                                 -                   (608,166)
                                                                      -------------------------------------------

          Net cash used in investing activities                                  (20,003)               (925,966)

FINANCING ACTIVITIES:
  Proceeds from issuance of common and preferred stock, net                    1,000,000                   1,801
  Line of credit borrowings                                                    2,000,000                    -
                                                                      -------------------------------------------
            Net cash provided by financing activities                          3,000,000                   1,801
                                                                      -------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH  EQUIVALENTS                          1,582,655              (1,891,685)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                            489,521               6,316,955
                                                                      -------------------------------------------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                           $    2,072,176          $    4,425,270
                                                                      ===========================================

Supplemental disclosures of cash flow information
   Cash paid and received for income taxes, net                           $         -             $       20,600
                                                                      ===========================================

Supplemental disclosures of non-cash information
  Fair value of stock purchase warrants issued in conjunction with guarentees by certain board members of  borrowings on the line
  of credit                                                               $      475,000          $         -
                                                                      ===========================================

See notes to consolidated financial statements.

PATIENT INFOSYSTEMS, INC.

Notes to Consolidated Financial Statements

1. The consolidated financial statements for the three month periods ended March 31, 2000 and March 31, 1999 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three months ended March 31,2000 are not necessarily indicative of the results for the entire year ending December 31, 2000.

2. Intangible assets represent the intellectual property (i.e.: tradenames, trademarks, licenses and brandnames) acquired from HealthDesk Corporation, which are being amortized over 15 years using the straight-line method.

3. In March 2000, the Company completed a private placement of 100,000 shares of newly issued Series C 9% Cumulative Convertible Preferred Stock, raising $1,000,000 in total proceeds. These shares can be converted into Common Stock at a rate of 8 shares of Common Stock to 1 share of Preferred Stock. Each Series C share has voting rights equivalent to 8 shares of Common Stock. The proceeds resulting from this issuance will be used to support the Company's operation.

     Also in March 2000, the Company secured an additional $1,000,000 line of credit under substantially the same terms as its existing $1,500,000 line. Because these lines of credit are due and payable on March 31, 2001, amounts borrowed at March 31, 2000 and December 31, 1999 are reported as current and long term liabilities, respectively. Additional warrants for the purchase of 250,000 common shares, which had a fair market value of $475,000, were issued to the guarantors of this additional line of credit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Management's discussion and analysis provides a review of the Company's operating results for the three month periods ended March 31, 2000 and March 31, 1999 and its financial condition at March 31, 2000. The focus of this review is on the underlying business reasons for significant changes and trends affecting the revenues, net earnings and financial condition of the Company. This review should be read in conjunction with the accompanying consolidated financial statements.

     In an effort to give investors a well-rounded view of the Company's current condition and future opportunities, this Quarterly Report on Form 10-Q includes forecasts by the Company's management about future performance and results. Because they are forward-looking, these forecasts involve uncertainties. These uncertainties include the Company's working capital short falls, risks of market acceptance of or preference for the Company's systems and services, competitive forces, the impact of, and changes in, government regulations, general economic factors in the healthcare industry and other factors discussed in the Company's filings with the Securities and Exchange Commission including the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Results of Operations

         Revenues

         Revenues consist of revenues from operations, development and licensing fees. Revenues decreased from $833,812 during the three months ended March 31, 1999 to $600,580 during the three months ended March 31, 2000, or 28%.

                                                     Three Months Ended
                                                           March 31,
Revenues                                              2000           1999
--------                                              ----           ----
Operations Fees
  Disease Management and Compliance                $ 175,757      $ 148,778
  Surveys                                            130,409        454,107
  Demand Management                                  232,762        198,713
  Other                                               49,253         32,215
                                              ------------------------------
Total Operations Fees                                588,181        833,812
Development Fees                                        -              -
Licensing Fees                                        12,399           -
                                              ------------------------------
Total Revenues                                     $ 600,580      $ 833,812
                                              ------------------------------

     Operations revenues are generated as the Company provides services to its customers. Operations revenues decreased from $833,812 during the three months ended March 31, 1999 to $588,181 during the three months ended March 31, 2000. Operations revenues continue to be the primary source of revenue for the Company. The decrease in operations revenues reflected reduced revenues from the conduct of surveys that resulted from the elimination of a Medicare product by one of the Company's primary customers. Demand Management revenues increased 17% due to marginal increases in the membership of existing clients and the addition of McClelland Air Force Base as a new customer.

     The Company has identified possible new customers, but there can be no assurance that such prospects will contribute revenue in the near term, if at all.

     Development revenue represents the amounts that the Company charges its customers for the development of its customized programs. There were no development revenues in the three months ended March 31, 2000 or 1999. The Company has entered into new development agreements but anticipates that revenue from program development will remain immaterial in the future.

     License revenues recognized from the Case Management Support Systems for the three months ended March 31, 2000 were $12,399. The Company has not entered into any new licensing agreements for its Case Management Support System and the revenue for the current period reflects ongoing revenue from the existing agreements.

     Costs and Expenses

     Cost of sales include salaries and related benefits, services provided by third parties, and other expenses associated with the implementation and delivery of the Company's standard and customized population, demand, and disease management programs. Cost of sales for the three months ended March 31, 2000 consisting of costs associated with the operation of the Company's programs was $1,278,175 as compared to $1,449,926 for the three month period ended March 31, 1999. The decrease in these costs primarily reflects a response to the decreased level of population and disease management operational activities. The Company's gross margin continues to be negative. The Company anticipates that revenue must increase before it will recognize economies of scale. No assurance can be given that revenues will increase or that, if they do, they will exceed expenses.

     Sales and marketing expenses consist primarily of salaries, related benefits, travel costs, sales materials and other marketing related expenses. Sales and marketing expenses for the three months ended March 31, 2000 were $310,473 as compared to $570,322 for the three month period ended March 31, 1999. Spending in this area has decreased due to the resignation or termination of several members of the sales staff. The Company anticipates expansion of the Company's sales and marketing staff and expects it will continue to invest in the sales and marketing process, and that such expenses related to sales and marketing may increase in future periods.

     General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operating expenses of the Company. General and administrative expenses for the three months ended March 31, 2000 were $466,459, as compared to $455,283 for the three month period ended March 31, 1999. These expenditures have been incurred to maintain the corporate infrastructure necessary to support anticipated program operations. The increase in these costs during the period reflected a single severance payment of $58,763 to Donald A. Carlberg who resigned as Chief
Executive Officer effective March 30, 2000. Without this charge, general and administrative costs would have decreased $47,587 to $407,696 as compared to the same period of 1999. The Company expects that general and administrative expenses will remain relatively constant in future periods.

     Research and development expenses consist primarily of salaries and related benefits and administrative costs associated with the development of certain components of the Company's integrated information capture and delivery system, as well as development of the Company's standardized disease management programs and the Company's Internet based technology products. Research and development expenses for the three months ended March 31, 2000 were $85,552, as compared to $118,419 for the three months ended March 31, 1999.

     Other (expense) income was ($94,827) and $46,411 at March 31, 2000 and 1999 respectively. The net decrease in these amounts is principally due to amortization of debt issuance costs and interest expense on the line of credit borrowings, both of which began on January 1, 2000.

     The Company had a net loss of $1,634,906 for the three months ended March 31, 2000, as compared to a net loss of $1,713,727 for the three months ended March 31, 1999. This represents a net loss per share of $.20 for the first quarter of 2000, as compared to a net loss of $.21 per share in the first quarter of 1999.

     Liquidity and Capital Resources

     At March 31, 2000 the Company had a working capital deficit of $496,963 as compared to working capital of $414,132 at December 31, 1999. Through March 31, 2000 these amounts reflect the effects of the Company's continuing losses as well as the borrowings against its $2,500,000 line of credit, $500,000 of which was considered to be a long term liability at December 31, 1999. Since its inception, the Company has primarily funded its operations, working capital needs and capital expenditures from the sale of equity securities. The Company completed an initial public offering of its common stock on January 8, 1997, at which time, it generated net proceeds to the Company of $16,314,048.

     In March 2000, the Company completed a private placement of 100,000 shares of newly issued Series C 9% Cumulative Convertible Preferred Stock, raising $1,000,000 in total proceeds. These shares can be converted into Common Stock at a rate of 8 shares of Common Stock to 1 share of Preferred Stock. Each Series C share has voting rights equal to the number of shares of Common Stock into which it can be converted. The proceeds resulting from this issuance will be used to support the Company's operations.

     In December 1999, the Company established a credit facility for $1,500,000 guaranteed by two of the Company's Board members. In March 2000, the facility was increased by $1,000,000 under substantially the same terms, also guaranteed by the same Board members. Because this line of credit is due and payable on March 31, 2001, amounts borrowed at March 31, 2000 and December 31, 1999 are reported as current and long term liabilities, respectively. Additional warrants for the purchase of 250,000 common shares, which had a fair market value of $475,000, were issued to the guarantors of this additional line of credit.

     The Company has expended substantial amounts to expand its operational capabilities and strengthen its infrastructure, which at the same time has increased its administrative and technical costs. In addition, the Company's cash has been steadily depleted as a result of operating losses. To the extent that the Company anticipates that its losses will continue or increase, the Company's available capital will continue to decline. Accordingly, the Company has been required to seek additional capital to maintain its operations. The Company is continuing its efforts to raise additional capital privately through the sale of convertible preferred stock in a private placement to accredited investors through the efforts of its officers and directors. No assurance can be given that the Company will successfully raise the necessary funds. In addition, the Company anticipates that as its losses continue, it will likely need to raise additional funds during 2000. However, no assurance can be given that the Company will be able to obtain additional financing on favorable terms, if at all. In addition, any additional financing, which includes the issuance of additional securities of the Company, may be dilutive to the Company's existing stockholders. If the Company is unable to identify additional capital, it will be required to curtail or cease operations.

     Nasdaq Continued Listing Requirements

     In order for the Company's Common Stock to continue to be quoted on the Nasdaq National Market, it must have net tangible assets of at least $4 million. As of March 31, 2000, the Company's net tangible assets were less than $4 million. Accordingly, the Company expects that its Common Stock may be delisted from the Nasdaq National Market. Nevertheless, the Company intends to try to satisfy the continuing listing criteria to be listed on the Nasdaq Small Cap Market so thet if its shares are delisted from the Nasdaq National Market, that its Common Stock may be listed for trading on the Nasdaq Small Cap Market. No assurance can be given that the liquidity of the Common Stock will not be adversely affected if it is traded on the Nasdaq Small Cap Market ("Nasdaq"). In order to satisfy continued listed criteria on the Nasdaq Small Cap Market, a company must have, among other things, net tangible assets of at least $2 million and maintain a stock price in excess of $1 per share. Whether or not the Company can be deemed to satisfy the listing requirements of the Nasdaq Small Cap Market as of March 31, 2000, to the extent that the Company continues to incur losses and is unable to raise additional equity, it will not be able to maintain compliance with the continued listing requirements of the Nasdaq Small Cap Market.

     No assurance can be given that the Company's Common Stock will continue to be listed on Nasdaq. If the failure to meet the maintenance criteria results in the Company's Common Stock no longer being eligible for quotation on Nasdaq, trading, if any, of the Common Stock would thereafter be conducted in the non-Nasdaq over-the-counter market. As a result of such delisting, an investor may find it more difficult to dispose of or to obtain accurate quotations as to the market value of the Company's Common Stock. In addition, if the Common Stock was to become delisted from Nasdaq and the trading price of the Common Stock was less than $5.00 per share, trading in the Common Stock would be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended ("the "Exchange Act"), which require additional disclosure by broker-dealers in conjunction with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on dealer-brokers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the dealer-broker must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale. The additional burdens imposed on broker-dealers by such requirements may discourage them from effecting transactions in the Common Stock, which could severely limit the liquidity of the Common Stock and the ability to sell the Common Stock in the secondary market.

     In the absence of an active trading market, purchasers of the Common Stock may experience difficulty in selling their shares. The trading price of the Common Stock is expected to be subject to significant fluctuations in response to variations in quarterly operating results, changes in analysts' earnings estimates and other factors. In addition, the stock market is subject to price and volume fluctuations that affect the market prices for companies and that are often unrelated to operating performance.

     Inflation

     Inflation did not have a significant impact on the Company's costs during the three periods ended March 31, 2000 and March 31, 1999. The Company continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

     Forward Looking Statements

     When used in this and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result," "expects," "plans," "will continue," "is anticipated," "estimated," "project," or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These uncertainties include risks of market acceptance of or preference for the Company's systems and services, competitive forces, the impact of, and changes in, government regulations, general economic factors in the healthcare industry and other factors discussed in the Company's filings with the Securities and Exchange Commission. The Company has no obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to changes in interest rates primarily in its cash transactions. The interest paid on the Company's outstanding line of credit is based upon the prime rate. The Company has the option of reducing its interest expenses by rolling the outstanding line of credit balance into notes that carry a rate equal to LIBOR plus 1.75%.

     In relation to the operations of Patient Infosystems Canada, fluctuations of foreign currency can impact the Company's net operating results. However, management believes that due to the relative size of its operations in Canada, such impact would be considered immaterial to the consolidated financial statements. The Company currently has no significant investments in foreign currency instruments.

     The balances the Company has in cash or cash equivalents are generally available without legal restrictions to fund ordinary business operations. The Company regularly invests excess operating cash in certificates of deposit and U.S. government bonds and other bonds that are subject to changes in short-term interest rates. Accordingly, the Company believes that the market risk arising from its holding of these financial instruments is minimal. The Company did not make any purchases of available-for-sale securities in the three months ended March 31, 1999 and 2000.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

     Series C Preferred Stock

     On March 31, 2000, the Company received $1,000,000 in proceeds from a private sale of 100,000 shares of Series C Convertible Preferred Stock. The Series C Convertible Preferred carries a 9% cumulative dividend provision and can be converted into Common Stock at a rate of 8 shares of Common to 1 share of Preferred. Each share of Series C Convertible Preferred Stock has voting rights equal to the number of shares of Common Stock into which it can be converted.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits:
--------

(a)  (11)  Statements of Computation of Per Share Earnings

     (27)  Financial Data Schedule

(b)  No reports on Form 8-K were filed during the quarter ended March 31, 2000

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 15, 2000


                                                       PATIENT INFOSYSTEMS, INC.
                                                              (Registrant)


Date  May 15, 2000                          /s/ Roger L. Chaufournier
      ------------                          -------------------------
                                            Roger L. Chaufournier
                                            Director, President and
                                            Chief Executive Officer

Date  May 15, 2000                          /s/ Kent A. Tapper
      ------------                          -------------------------
                                            Kent A. Tapper
                                            Principle Accounting Officer