Form 10-Q
period 2000-06-30
PATIENT INFOSYSTEMS INC
filed 2000-08-14
CIK 1017813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10Q



[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:        June 30, 2000
                                 -------------------------
                              OR
[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [ ]

     As of August 14, 2000, 8,220,202 common shares were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PATIENT INFOSYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------------------------------
ASSETS                                                                          June 30, 2000        December 31, 1999
                                                                                 (Unaudited)             (Audited)
CURRENT ASSETS:
  Cash and cash equivalents                                                       $600,972                  $489,521
  Accounts receivable                                                              602,098                   650,279
  Prepaid expenses and other current assets                                        151,920                   202,064
                                                                            ----------------------------------------
        Total current assets                                                     1,354,990                 1,341,864

PROPERTY AND EQUIPMENT, net                                                      1,033,603                 1,291,351

Debt issuance costs (net of accumulated amortization of $279,250 and $0)           578,250                   382,500
Intangible assets (net of accumulated amortization of $84,328 and $38,055)         538,396                   584,669
Other assets                                                                       206,288                   244,011
                                                                            ----------------------------------------

TOTAL ASSETS                                                                    $3,711,527                $3,844,395
                                                                            ========================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                $185,771                  $496,533
  Accrued salaries and wages                                                       160,994                   190,232
  Line of credit                                                                 2,500,000                      -
  Accrued expenses                                                                  61,337                    22,767
  Deferred revenue                                                                 183,513                   218,200
                                                                            ----------------------------------------
        Total current liabilities                                                3,091,615                   927,732
                                                                            ----------------------------------------

LINE OF CREDIT                                                                        -                      500,000

STOCKHOLDERS' EQUITY:
  Common stock - $.01 par value:  shares authorized:
      20,000,000; issued and outstanding: June 30,
     2000 - 8,133,602; December 31, 1999 - 8,040,202                                81,336                    80,402
  Preferred Stock - $.01 par value:  shares authorized: 5,000,000
    Series C, 9% cumulative, convertible
      issued and outstanding June 30, 2000 - 100,000                                 1,000                      -
  Additional paid-in capital                                                    23,455,626                21,968,536
  Accumulated other comprehensive income                                             1,805                     1,805
  Accumulated Deficit                                                         (22,919,855)              (19,634,080)
                                                                            ----------------------------------------
        Total stockholders' equity                                                 619,912                 2,416,663
                                                                            ----------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $3,711,527                $3,844,395
                                                                            ========================================
See notes to consolidated financial statements.

PATIENT INFOSYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------
                                                         Three Months Ended                     Six Months Ended
                                                              June 30,                              June 30,
                                                      2000               1999                2000               1999

REVENUES
  Operations Fees                                   $548,113          $1,002,943         $1,136,294         $1,836,756
  Development Fees                                    17,200                -               $17,200               -
  Licensing Fees                                      33,427                -               $45,826               -
                                               -----------------------------------------------------------------------
       Total revenues                                598,740           1,002,943          1,199,320          1,836,756
                                               -----------------------------------------------------------------------
COSTS AND EXPENSES
  Cost of sales                                    1,205,857           1,354,673          2,484,032          2,714,271
  Sales and marketing                                271,550             724,316            582,023          1,294,639
  General and administrative                         407,578             503,797            874,037            959,081
  Research and development                            77,647             218,698            163,199            427,447
                                               -----------------------------------------------------------------------
        Total costs and expenses                   1,962,632           2,801,484          4,103,291          5,395,438
                                               -----------------------------------------------------------------------
OPERATING LOSS                                   (1,363,892)         (1,798,541)        (2,903,971)        (3,558,682)

Investment Loss                                        -               (293,211)              -              (327,505)
Other Income (Expense)                             (264,479)              48,866          (359,306)            129,571
                                               -----------------------------------------------------------------------
NET LOSS                                        $(1,628,371)        $(2,042,886)       $(3,263,277)       $(3,756,616)
                                               =======================================================================
NET LOSS PER SHARE - BASIC
   AND DILUTED                                       $(0.20)             $(0.25)            $(0.40)            $(0.47)
                                               =======================================================================
WEIGHTED AVERAGE COMMON
  AND POTENTIAL COMMON SHARES                      8,071,095           8,028,186          8,070,095          8,024,125
                                               =======================================================================
See notes to consolidated financial statements.

PATIENT INFOSYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------------------------------
                                                                    Six Months           Six Months
                                                                       Ended                Ended
                                                                   June 30, 2000        June 30, 1999
OPERATING ACTIVITIES:
  Net loss                                                          $(3,263,277)         $(3,756,616)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                      557,880              238,733
      (Gain) Loss on disposal of fixed assets                             18,750                 -
      Loss on investments                                                   -                 327,505
      Compensation expense related to issuance of stock warrants           1,042                6,874
      (Increase) Decrease in accounts receivable, net                     48,181            (363,571)
      Decrease in prepaid expenses and other current assets               50,144               48,904
      Decrease in other assets                                            37,723
      (Decrease) in accounts payable                                   (310,762)             (21,625)
      Increase (Decrease) in accrued salaries and wages                 (29,238)              219,940
      Increase in accrued expenses                                        16,070                3,759
      Increase (Decrease) in deferred revenue                           (34,687)              340,628
                                                                 ------------------------------------
            Net cash used in operating activities                    (2,889,933)          (2,955,469)

INVESTING ACTIVITY:
  Property and equipment additions                                      (11,599)            (429,441)
  Proceeds from sale of fixed assets                                      18,240                -
  Purchases of available-for-sale  securities                              -                 (21,073)
  Maturities of available-for-sale securities                              -                1,050,747
  Purchase of HealthDesk Intellectual Property, net                        -                (605,427)
                                                                 ------------------------------------
            Net cash used in investing activities                          6,641              (5,194)

FINANCING ACTIVITIES:
  Proceeds from issuance of common and preferred stock, net            1,012,983                1,801
  Line of credit borrowings                                            2,000,000                 -
                                                                 ------------------------------------
            Net cash provided by financing activities                  3,012,983                1,801

NET INCREASE (DECREASE) IN CASH AND CASH  EQUIVALENTS                    111,451          (2,958,862)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                    489,521            6,316,955
                                                                 ------------------------------------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                         $600,972           $3,358,093
                                                                 ====================================
Supplemental disclosures of cash flow information
   Cash paid and received for income taxes, net                             -                 $30,721
                                                                 ====================================
Supplemental  disclosures of non-cash information
  Fair value of stock purchasewarrants issued in conjunction with guarantees by certain board members of borrowings on the line
    of credit                                                            475,000                 -
                                                                 ====================================
  Dividends declared on Class C Convertible Preferred Stock               22,500                 -
                                                                 ====================================
See notes to consolidated financial statements.

PATIENT INFOSYSTEMS, INC.


Notes to Consolidated Financial Statements

1. The consolidated financial statements for the three month periods ended June 30, 2000 and June 30, 1999 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements and notes thereto should be read in conjunction with management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results for the entire year ending December 31, 2000.

2. Intangible assets represent the intellectual property (i.e.: tradenames, trademarks, licenses and brandnames) acquired from HealthDesk Corporation. Until March 31, 2000, this asset was being amortized over 15 years using the straight-line method. As a result of a further evaluation of this asset, it has been decided to alter the amortization based upon having a remaining life of 48 months starting April 1, 2000 using a straight-line method. The net asset value for this intellectual property was $574,290 and $538,396 on March 31 and June 30, 2000 respectively, which reflects the change in amortization effective April 1, 2000.

3. In March 2000, the Company completed a private placement of 100,000 shares of newly issued Series C 9% Cumulative Convertible Preferred Stock, raising $1,000,000 in total proceeds. These shares can be converted into Common Stock at a rate of 8 shares of Common Stock to 1 share of Preferred Stock. Each Series C share has voting rights equivalent to 8 shares of Common Stock. The proceeds from this issuance are being used to support the Company's operations.

     In December 1999, the Company established a credit facility for $1,500,000 guaranteed by two of the Company's Board members. In consideration for their guarantees, the Company granted to Dr. Derace Schaffer and Mr. John Pappajohn warrants to purchase an aggregate of 375,000 shares of common stock for $1.5625 per share. In March 2000, the facility was increased by $1,000,000 under substantially the same terms, also guaranteed by the same Board members. Because this line of credit is due and payable on March 31, 2001, amounts borrowed at March 31, 2000 and December 31, 1999 are reported as current and long term liabilities, respectively. Additional warrants for the purchase an aggregate of 250,000 shares of common stock for $2.325 per share, were granted to Dr. Derace Schaffer and Mr. John Pappajohn for their guarantee of this additional line of credit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Management's discussion and analysis provides a review of the Company's operating results for the three and six month periods ended June 30, 2000 and June 30, 1999 and its financial condition at June 30, 2000. The focus of this review is on the underlying business reasons for significant changes and trends affecting the revenues, net earnings and financial condition of the Company. This review should be read in conjunction with the accompanying consolidated financial statements.

     In an effort to give investors a well-rounded view of the Company's current condition and future opportunities, this Quarterly Report on Form 10-Q includes forecasts by the Company's management about future performance and results. Because they are forward-looking, these forecasts involve uncertainties. These uncertainties include the Company's working capital shortfalls, risks of market acceptance of or preference for the Company's systems and services, competitive forces, the impact of, and changes in, government regulations, general economic factors in the healthcare industry and other factors discussed in the Company's filings with the Securities and Exchange Commission including the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Results of Operations

     Revenues

     Revenues consist of revenues from operations, development and licensing fees. Revenues decreased from $1,002,943 during the three months ended June 30, 1999 to $598,740 during the three months ended June 30, 2000, or 40%. Revenues decreased from $1,836,756 during the six months ended June 30, 1999 to $1,199,320 during the six months ended June 30, 2000, or 35%.

                                         Three Months Ended                 Six Months Ended
                                               June 30,                         June 30,
Revenues                                 2000           1999              2000           1999
Operations Fees
  Disease Management and Compliance     $152,867       $408,689         $328,624        $557,467
  Surveys                                131,478        325,054          261,887         779,161
  Demand Management                      240,494        193,290          473,256         392,003
  Other                                   23,274         75,910           72,527         108,125
                                      -------------------------       --------------------------
Total Operations Fees                    548,113      1,002,943        1,136,294       1,836,756
Development Fees                          17,200           -              17,200            -
Licensing Fees                            33,427           -              45,826            -
                                      -------------------------       --------------------------
Total Revenues                          $598,740     $1,002,943       $1,199,320      $1,836,756
                                      -------------------------       --------------------------

     Operations revenues are generated as the Company provides services to its customers. Operations revenues decreased from $1,002,943 during the three months ended June 30, 1999 to $548,113 during the three months ended June 30, 2000. Operations revenues decreased from $1,836,756 during the six months ended June 30, 1999 to $1,136,294 during the six months ended June 30, 2000. Operations revenues continue to be the primary source of revenue for the Company. The decrease in operations revenues reflected reduced revenues from the conduct of surveys. This resulted from the internal elimination of a Medicare product by one of the Company's primary customers and the completion of two compliance initiatives on the part of a major pharmaceutical client. These clients have not provided the Company with new assignments to replace the completed projects. Demand Management revenues increased 20% and 17% over the three and six month periods respectively due to increases in the membership of existing clients and the addition of a new customer.

     Development revenue represents the amounts that the Company charges its customers for the development of its customized programs. There were $17,200 of development revenues in the three and six months ended June 30, 2000. The Company has entered into new development agreements but anticipates that revenue from program development will remain immaterial in the future.

     License revenues recognized from the Case Management Support System for the three and six-month period ended June 30, 2000 were $33,427 and $45,826 respectively. The Company has not entered into any new licensing agreements for its Case Management Support System and the revenue for the current period reflects ongoing revenue from the existing agreements.

     Costs and Expenses

     Cost of sales include salaries and related benefits, services provided by third parties, and other expenses associated with the implementation and delivery of the Company's standard and customized population, demand, and disease management programs. Cost of sales for the three months ended June 30, 2000 was $1,205,857 as compared to $1,354,673 for the three-month period ended June 30, 1999. For the six months ended June 30, 2000, cost of sales was $2,484,032, as compared to $2,714,271 for the six months ended June 30, 1999. The decrease in these costs primarily reflects a response to the decreased level of population and disease management operational activities. The Company's gross margin continues to be negative. The Company anticipates that revenue must substantially increase before it will begin to recognize economies of scale. No assurance can be given that revenues will increase or that, if they do, they will exceed expenses.

     Sales and marketing expenses consist primarily of salaries, related benefits, travel costs, sales materials and other marketing related expenses. Sales and marketing expenses for the three months ended June 30, 2000 were $271,550 as compared to $724,316 for the three-month period ended June 30, 1999. For the six months ended June 30, 2000, sales and marketing expenses were $582,023, as compared to $1,294,639 for the six months ended June 30, 1999. Spending in this area has decreased due to the resignation or termination of several members of the sales staff. The Company anticipates expansion of the Company's sales and marketing staff and expects it will continue to invest in the sales and marketing process in future periods.

     General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operating expenses of the Company. General and administrative expenses for the three months ended June 30, 2000 were $407,578, as compared to $503,797 for the three-month period ended June 30, 1999. For the six months ended June 30, 2000, general and administrative expenses was $874,037, as compared to $959,081 for the six months ended June 30, 1999. These expenditures have been incurred to maintain the corporate infrastructure necessary to support anticipated program operations. The decrease in these costs was a direct result of management's cost reduction initiatives. This full impact of the cost reduction efforts was only partially reflected in these costs due to a one-time write-off of $87,685 in trade receivables, which were no longer considered collectable. The Company expects that general and administrative expenses will remain relatively constant in future periods.

     Research and development expenses consist primarily of salaries and related benefits and administrative costs associated with the development of certain components of the Company's integrated information capture and delivery system, as well as development of the Company's standardized disease management programs and the Company's Internet based technology products. Research and development expenses for the three months ended June 30, 2000 were $77,647, as compared to $218,698 for the three months ended June 30, 1999. For the six months ended June 30, 2000, research and development expenses were $163,199, as compared to $427,447 for the six months ended June 30, 1999. This reduction reflects a shift in technology staffing to support existing operations rather than research and development activities. It is anticipated that as the Company evolves its technology infrastructure, that modest increases in research and development expense will be required.

     The Company recorded no investment loss for the three months ended June 30, 2000 as compared to a loss of $293,211 for the three month period ended June 30, 1999. There was no investment loss recorded for the six months ended June 30, 2000 as compared to $327,505 for the six months ended June 30, 1999. In 1999, the Company's investment loss included its investment in Patient Infosystems Canada, Inc. and a one time write-off of it's investment in the Pulse Group.

     The Company recorded a loss of $264,479 and $359,306 in other income for the three and six-month periods ended June 30, 2000 respectively, as compared to a gain of $48,886 and $129,571 for the three and six-month periods ended June 30, 1999 respectively. The Company is amortizing $857,500 of debt issuance costs for the establishment of a $2,500,000 line of credit. This cost is a non-cash item related to the fair market value of warrants to purchase the Company's common stock, which were issued to two directors in consideration for their guarantee of the debt. The expense recorded was $192,750 and $279,250 for the three and six-month periods ended June 30, 2000. The Company generates interest income from cash balances and investments and pays interest on debt. The net interest expense recorded was $44,604 and $63,499 for the three and six-month periods ended June 30, 2000 as compared to a net gain of $47,279 and $126,489 for the same periods of 1999. The balance of the loss of $27,125 and $16,557 for the three and six-month periods ending June 30, 2000 primarily relate to a loss on the sale of certain fixed assets.

     The Company had a net loss of $1,628,371 for the three months ended June 30, 2000, as compared to a net loss of $2,042,886 for the three months ended June 30, 1999. This represents a net loss per share of $0.20 for the second quarter of 2000, as compared to a net loss of $0.25 per share in the second quarter of 1999. The net loss for the six-month period ended June 30, 2000 is $3,263,277 as compared to $3,756,616 for the same period of 1999. This represents a net loss per share of $0.40 for the first half of 2000, as compared to a net loss of $0.47 per share in the first half of 1999.

     Liquidity and Capital Resources

     At June 30, 2000 the Company had a working capital deficit of $1,736,626 as compared to working capital of $414,132 at December 31, 1999. Through June 30, 2000 these amounts reflect the effects of the Company's continuing losses as well as the borrowings against its $2,500,000 line of credit, $500,000 of which was considered to be a long-term liability at December 31, 1999. Since its inception, the Company has primarily funded its operations, working capital needs and capital expenditures from the sale of equity securities. The Company completed an initial public offering of its common stock on January 8, 1997, at which time it generated net proceeds to the Company of $16,314,048.

     In March 2000, the Company completed a private placement of 100,000 shares of newly issued Series C 9% Cumulative Convertible Preferred Stock, raising $1,000,000 in total proceeds. These shares can be converted into Common Stock at a rate of 8 shares of Common Stock to 1 share of Preferred Stock. Each Series C share has voting rights equal to the number of shares of Common Stock into which it can be converted. The proceeds resulting from this issuance have been used to support the Company's operations.

     In December 1999, the Company established a credit facility for $1,500,000 guaranteed by two of the Company's Board members. In consideration for their guarantees, the Company granted to Dr. Derace Schaffer and Mr. John Pappajohn warrants to purchase an aggregate of 375,000 shares of common stock for $1.5625 per share. In March 2000, the facility was increased by $1,000,000 under substantially the same terms, also guaranteed by the same Board members. Because this line of credit is due and payable on March 31, 2001, amounts borrowed at March 31, 2000 and December 31, 1999 are reported as current and long term liabilities, respectively. Additional warrants for the purchase an aggregate of 250,000 shares of common stock for $2.325 per share, were granted to Dr. Derace Schaffer and Mr. John Pappajohn for their guarantee of this additional line of credit.

     The Company has expended substantial amounts to expand its operational capabilities and strengthen its infrastructure, which at the same time has increased its administrative and technical costs. In addition, the Company's cash has been steadily depleted as a result of operating losses. To the extent that the Company anticipates that its losses will continue or increase, the Company's available capital will continue to decline. Accordingly, the Company has been required, and will for the foreseeable future continue to be required, to seek additional capital to maintain its operations. The Company is continuing its efforts to raise additional capital privately through the sale of convertible preferred stock or otherwise. However, no assurance can be given that the Company will be able to obtain additional financing on favorable terms, if at all. In addition, any additional financing, which includes the issuance of additional securities of the Company, may be dilutive to the Company's existing stockholders. If the Company is unable to identify additional capital, it will be required to curtail or cease operations.

     Nasdaq Continued Listing Requirements

     In order for the Company's Common Stock to continue to be quoted on the Nasdaq National Market, it must have net tangible assets of at least $4 million and must maintain a price of $1.00 per share. As of June 30, 2000, the Company's net tangible assets were less than $4 million and the Company's stock has continued to trade at a price less than $1.00. Accordingly, the Company expects that its Common Stock may be delisted from the Nasdaq National Market. If its shares are delisted from the Nasdaq National Market, the Company will seek to have its Common Stock listed for trading on the Nasdaq Small Cap Market. No assurance can be given that the liquidity of the Common Stock will not be adversely affected if it is traded on the Nasdaq Small Cap Market ("Nasdaq"). In order to satisfy continued listed criteria on the Nasdaq Small Cap Market, a company must have, among other things, net tangible assets of at least $2 million and maintain a stock price in excess of $1 per share. The Company does not satisfy the listing requirements of the Nasdaq Small Cap Market either. To the extent that the Company is unable to raise additional equity, and its stock price does not rise above $1, it will not be able to comply with the continued listing requirements of the Nasdaq Small Cap Market.

     If the failure to meet the maintenance criteria results in the Company's Common Stock no longer being eligible for quotation on Nasdaq, trading, if any, of the Common Stock would thereafter be conducted in the non-Nasdaq bulletin board over-the-counter market. As a result of such delisting, an investor may find it more difficult to dispose of or to obtain accurate quotations as to the market value of the Company's Common Stock. In addition, if the Common Stock were to become delisted from Nasdaq and the trading price of the Common Stock was less than $5.00 per share, trading in the Common Stock would be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended ("the "Exchange Act"), which require additional disclosure by broker-dealers in conjunction with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on dealer-brokers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the dealer-broker must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale. The additional burdens imposed on broker-dealers by such requirements may discourage them from effecting transactions in the Common Stock, which could severely limit the liquidity of the Common Stock and the ability to sell the Common Stock in the secondary market.

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

     Inflation

     Inflation did not have a significant impact on the Company's costs during the three and six-month periods ended June 30, 2000 and June 30, 1999. The Company continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

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

     The balances the Company has in cash or cash equivalents are generally available without legal restrictions to fund ordinary business operations. The Company regularly invests excess operating cash in certificates of deposit and U.S. government bonds and other bonds that are subject to changes in short-term interest rates. Accordingly, the Company believes that the market risk arising from its holding of these financial instruments is minimal. The Company did not make any purchases of available-for-sale securities in the three months ended June 30, 2000.

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

Dated:  August 14, 2000

                                                       PATIENT INFOSYSTEMS, INC.
                                                              (Registrant)


Date  August 14, 2000                       /s/ Roger L. Chaufournier
      ---------------                       -------------------------
                                            Roger L. Chaufournier
                                            Director, President and
                                            Chief Executive Officer

Date  August 14, 2000                       /s/ Kent A. Tapper
      ---------------                       -------------------------
                                            Kent A. Tapper
                                            Principal Accounting Officer