Form 10-Q/A
period 2000-03-31
PATIENT INFOSYSTEMS INC
filed 2000-11-20
CIK 1017813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10Q/A

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

EXPLANATORY NOTE:
     The Company hereby amends Part I of its quarterly report Form 10-Q for the period ended March 31, 2000 to reflect the restatement of its Unaudited Condensed Consolidated Financial Statements as of and for the three-month period ended March 31, 2000. The restatement does not reflect any change to the Company's revenue or net loss but does reflect a change to earnings per share. See Note 8 to the Unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

PATIENT INFOSYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------
ASSETS                                                                     March 31, 2000      December 31, 1999
                                                                           --------------      -----------------
                                                                            As Restated,
                                                                             see Note 8
CURRENT ASSETS:
  Cash and cash equivalents                                                $     2,072,176        $      489,521
  Accounts receivable                                                              688,565               650,279
  Prepaid expenses and other current assets                                        156,728               202,064
                                                                      -------------------------------------------
        Total current assets                                                     2,917,469             1,341,864

PROPERTY AND EQUIPMENT, net                                                      1,184,322             1,291,351

Debt issuance costs (net of accumulated amortization of $86,500 and                771,000               382,500
Intangible assets (net of accumulated amortization of $48,434 and                  574,290               584,669
Other assets                                                                       225,150               244,011
                                                                      -------------------------------------------
TOTAL ASSETS                                                               $     5,672,231       $     3,844,395
                                                                      ===========================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                          $      226,786        $      496,533
  Accrued salaries and wages                                                       337,856               190,232
  Line of credit                                                                 2,500,000                  -
  Accrued expenses                                                                  33,566                22,767
  Deferred revenue                                                                 316,224               218,200
                                                                      -------------------------------------------
        Total current liabilities                                                3,414,432               927,732
                                                                      -------------------------------------------

LINE OF CREDIT                                                                        -                  500,000

STOCKHOLDERS' EQUITY:
  Common stock - $.01 par value:  shares authorized:
      20,000,000; issued and outstanding: March 31,
     2000 - 8,040,202; December 31, 1999 - 8,040,202                                80,402                80,402
  Preferred stock - $.01 par value:  shares authorized: 5,000,000
    Series C, 9% cumulative, convertible
       issued and outstanding March 31, 2000 - 100,000                               1,000                  -

  Additional paid-in capital                                                    23,993,578            21,968,536
  Accumulated other comprehensive income                                             1,805                 1,805
  Accumulated deficit                                                          (21,818,986)          (19,634,080)
                                                                      -------------------------------------------
        Total stockholders' equity                                               2,257,799             2,416,663
                                                                      -------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $     5,672,231       $     3,844,395
                                                                      ===========================================


See notes to unaudited condensed consolidated financial statements.

PATIENT INFOSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-----------------------------------------------------------------------------------------------
                                                                      Three Months Ended
                                                                           March 31,
                                                                   2000                 1999
                                                                   ----                 ----
                                                               As Restated,
                                                                see Note 8
REVENUES

  Operations Fees                                          $     584,181         $     833,812
  Development Fees                                                 4,000                  -
  Licensing Fees                                                  12,399                  -
                                                    -------------------------------------------
       Total revenues                                            600,580               833,812
                                                    -------------------------------------------
COSTS AND EXPENSES
  Cost of sales                                                1,278,175             1,449,926
  Sales and marketing                                            310,473               570,322
  General and administrative                                     552,959               455,283
  Research and development                                        85,552               118,419
                                                    -------------------------------------------
        Total costs and expenses                               2,227,159             2,593,950
                                                    -------------------------------------------

OPERATING LOSS                                                (1,626,579)           (1,760,138)

OTHER INCOME (EXPENSE)                                           (8,327)                46,411
                                                    -------------------------------------------
NET LOSS                                                     (1,634,906)           (1,713,727)

CONVERTIBLE PREFERRED STOCK DIVIDENDS                          (550,000)                 -
                                                    -------------------------------------------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS             $   (2,184,906)       $   (1,713,727)
                                                    ===========================================
NET LOSS PER SHARE - BASIC AND DILUTED                   $        (0.27)       $        (0.21)
                                                    ===========================================
WEIGHTED AVERAGE COMMON SHARES                                 8,040,202             8,023,423
                                                    ===========================================

See notes to unaudited condensed consolidated financial statements.

PATIENT INFOSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------------
                                                                            Three Months            Three Months
                                                                               Ended                    Ended
                                                                           March 31, 2000          March 31, 1999
                                                                           --------------          --------------
                                                                            As Restated,
                                                                             see Note 8
OPERATING ACTIVITIES:
  Net loss                                                                $   (1,634,906)         $   (1,713,727)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                              223,911                 115,952
      Compensation expense related to issuance of stock warrants                   1,042                   2,915
      (Increase) decrease in accounts receivable, net                            (38,286)                436,553
      (Increase) decrease in prepaid expenses and other current assets            45,336                 (12,841)
      Decrease in other assets                                                    18,861                  34,294
      Decrease  in  accounts  payable                                           (269,747)                (10,090)
      Increase  in accrued  salaries  and wages                                  147,624                 128,330
      Increase in accrued expenses                                                10,799                  31,037
      Increase in deferred revenue                                                98,024                  20,057
                                                                      -------------------------------------------

            Net cash used in operating activities                             (1,397,342)               (967,520)

INVESTING ACTIVITIES:
  Property and equipment additions                                               (20,003)               (306,953)
  Purchases of available-for-sale securities                                        -                    (10,847)
  Purchase of HealthDesk Intellectual Property, net                                 -                   (608,166)
                                                                      -------------------------------------------

          Net cash used in investing activities                                  (20,003)               (925,966)

FINANCING ACTIVITIES:
  Proceeds from issuance of common and preferred stock, net                    1,000,000                   1,801
  Line of credit borrowings                                                    2,000,000                    -
                                                                      -------------------------------------------
            Net cash provided by financing activities                          3,000,000                   1,801
                                                                      -------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH  EQUIVALENTS                          1,582,655              (1,891,685)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 489,521               6,316,955
                                                                      -------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $    2,072,176          $    4,425,270
                                                                      ===========================================

Supplemental disclosures of cash flow information
   Cash paid and received for income taxes, net                           $         -             $       20,600
                                                                      ===========================================

Supplemental disclosures of non-cash information
  Fair value of stock purchase warrants issued in conjunction with guarantees by certain board members of  borrowings on the line
  of credit                                                               $      475,000          $         -
                                                                      ===========================================
Value of beneficial conversion feature on Class C Convertible
  Preferred Stock recognized as a dividend                                $      550,000          $         -
                                                                      ===========================================

See notes to unaudited condensed consolidated financial statements.

PATIENT INFOSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. The unaudited condensed consolidated financial statements for the three month periods ended March 31, 2000 and March 31, 1999 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The unaudited condensed consolidated financial statements should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three months ended March 31,2000 are not necessarily indicative of the results for the entire year ending December 31, 2000.

2. Intangible assets represent the intellectual property (i.e.: tradenames, trademarks, licenses and brandnames) acquired from HealthDesk Corporation, which are being amortized over 15 years using the straight-line method.

3. On March 31, 2000, the Company completed a private placement of 100,000 shares of newly issued Series C 9% Cumulative Convertible Preferred Stock ("Series C"), raising $1,000,000 in total proceeds. These shares can be converted into Common Stock at a rate of 8 shares of Common Stock to 1 share of Series C Preferred Stock. Each Series C share has voting rights equivalent to 8 shares of Common Stock (800,000 shares). The proceeds from this issuance will be used to support the Company's operation.

4. In December 1999, the Company established a credit facility for $1,500,000 guaranteed by Derace Schaffer and John Pappajohn, two directors of the Company. In consideration for their guarantees, the Company granted to Dr. Schaffer and Mr. Pappajohn warrants to purchase an aggregate of 375,000 shares of common stock for $1.5625 per share. In March 2000, the facility was increased by $1,000,000 under substantially the same terms, also guaranteed by the same Board members. Because this line of credit is due and payable on March 31, 2001, amounts outstanding at March 31, 2000 and December 31, 1999 are reported as current and long-term liabilities, respectively. Additional warrants to purchase an aggregate of 250,000 shares of Common Stock for $2.325 per share, were granted to Dr. Derace Schaffer and Mr. John Pappajohn for their guarantee of this additional line of credit. The warrants are included in the debt issuance costs in the balance sheet. The estimated fair value of the warrants at March 31, 2000 is approximately $475,000 based on the application of the Black Scholes option pricing model which incorporates current stock price, expected stock price volatility, expected interest rates, and the expected holding period of the warrant.

5. The calculations for the basic and diluted loss per share were based upon loss attributable to common stockholders of $2,184,906 and $1,713,727 and a weighted average number of common shares of 8,040,202 and 8,023,423 for the three-month periods ended March 31, 2000 and 1999 respectively. Options and warrants to purchase shares of Common Stock were outstanding but not included in the computation of diluted loss per share for the three-month periods ended March 31, 2000 and 1999 because the effect would have been antidilutive due to the net loss in those periods.

6. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. We have appointed a team to implement SFAS 133 on a global basis for the Company. This team has been implementing an SFAS 133 compliant risk management information system, globally educating both financial and non-financial personnel, inventorying embedded derivatives and addressing various other SFAS 133 related issues. We will adopt SFAS 133 and the corresponding amendments under SFAS 138 on January 1, 2001. SFAS 133, as amended by SFAS 138, is not expected to have a material impact on the Company's condensed consolidated financial position, results of operations or cash flows.

     In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which supercedes SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This standard is effective for transfers occurring after March 31, 2001, with certain disclosure requirements effective for the year ending December 31, 2000. The Company does not believe the adoption of this standard will have a significant impact on the Company's condensed consolidated financial position, results of operations or cash flows.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101, as amended, is required to be adopted by the Company no later than the fourth quarter of fiscal year 2000. Although the Company has not fully assessed the implications of SAB 101, management does not believe the adoption of SAB 101 will have a significant impact on the Company's condensed consolidated financial position, results of operations or cash flows.

7. The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred an operating loss for the nine-month period ended March 31, 20000 of $1,626,579 and had an accumulated deficit of $19,634,080 at December 31, 1999. These factors, among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

     The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependant upon its ability to generate sufficient cash flow to meet its obligations. Management is currently assessing the Company's operating structure for the purpose of reducing ongoing expenses, increasing sources of revenue and is negotiating the terms of additional debt or equity financing.

8. Subsequent to the issuance of the Company's unaudited condensed consolidated financial statements for the three month period ended March
     31, 2000, the Company's management determined that the effective price at which the preferred shares referred to in Note 3 could be converted into common shares at the date of issuance ($1.25) was less than the current market price of the common stock ($1.9375) on that same date, resulting in a discount, or beneficial conversion feature, of $0.6875 per share. The resulting discount is analogous to a dividend and should have been recognized as a return to the preferred shareholders. In addition, debt amortization expense of $86,500 was reclassified from other expense to general and administrative expense and development fee revenue of $4,000 was reclassified from operating fee revenue for the three-month period ended March 31, 2000. Accordingly, the accompanying financial statements have been restated to give effect to the beneficial conversion feature and the reclassifications. A summary of the significant effects of the restatement is as follows:

                                                            As Previously         As
                                                              Reported         Restated
                                                          ----------------------------------
At March 31, 2000:

  Additional paid-in capital                                 23,443,578      23,993,578
  Accumulated deficit                                       (21,268,986)    (21,818,986)

For the three-month period ended March 31, 2000:

  General and administrative                                    466,459         522,959

  Other expense                                                 (94,827)         (8,327)

  Net loss                                                   (1,634,906)     (1,634,906)

  Convertable preferred stock dividends                            -            550,000

  Net loss attributable to common shareholders               (1,634,906)     (2,184,906)

  Net loss per share - Basic and diluted                          (0.20)          (0.27)

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

     As discussed in Note 8 to the unaudited condensed consolidated financial statements, the unaudited condensed consolidated financial statements as of and for the three-months ended March 31, 2000 have been restated. The accompanying discussion and analysis gives effect to the restatement. The restatement does not reflect any change to the Company's revenue or net loss but does reflect a change to earnings per share.

Results of Operations

         Revenues

         Revenues consist of revenues from operations, development and licensing fees. Revenues decreased from $833,812 during the three months ended March 31, 1999 to $600,580 during the three months ended March 31, 2000, or 28%.

                                                     Three Months Ended
                                                           March 31,
Revenues                                              2000           1999
--------                                              ----           ----
Operations Fees
  Disease Management and Compliance                $ 171,757      $ 148,778
  Surveys                                            130,409        454,107
  Demand Management                                  232,762        198,713
  Other                                               49,253         32,215
                                              ------------------------------
Total Operations Fees                                584,181        833,812
Development Fees                                       4,000           -
Licensing Fees                                        12,399           -
                                              ------------------------------
Total Revenues                                     $ 600,580      $ 833,812
                                              ------------------------------

     Operations revenues are generated as the Company provides services to its customers. Operations revenues decreased from $833,812 during the three months ended March 31, 1999 to $584,181 during the three months ended March 31, 2000. Operations revenues continue to be the primary source of revenue for the Company. The decrease in operations revenues reflected reduced revenues from the conduct of surveys that resulted from the elimination of a Medicare product by one of the Company's primary customers. Demand Management revenues increased 17% due to marginal increases in the membership of existing clients and the addition of McClelland Air Force Base as a new customer.

     The Company has identified possible new customers, but there can be no assurance that such prospects will contribute revenue in the near term, if at all.

     Development revenue represents the amounts that the Company charges its customers for the development of its customized programs. There was $4,000 in development revenues in the three months ended March 31, 2000 as compared to no development revenue for the same period of 1999. The Company has entered into new development agreements but anticipates that revenue from program development will remain immaterial in the future.

     License revenues recognized from the Case Management Support Systems for the three months ended March 31, 2000 were $12,399. The Company has not entered into any new licensing agreements for its Case Management Support System and the revenue for the current period reflects ongoing revenue from the existing agreements.

     Costs and Expenses

     Cost of sales include salaries and related benefits, services provided by third parties, and other expenses associated with the implementation and delivery of the Company's standard and customized population, demand, and disease management programs. Cost of sales for the three-months ended March 31, 2000 consisting of costs associated with the operation of the Company's programs was $1,278,175 as compared to $1,449,926 for the three month period ended March 31, 1999. The decrease in these costs primarily reflects a response to the decreased level of population and disease management operational activities. The Company's gross margin continues to be negative. The Company anticipates that revenue must increase before it will recognize economies of scale. No assurance can be given that revenues will increase or that, if they do, they will exceed expenses.

     Sales and marketing expenses consist primarily of salaries, related benefits, travel costs, sales materials and other marketing related expenses. Sales and marketing expenses for the three months ended March 31, 2000 were $310,473 as compared to $570,322 for the three-month period ended March 31, 1999. Spending in this area has decreased due to the resignation or termination of several members of the sales staff. The Company anticipates expansion of the Company's sales and marketing staff and expects it will continue to invest in the sales and marketing process, and that such expenses related to sales and marketing may increase in future periods.

     General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operating expenses of the Company. General and administrative expenses for the three months ended March 31, 2000 were $552,959, as compared to $455,283 for the three-month period ended March 31, 1999. These expenditures have been incurred to maintain the corporate infrastructure necessary to support anticipated program operations. The increase in these costs during the period reflected a single severance payment of $58,763 to Donald A. Carlberg who resigned as Chief Executive Officer effective March 30, 2000 and amortization of $857,500 in debt issuance cost for the establishment of a $2,500,000 line of credit. This cost is a non-cash item related to the fair market value of warrants to purchase the Company's common stock, which were issued to two directors in consideration for their guarantee of the debt. The amortization expense recorded was $86,500 for the three-month period ended March 31, 2000. Without these charges, general and administrative costs would have decreased $47,587 to $407,696 as compared to the same period of 1999. The Company expects that general and administrative expenses will remain relatively constant in future periods.

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

     The Company recorded a loss of $8,327 for the three-month period ended March 31, 2000 as opposed to a gain of $46,411 for the three-month period ended March 31, 1999 in other income. The net decrease in these amounts is principally due to the reduction of cash for which the Company was paid interest and the increase of interest expenses on debt.

     The Company had a net loss attributable to the Common shareholders after preferred stock dividends of $2,184,906 for the three months ended March 31, 2000, as compared to a net loss of $1,713,727 for the three months ended March 31, 1999. This represents a net loss per share of $.27 for the first quarter of 2000, as compared to a net loss of $.21 per share in the first quarter of 1999. The preferred stock dividends include a beneficial conversion feature for the 100,000 shares of Series C Stock of $550,000.

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

     On March 31,  2000,  the Company  completed a private  placement of 100,000 shares of newly issued Series C 9% Cumulative Convertible Preferred Stock ("Series C"), raising $1,000,000 in total proceeds. These shares can be converted into Common Stock at a rate of 8 shares of Common Stock to 1 share of Series C Preferred Stock. Each Series C share has voting rights equivalent to 8 shares of Common Stock (800,000 shares). The proceeds from this issuance have been used to support the Company's operations. The fair market value of the Company's Common Stock at the time of issuance of Series C Stock was $1.9375 per share. The Series C Preferred Stock is convertible as a price equal to $1.25 per share of Common Stock resulting in a discount, or beneficial conversion feature, of $0.6875 per share. The total amount of this beneficial conversion feature ($550,000) is deemed to be the equivalent of a preferred stock dividend. The Company recorded the deemed dividend at the date of issuance by debiting accumulated deficit and crediting additional paid-in capital, with no net effect on total stockholders' equity. However, this amount increased the loss applicable to common stockholders in the calculation of basic and diluted net loss per share for the three-month period ended March 31, 2000 by approximately $0.07.

     In December 1999, the Company established a credit facility for $1,500,000 guaranteed by Derace Schaffer and John Pappajohn, two directors of the Company. In consideration for their guarantees, the Company granted to Dr. Schaffer and Mr. Pappajohn warrants to purchase an aggregate of 375,000 shares of common stock for $1.5625 per share. In March 2000, the facility was increased by $1,000,000 under substantially the same terms, also guaranteed by the same Board members. Because this line of credit is due and payable on March 31, 2001, amounts outstanding at March 31, 2000 and December 31, 1999 are reported as current and long-term liabilities, respectively. Additional warrants to purchase an aggregate of 250,000 shares of Common Stock for $2.325 per share, were granted to Dr. Derace Schaffer and Mr. John Pappajohn for their guarantee of this additional line of credit. The warrants are included in the debt issuance costs in the balance sheet. The estimated fair value of the warrants at March 31, 2000 is approximately $475,000 based on the application of the Black Scholes option pricing model which incorporates current stock price, expected stock price volatility, expected interest rates, and the expected holding period of the warrant.

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

     Nasdaq Continued Listing Requirements

     In order for the Company's Common Stock to continue to be quoted on the Nasdaq National Market, it must have net tangible assets of at least $4 million. As of March 31, 2000, the Company's net tangible assets were less than $4 million. Accordingly, the Company expects that its Common Stock may be delisted from the Nasdaq National Market. Nevertheless, the Company intends to try to satisfy the continuing listing criteria to be listed on the Nasdaq Small Cap Market so that if its shares are delisted from the Nasdaq National Market, that its Common Stock may be listed for trading on the Nasdaq Small Cap Market. No assurance can be given that the liquidity of the Common Stock will not be adversely affected if it is traded on the Nasdaq Small Cap Market ("Nasdaq"). In order to satisfy continued listed criteria on the Nasdaq Small Cap Market, a company must have, among other things, net tangible assets of at least $2 million and maintain a stock price in excess of $1 per share. Whether or not the Company can be deemed to satisfy the listing requirements of the Nasdaq Small Cap Market as of March 31, 2000, to the extent that the Company continues to incur losses and is unable to raise additional equity, it will not be able to maintain compliance with the continued listing requirements of the Nasdaq Small Cap Market.

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

     Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. We have appointed a team to implement SFAS 133 on a global basis for the Company. This team has been implementing an SFAS 133 compliant risk management information system, globally educating both financial and non-financial personnel, inventorying embedded derivatives and addressing various other SFAS 133 related issues. We will adopt SFAS 133 and the corresponding amendments under SFAS 138 on January 1, 2001. SFAS 133, as amended by SFAS 138, is not expected to have a material impact on the Company's condensed consolidated financial position, results of operations or cash flows.

     In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which supercedes SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This standard is effective for transfers occurring after March 31, 2001, with certain disclosure requirements effective for the year ending December 31, 2000. The Company does not believe the adoption of this standard will have a significant impact on the Company's condensed consolidated financial position, results of operations or cash flows.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101, as amended, is required to be adopted by the Company no later than the fourth quarter of fiscal year 2000. Although the Company has not fully assessed the implications of SAB 101, management does not believe the adoption of SAB 101 will have a significant impact on the Company's condensed consolidated financial position, results of operations or cash flows.

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

Dated:  November 20, 2000


                                                       PATIENT INFOSYSTEMS, INC.
                                                              (Registrant)


Date  November 20, 2000                     /s/ Roger L. Chaufournier
      -----------------                     -------------------------
                                            Roger L. Chaufournier
                                            Director, President and
                                            Chief Executive Officer

Date  November 20, 2000                     /s/ Kent A. Tapper
      -----------------                     -------------------------
                                            Kent A. Tapper
                                            Principle Accounting Officer