Form 10-Q/A
period 2000-06-30
PATIENT INFOSYSTEMS INC
filed 2000-11-20
CIK 1017813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-Q/A



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

EXPLANATORY NOTE:

     The Company hereby amends Part I of its quarterly report Form 10-Q for the period ended June 30, 2000 to reflect the restatement of its Unaudited Condensed Consolidated Financial Statements as of and for the three and six-month periods ended March 31, 2000. The restatement does not reflect any change to the Company's revenue or net loss but does reflect a change to earnings per share. See Note 8 to the Unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

PATIENT INFOSYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------
ASSETS                                                                          June 30, 2000        December 31, 1999
                                                                                 As Restated,
                                                                                  see Note 8
CURRENT ASSETS:
  Cash and cash equivalents                                                       $600,972                  $489,521
  Accounts receivable                                                              602,098                   650,279
  Prepaid expenses and other current assets                                        151,920                   202,064
                                                                            ----------------------------------------
        Total current assets                                                     1,354,990                 1,341,864

PROPERTY AND EQUIPMENT, net                                                      1,033,603                 1,291,351

Debt issuance costs (net of accumulated amortization of $279,250 and $0)           578,250                   382,500
Intangible assets (net of accumulated amortization of $84,328 and $38,055)         538,396                   584,669
Other assets                                                                       206,288                   244,011
                                                                            ----------------------------------------

TOTAL ASSETS                                                                    $3,711,527                $3,844,395
                                                                            ========================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                $185,771                  $496,533
  Accrued salaries and wages                                                       160,994                   190,232
  Line of credit                                                                 2,500,000                      -
  Accrued expenses                                                                  61,337                    22,767
  Deferred revenue                                                                 183,513                   218,200
                                                                            ----------------------------------------
        Total current liabilities                                                3,091,615                   927,732
                                                                            ----------------------------------------

LINE OF CREDIT                                                                        -                      500,000

STOCKHOLDERS' EQUITY:
  Common stock - $.01 par value:  shares authorized:
      20,000,000; issued and outstanding: June 30,
     2000 - 8,133,602; December 31, 1999 - 8,040,202                                81,336                    80,402
  Preferred stock - $.01 par value:  shares authorized: 5,000,000
    Series C, 9% cumulative, convertible
      issued and outstanding June 30, 2000 - 100,000                                 1,000                      -
  Additional paid-in capital                                                    24,005,626                21,968,536
  Accumulated other comprehensive income                                             1,805                     1,805
  Accumulated deficit                                                         (23,469,855)              (19,634,080)
                                                                            ----------------------------------------
        Total stockholders' equity                                                 619,912                 2,416,663
                                                                            ----------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $3,711,527                $3,844,395
                                                                            ========================================
See notes to unaudited condensed consolidated financial statements.

PATIENT INFOSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------
                                                         Three Months Ended                     Six Months Ended
                                                              June 30,                              June 30,
                                                      2000               1999                2000               1999
                                                   As Restated,                          As Restated,
                                                    see Note 8                            see Note 8

REVENUES
  Operations Fees                                   $548,113          $1,002,943         $1,136,294         $1,836,756
  Development Fees                                    17,200                -               $17,200               -
  Licensing Fees                                      33,427                -               $45,826               -
                                               -----------------------------------------------------------------------
       Total revenues                                598,740           1,002,943          1,199,320          1,836,756
                                               -----------------------------------------------------------------------
COSTS AND EXPENSES
  Cost of sales                                    1,205,857           1,354,673          2,484,032          2,714,271
  Sales and marketing                                271,550             724,316            582,023          1,294,639
  General and administrative                         600,328             503,797          1,153,287            959,081
  Research and development                            77,647             218,698            163,199            427,447
                                               -----------------------------------------------------------------------
        Total costs and expenses                   2,155,632           2,801,484          4,382,541          5,395,438
                                               -----------------------------------------------------------------------
OPERATING LOSS                                   (1,556,642)         (1,798,541)        (3,183,221)        (3,558,682)

Investment Loss                                        -               (293,211)              -              (327,505)
Other Income (Expense)                              (71,729)              48,866           (80,056)            129,571
                                               -----------------------------------------------------------------------
NET LOSS                                         (1,628,371)         (2,042,886)        (3,263,277)        (3,756,616)

CONVERTIBLE PREFERRED STOCK DIVIDENDS               (22,500)               -              (572,500)              -
                                               -----------------------------------------------------------------------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS    $(1,650,871)        $(2,042,886)       $(3,835,777)       $(3,756,616)
                                               =======================================================================
NET LOSS PER SHARE - BASIC AND DILUTED               $(0.20)             $(0.25)            $(0.48)            $(0.47)
                                               =======================================================================
WEIGHTED AVERAGE COMMON SHARES                     8,071,095           8,028,186          8,070,095          8,024,125
                                               =======================================================================
See notes to unaudited condensed consolidated financial statements.

PATIENT INFOSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------------------------------
                                                                    Six Months           Six Months
                                                                       Ended                Ended
                                                                   June 30, 2000        June 30, 1999
                                                                    As Restated,
                                                                     see Note 8
OPERATING ACTIVITIES:
  Net loss                                                          $(3,263,277)         $(3,756,616)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                     557,880              238,733
      Loss on disposal of fixed assets                                   18,750                 -
      Loss on investments                                                  -                 327,505
      Compensation expense related to issuance of stock warrants          1,042                6,874
      (Increase) Decrease in accounts receivable, net                    48,181             (363,571)
      Decrease in prepaid expenses and other current assets              50,144               48,904
      Decrease in other assets                                           37,723
      (Decrease) in accounts payable                                   (310,762)             (21,625)
      Increase (Decrease) in accrued salaries and wages                 (29,238)             219,940
      Increase in accrued expenses                                       16,070                3,759
      Increase (Decrease) in deferred revenue                           (34,687)             340,628
                                                                 ------------------------------------
            Net cash used in operating activities                    (2,889,933)          (2,955,469)

INVESTING ACTIVITIES:
  Property and equipment additions                                      (11,599)            (429,441)
  Proceeds from sale of fixed assets                                     18,240                 -
  Purchases of available-for-sale  securities                              -                 (21,073)
  Maturities of available-for-sale securities                              -               1,050,747
  Purchase of HealthDesk Intellectual Property, net                        -                (605,427)
                                                                 ------------------------------------
            Net cash (used in) investing activities                       6,641               (5,194)

FINANCING ACTIVITIES:
  Proceeds from issuance of common and preferred stock, net           1,012,984                1,801
  Line of credit borrowings                                           2,000,000                 -
                                                                 ------------------------------------
            Net cash provided by financing activities                 3,012,984                1,801

NET INCREASE (DECREASE) IN CASH AND CASH  EQUIVALENTS                   111,451           (2,958,862)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                   489,521            6,316,955
                                                                 ------------------------------------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                   $     600,972        $   3,358,093
                                                                 ====================================
Supplemental disclosures of cash flow information
   Cash paid and received for income taxes, net                   $        -           $      30,721
                                                                 ====================================
Supplemental  disclosures of non-cash information
  Fair value of stock purchase warrants issued in conjunction with guarantees by certain board members of borrowings on the line
    of credit                                                     $     475,000        $        -
                                                                 ====================================
  Dividends declared on Class C Convertible Preferred Stock       $      22,500        $        -
                                                                 ====================================
Value of beneficial conversion feature on Class C Convertible
  Preferred Stock recognized as a dividend                        $     550,000        $        -
                                                                 ====================================
See notes to unaudited condensed consolidated financial statements.

PATIENT INFOSYSTEMS, INC.


Notes to Consolidated Financial Statements

1. The unaudited condensed consolidated financial statements for the three and six-month periods ended June 30, 2000 and June 30, 1999 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three and six-month periods ended June 30, 2000 are not necessarily indicative of the results for the entire year ending December 31, 2000.

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

4. In December 1999, the Company established a credit facility for $1,500,000 guaranteed by Derace Schaffer and John Pappajohn, two directors of the Company. In consideration for their guarantees, the Company granted to Dr. Schaffer and Mr. Pappajohn warrants to purchase an aggregate of 375,000 shares of common stock for $1.5625 per share. In March 2000, the facility was increased by $1,000,000 under substantially the same terms, also guaranteed by the same Board members. Because this line of credit is due and payable on March 31, 2001, amounts outstanding at June 30, 2000 and December 31, 1999 are reported as current and long-term liabilities, respectively. Additional warrants to purchase an aggregate of 250,000 shares of Common Stock for $2.325 per share, were granted to Dr. Derace Schaffer and Mr. John Pappajohn for their guarantee of this additional line of credit. The warrants are included in the debt issuance costs in the balance sheet. The estimated fair value of the warrants at March 31, 2000 is approximately $857,500 based on the application of the Black Scholes option pricing model which incorporates current stock price, expected stock price volatility, expected interest rates, and the expected holding period of the warrant.

5. The calculations for the basic and diluted loss per share were based upon loss attributable to common stockholders of $1,650,871 and $2,042,886 with a weighted average number of common shares of 8,071,095 and 8,028,186 for the three-month periods ended June 30, 2000 and 1999 respectively and $3,835,777 and $3,756,616 with a weighted average number of common shares of 8,070,095 and 8,024,125 for the six-month periods ended June 30, 2000 and 1999 respectively. Options and warrants to purchase shares of Common Stock were outstanding but not included in the computation of diluted loss per share for the three and six-month periods ended June 30, 2000 and 1999 because the effect would have been antidilutive due to the net loss in those periods.

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

7. The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred an operating loss for the six-month period ended June 30, 20000 of $3,183,221 and had an accumulated deficit of $19,634,080 at December 31, 1999. These factors, among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

8. Subsequent to the issuance of the Company's unaudited condensed consolidated financial statements for the three and six-month period ended June 30, 2000, the Company's management determined that the effective price at which the preferred shares referred to in Note 3 could be converted into common shares at the date of issuance ($1.25) was less than the current market price of the common stock ($1.9375) on that same date, resulting in a discount, or beneficial conversion feature, of $0.6875 per share. The resulting discount is analogous to a dividend and should have been recognized as a return to the preferred shareholders. In addition, debt amortization expense of $279,250 was reclassified from other expense to general and administrative expense and development fee revenue of $4,000 was reclassified from operating fee revenue for the three and six-month periods ended June 30, 2000. Accordingly, the accompanying financial statements have been restated to give effect to the beneficial conversion feature, the preferred dividends of $22,500 and the reclassifications. A summary of the significant effects of the restatement is as follows:

                                                          As Previously          As
                                                             Reported         Restated
                                                        ----------------------------------
At June 30, 2000:

  Additional paid-in capital                                23,455,626     24,005,626
  Accumulated deficit                                      (22,919,855)   (23,469,855)

For the three-month period ended June 30, 2000:

  General and administrative                                   407,578        600,328

  Other expenses                                              (264,479)       (71,729)

  Net loss                                                  (1,628,371)    (1,628,371)

  Convertable preferred stock dividends                           -            22,500

  Net loss attributable to common shareholders              (1,628,371)    (1,650,871)

  Net loss per share - Basic and diluted                         (0.20)         (0.20)

For the six-month period ended June 30, 2000:

  General and administrative                                   874,037      1,153,287

  Other expenses                                              (359,306)       (80,056)

  Net loss                                                  (3,263,277)    (3,263,277)

  Convertible oreferred stock dividends                           -           572,500

  Net loss attributable to common shareholders              (3,263,277)    (3,835,777)

  Net loss per share - Basic and diluted                         (0.40)         (0.48)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Management's discussion and analysis provides a review of the Company's operating results for the three and six month periods ended June 30, 2000 and June 30, 1999 and its financial condition at June 30, 2000. The focus of this review is on the underlying business reasons for significant changes and trends affecting the revenues, net earnings and financial condition of the Company. This review should be read in conjunction with the accompanying unaudited condensed consolidated financial statements.

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

     As discussed in Note 8 to the unaudited condensed consolidated financial statements, the unaudited condensed consolidated financial statements as of and for the three and six-months ended June 30, 2000 have been restated. The restatement does not reflect any change to the Company's revenue or net loss but does reflect a change to earnings per share. The accompanying discussion and analysis gives effect to the restatement.

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

                                         Three Months Ended                 Six Months Ended
                                               June 30,                         June 30,
Revenues                                 2000           1999              2000           1999
Operations Fees
  Disease Management and Compliance     $152,867       $408,689         $324,624        $557,467
  Surveys                                131,478        325,054          261,887         779,161
  Demand Management                      240,494        193,290          473,256         392,003
  Other                                   23,274         75,910           72,527         108,125
                                      -------------------------       --------------------------
Total Operations Fees                    548,113      1,002,943        1,132,294       1,836,756
Development Fees                          17,200           -              21,200            -
Licensing Fees                            33,427           -              45,826            -
                                      -------------------------       --------------------------
Total Revenues                          $598,740     $1,002,943       $1,199,320      $1,836,756
                                      -------------------------       --------------------------

     Operations revenues are generated as the Company provides services to its customers. Operations revenues decreased from $1,002,943 during the three months ended June 30, 1999 to $548,113 during the three months ended June 30, 2000. Operations revenues decreased from $1,836,756 during the six months ended June 30, 1999 to $1,132,294 during the six months ended June 30, 2000. Operations revenues continue to be the primary source of revenue for the Company. The decrease in operations revenues reflected reduced revenues from the conduct of surveys. This resulted from the internal elimination of a Medicare product by one of the Company's primary customers and the completion of two compliance initiatives on the part of a major pharmaceutical client. These clients have not provided the Company with new assignments to replace the completed projects. Demand Management revenues increased 24% and 21% over the three and six month periods respectively due to increases in the membership of existing clients and the addition of a new customer.

     Development revenue represents the amounts that the Company charges its customers for the development of its customized programs. There were $17,200 and $21,200 of development revenues in the three and six months ended June 30, 2000. The Company has entered into new development agreements but anticipates that revenue from program development will remain immaterial in the future.

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

     General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operating expenses of the Company. General and administrative expenses for the three months ended June 30, 2000 were $600,328, as compared to $503,797 for the three-month period ended June 30, 1999. For the six months ended June 30, 2000, general and administrative expenses was $1,153,287, as compared to $959,081 for the six months ended June 30, 1999. These expenditures have been incurred to maintain the corporate infrastructure necessary to support anticipated program operations. The increase in these costs was due to amortization of $857,500 in debt issuance cost for the establishment of a $2,500,000 line of credit. This cost is a non-cash item related to the fair market value of warrants to purchase the Company's common stock, which were issued to two directors in consideration for their guarantee of the debt. The amortization expense recorded was $192,750 and $279,250 for the three and six-month periods ended June 30, 2000. Without this amortization, general and administrative expenses decreased to $407,578 and $874,037 for the three and six-month periods ended June 30, 2000. This full impact of the cost reduction efforts was only partially reflected in these costs due to a one-time write-off of $87,685 in trade receivables during the six month period ended June 30, 2000, which are no longer considered collectable. When the debt issuance costs are fully amortized, the Company expects the general and administrative costs to remain relatively constant in future periods.

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

     The Company recorded no investment loss for the three months ended June 30, 2000 as compared to a loss of $293,211 for the three-month period ended June 30, 1999. There was no investment loss recorded for the six months ended June 30, 2000 as compared to $327,505 for the six months ended June 30, 1999. In 1999, the Company's investment loss included its investment in Patient Infosystems Canada, Inc. and a one time write-off of it's investment in the Pulse Group.

     The Company recorded a loss of $71,729 and $80,056 in other expenses for the three and six-month periods ended June 30, 2000 respectively, as compared to a gain of $48,866 and $129,571 for the three and six-month periods ended June 30, 1999 respectively The Company generates interest income from cash balances and investments and pays interest on debt. The net interest expense recorded was $44,604 and $63,499 for the three and six-month periods ended June 30, 2000 as compared to a net gain of $47,279 and $126,489 for the same periods of 1999 due to the reduction of cash for which the Company was paid interest and the increase of interest expenses on debt. The balance of the loss of $27,125 and $16,557 for the three and six-month periods ended June 30, 2000 primarily relate to a loss on the sale or abandonment of certain fixed assets.

     The Company had a net loss attributable to the Common shareholders after preferred stock dividends of $1,650,871 for the three months ended June 30, 2000, as compared to a net loss of $2,042,886 for the three months ended June 30, 1999. This represents a net loss per share of $0.20 for the second quarter of 2000, as compared to a net loss of $0.25 per share in the second quarter of 1999. The net loss attributable to Common shareholders for the six-month period ended June 30, 2000 is $3,835,777 as compared to $3,756,616 for the same period of 1999. This represents a net loss per share of $0.48 for the first two quarters of 2000, as compared to a net loss of $0.47 per share in the first two quarters of 1999. The preferred stock dividends include accrued dividends of $22,500 and a beneficial conversion feature for the 100,000 shares of Series C Stock of $550,000.

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

     On March 31, 2000, the Company completed a private placement of 100,000 shares of newly issued Series C 9% Cumulative Convertible Preferred Stock ("Series C"), raising $1,000,000 in total proceeds. These shares can be converted into Common Stock at a rate of 8 shares of Common Stock to 1 share of Series C Preferred Stock. Each Series C share has voting rights equivalent to 8 shares of Common Stock (800,000 shares). The proceeds from this issuance have been used to support the Company's operations. The fair market value of the Company's Common Stock at the time of issuance of Series C Stock was $1.9375 per share. The Series C Preferred Stock is convertible as a price equal to $1.25 per share of Common Stock resulting in a discount or beneficial conversion feature of $0.6875 per share. The total amount of this beneficial conversion feature ($550,000) is deemed to be the equivalent of a preferred stock dividend. The Company recorded the deemed dividend at the date of issuance by increasing accumulated deficit and increasing to additional paid-in capital. Accordingly, there was no net effect on total stockholders' equity. However, this amount increased the loss applicable to common stockholders in the calculation of basic and diluted net loss per share for the six-month period ended June 30, 2000 by approximately $0.07.

     In December 1999, the Company established a credit facility for $1,500,000 guaranteed by Derace Schaffer and John Pappajohn, two directors of the Company. In consideration for their guarantees, the Company granted to Dr. Schaffer and Mr. Pappajohn warrants to purchase an aggregate of 375,000 shares of common stock for $1.5625 per share. In March 2000, the facility was increased by $1,000,000 under substantially the same terms, also guaranteed by the same Board members. Because this line of credit is due and payable on March 31, 2001, amounts outstanding at June 30, 2000 and December 31, 1999 are reported as current and long-term liabilities, respectively. Additional warrants to purchase an aggregate of 250,000 shares of Common Stock for $2.325 per share, were granted to Dr. Derace Schaffer and Mr. John Pappajohn for their guarantee of this additional line of credit. The estimated fair value of the warrants at March 31, 2000 is approximately $857,500 based on the application of the Black Scholes option pricing model which incorporates current stock price, expected stock price volatility, expected interest rates, and the expected holding period of the warrant.

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
                                            Kent A. Tapper
                                            Principal Accounting Officer