Form 10-Q
period 2000-09-30
PATIENT INFOSYSTEMS INC
filed 2000-11-20
CIK 1017813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10Q



[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:             September 30, 2000
                                 ------------------------------------


                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               --------------------------------------

Commission file number:                          0-22319
                         --------------------------------------------
                            PATIENT INFOSYSTEMS, INC.
               (Exact name of registrant as specified in its charter)

          Delaware                                   16-1476509
          --------                                   ----------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

                      46 Prince Street, Rochester, NY 14607
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (716) 242-7200
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [ ]

         As of November 13, 2000, 8,220,202 common shares were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements

PATIENT INFOSYSTEMS, INC.

CNDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------------

ASSETS                                                                        September 30, 2000          December 31, 1999
                                                                              ------------------          -----------------
CURRENT ASSETS:
  Cash and cash equivalents                                                    $      127,791             $      489,521
  Accounts receivable                                                                 407,941                    650,279
  Prepaid expenses and other current assets                                           131,323                    202,064
                                                                          -------------------------------------------------------
        Total current assets                                                          667,055                  1,341,864

PROPERTY AND EQUIPMENT, net                                                           926,866                  1,291,351

Debt issuance costs (net of accumulated amortization of $472,000 and $0)              385,500                    382,500
Intangible assets (net of accumulated amortization of $120,220 and
$38,055)                                                                              502,503                    584,669
Other assets                                                                          200,000                    244,011
                                                                          -------------------------------------------------------
TOTAL ASSETS                                                                   $    2,681,924             $    3,844,395
                                                                          =======================================================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                                             $      228,893             $      496,533
  Accrued salaries and wages                                                          217,191                    190,232
  Borrowings from directors                                                           375,000                       -
  Line of credit                                                                    2,500,000                       -
  Accrued expenses                                                                    104,429                     22,767
  Deferred revenue                                                                    157,731                    218,200
                                                                          -------------------------------------------------------
        Total current liabilities                                              $    3,583,244             $      927,732
                                                                          -------------------------------------------------------
LINE OF CREDIT                                                                           -                       500,000

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock - $.01 par value:  shares authorized:
      20,000,000; issued and outstanding: September 30,
     2000 - 8,220,202; December 31, 1999 - 8,040,202                                   82,202                     80,402
  Preferred stock - $.01 par value:  shares authorized: 5,000,000
    Series C, 9% cumulative, convertible
      issued and outstanding September 30, 2000 - 100,000                               1,000                       -
  Additional paid-in capital                                                       24,016,798                 21,968,536
  Accumulated other comprehensive income                                                1,805                      1,805
  Accumulated deficit                                                             (25,003,125)               (19,634,080)
                                                                          -------------------------------------------------------
        Total stockholders' equity (deficit)                                   $     (901,320)            $    2,416,663
                                                                          -------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                           $    2,681,924             $    3,844,395
                                                                          =======================================================

See notes to unadudited condensed consolidated financial statements.

PATIENT INFOSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------

                                                         Three Months Ended                     Nine Months Ended
                                                           September 30,                          September 30,
                                                      2000               1999                2000               1999
                                                      ----               ----                ----               ----

REVENUES
  Operations Fees                              $     385,304      $     845,964      $    1,517,598     $    2,682,720
  Development Fees                                    13,246               -                 34,446               -
  Licensing Fees                                      35,000             30,000              80,826             30,000
                                               -----------------------------------------------------------------------------
       Total revenues                                433,550            875,964           1,632,870          2,712,720
                                               -----------------------------------------------------------------------------

COSTS AND EXPENSES
  Cost of sales                                      982,638          1,447,869           3,466,670          4,162,140
  Sales and marketing                                234,942            626,725             816,965          1,921,364
  General and administrative                         590,073            422,124           1,743,360          1,381,205
  Research and development                            73,997            284,838             237,196            712,285
                                               -----------------------------------------------------------------------------
        Total costs and expenses                   1,881,650          2,781,556           6,264,191          8,176,994
                                               -----------------------------------------------------------------------------
OPERATING LOSS                                    (1,448,100)        (1,905,592)         (4,631,321)        (5,464,274)

Investment loss                                         -                (7,697)               -              (335,202)
Other income (expense)                               (62,667)            30,754            (142,723)           160,326
                                               -----------------------------------------------------------------------------
NET LOSS                                          (1,510,767)        (1,882,535)         (4,774,044)        (5,639,150)

CONVERTIBLE PREFERRED STOCK DIVIDENDS                (22,500)              -               (595,000)              -
                                               -----------------------------------------------------------------------------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS   $  (1,533,267)     $  (1,882,535)     $   (5,369,044)    $   (5,639,150)
                                               =============================================================================
NET LOSS PER SHARE - BASIC AND DILUTED         $       (0.19)     $       (0.23)     $        (0.66)    $        (0.70)
                                               =============================================================================
WEIGHTED AVERAGE COMMON SHARES                     8,209,040          8,033,400           8,106,779          8,030,003
                                               =============================================================================

See notes to unadudited condensed consolidated financial statements.

PATIENT INFOSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------

                                                                               Nine Months             Nine Months
                                                                                  Ended                   Ended
                                                                            September 30, 2000     September 30, 1999

OPERATING ACTIVITIES:
  Net loss                                                                $     (4,774,044)       $     (5,639,150)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                                896,544                 374,130
      Loss on disposal of fixed assets                                              21,842                 335,202
      Loss on investments                                                             -                    (58,935)
      Compensation expense related to issuance of stock warrants                     1,042                    -
      Decrease in accounts receivable, net                                         242,338                  10,830
      Decrease in prepaid expenses and other current assets                         70,741                  17,740
      Decrease (Increase) in other assets                                           44,011                  (3,994)
      (Decrease) Increase in accounts payable                                     (267,640)                157,716
      Increase in accrued salaries and wages                                        26,959                  11,621
      Increase (Decrease) in accrued expenses                                       36,662                 (35,700)
      Decrease in deferred revenue                                                 (60,469)                (10,960)
                                                                                -----------             -----------
            Net cash used in operating activities                               (3,762,014)             (4,841,500)
                                                                                -----------             -----------

INVESTING ACTIVITIES:
  Property and equipment additions                                                 (17,976)               (550,807)
  Proceeds from sale of fixed assests                                               18,240                    -
  Purchases of available-for-sale  securities                                         -                    (21,073)
  Maturities of available-for-sale securities                                         -                  1,050,747
  Purchase of HealthDesk Intellectual Property, net                                   -                   (595,048)
                                                                                -----------             -----------
          Net cash provided by (used in) investing activities                          264                (116,181)
                                                                                -----------             -----------

FINANCING ACTIVITIES:
  Proceeds from issuance of common and preferred stock, net                      1,025,020                  18,576
  Borrowings from directors                                                        375,000                    -
  Line of credit borrowings                                                      2,000,000                    -
                                                                                -----------             -----------
           Net cash provided by financing activities                             3,400,020                  18,576
                                                                                -----------             -----------

NET DECREASE IN CASH AND CASH  EQUIVALENTS                                         188,270              (4,939,105)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   489,521               6,316,955
                                                                                -----------             -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $        127,791        $      1,377,850
                                                                          =================       =================
Supplemental disclosures of cash flow information
   Cash paid and received for income taxes, net                           $           -           $         32,041
                                                                          =================       =================

Supplemental  disclosures of non-cash  information
  Fair value of stock purchase warrants issued in conjunction with guarantees by certain board members of borrowings on the line
    of credit                                                             $        475,000        $           -
                                                                          =================       =================
  Dividends declared on Class C Convertible Preferred Stock               $         45,000        $           -
                                                                          =================       =================
  Value of beneficial conversion feature on Class C Convertible
    Preferred Stock recognized as a dividend                              $        550,000        $           -
                                                                          =================       =================

See notes to unadudited condensed consolidated financial statements.

PATIENT INFOSYSTEMS, INC.


Notes to Consolidated Financial Statements

1. The unadudited condensed consolidated financial statements for the three and nine-month periods ended September 30, 2000 and September 30, 1999 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Certain prior period amounts have been reclassified to conform to current period presentations. The unadudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of the results for the entire year ending December 31, 2000.

2. Intangible assets represent the intellectual property (i.e.: tradenames, trademarks, licenses and brandnames) acquired from HealthDesk Corporation. Until March 31, 2000, this asset was being amortized over 15 years using the straight-line method. As a result of a further evaluation of this asset, it has been decided to alter the amortization based upon having a remaining life of 4 years starting April 1, 2000 using a straight-line method. The net asset value for this intellectual property was $502,503 at September 30, 2000 and reflects the change in amortization effective April 1, 2000.

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

     The fair market value of the Company's Common Stock at the time of issuance of Series C Preferred Stock was $1.9375 per share. The Series C Shares are convertible at a price equal to $1.25 per share of Common Stock resulting in a discount, or beneficial conversion feature, of $0.6875 per share. The incremental fair value of $550,000 for the 100,000 shares of Series C Preferred issued is deemed to be the equivalent of a preferred stock dividend. The Company recorded the deemed dividend at the date of issuance by offsetting charges and credits to additional paid in capital of $550,000, without any effect on total stockholders' equity. The amount increased the loss applicable to common stockholders in the calculation of basic net loss per share for the three and nine-month periods ended September 30, 2000. Form 10-Q/A amendments to the Company's three and six month periods ended March 31, 2000 and June 30, 2000 respectively were filed simultaneously with this Form 10-Q to reflect the adjustment to paid-in capital, reclassifications consistent with current presentation and net less per share for such periods. No adjustment was made to any other information in such filings.

4. In December 1999, the Company established a credit facility for $1,500,000 guaranteed by Derace Schaffer and John Pappajohn, directors of the Company. In consideration for their guarantees, the Company granted to Dr. Schaffer and Mr. Pappajohn warrants to purchase an aggregate of 375,000 shares of common stock for $1.5625 per share. In March 2000, the facility was increased by $1,000,000 under substantially the same terms, also guaranteed by the same Board members. Because this line of credit is due and payable on March 31, 2001, amounts outstanding at September 30, 2000 and December 31, 1999 are reported as current and long-term liabilities, respectively. Additional warrants to purchase an aggregate of 250,000 shares of Common Stock for $2.325 per share, were granted to Dr. Derace Schaffer and Mr. John Pappajohn for their guarantee of this additional line of credit. The warrants are included in the debt issuance costs in the balance sheet. The estimated fair value of the warrants at September 30, 2000 is approximately $857,500 based on the application of the Black Scholes option pricing model which incorporates current stock price, expected stock price volatility, expected interest rates, and the expected holding period of the warrant.

     In August 2000, the Company borrowed $125,000 and in September 2000 an additional $62,500 from Mr. John Pappajohn. Proceeds from these loans were used to support the Company's operations. The interest on these loans is 9.5% per year.

     In August 2000, the Company borrowed $125,000 and in September 2000 an additional $62,500 from Dr. Derace Schaffer. Proceeds from these loans were used to support the Company's operations. The interest on these loans is 9.5% per year.

     The loans from Mr. Pappajohn and Dr. Schaffer are demand Notes and intended to be secured by the assets of The Company.

5. The calculations for the basic and diluted loss per share were based upon loss attributable to common stockholders of $1,533,267 and $1,882,535 with a weighted average number of common shares of 8,209,040 and 8,033,400 for the three-month periods ended September 30, 2000 and 1999 respectively and $5,369,044 and $5,639,150 with a weighted average number of common shares of 8,106,779 and 8,030,003 for the nine-month periods ended September 30, 2000 and 1999 respectively. Options and warrants to purchase shares of Common Stock were outstanding but not included in the computation of diluted loss per share for the three and six-month periods ended June 30, 2000 and 1999 because the effect would have been antidilutive due to the net loss in those periods.

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


7. The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred an operating loss for the nine-month period ended September 30, 2000 of $4,631,321 and had an accumulated deficit of $19,634,080 at December 31, 1999. These factors, among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

8. Subsequent Event - In October 2000, the Company borrowed $125,000 and in November 2000 an additional $25,000 from Mr. John Pappajohn. Proceeds from these demand loans were used to support the Company's operations. The interest on these loans is 9.5% per year.

     In October 2000, the Company borrowed $125,000 from Dr. Derace Schaffer. Proceeds from these demand loans were used to support the Company's operations. The interest on these loans is 9.5% per year.

     The Company anticipates that it will need to borrow additional funds before it can secure additional capital through the issuance of additional securities. The Company's current directors have no obligation to continue to provide funds There can be no assurances given that the company can borrow the additional amounts needed or that the Company can sell additional securities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Management's discussion and analysis provides a review of the Company's operating results for the three and nine month periods ended September 30, 2000 and September 30, 1999 and its financial condition at September 30, 2000. The focus of this review is on the underlying business reasons for significant changes and trends affecting the revenues, net earnings and financial condition of the Company. This review should be read in conjunction with the accompanying unaudited condensed consolidated financial statements.

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

Results of Operations

     Revenues

     Revenues consist of revenues from operations, development and licensing fees. Revenues decreased from $875,964 during the three months ended September 30, 1999 to $433,550 during the three months ended September 30, 2000, or 51%. Revenues decreased from $2,712,720 during the nine months ended September 30, 1999 to $1,632,870 during the nine months ended September 30, 2000, or 40%.


                                                      Three Months Ended                          Nine Months Ended
                                                         September 30,                              September 30,
Revenues                                              2000           1999                        2000           1999
--------                                              ----           ----                        ----           ----
Operations Fees
  Disease Management and Compliance               $ 164,935      $ 319,787                   $ 493,559      $ 875,240
  Surveys                                            54,089        286,236                     315,976      1,067,411
  Demand Management                                 146,603        205,424                     619,859        597,427
  Other                                              19,677         34,517                      88,204        142,642
                                              ------------------------------            -------------------------------
Total Operations Fees                               385,304        845,964                   1,517,598      2,682,720
Development Fees                                     13,246           -                         34,446           -
Licensing Fees                                       35,000         30,000                      80,826         30,000
                                              ------------------------------            -------------------------------
Total Revenues                                    $ 433,550      $ 875,964                  $1,632,870      $2,712,720
                                              ------------------------------            -------------------------------


     Operations revenues are generated as the Company provides services to its customers. Operations revenues decreased from $845,964 during the three months ended September 30, 1999 to $385,304 during the three months ended September 30, 2000. Operations revenues decreased from $2,682,720 during the nine months ended September 30, 1999 to $1,517,598 during the nine months ended September 30, 2000. Operations revenues continue to be the primary source of revenue for the Company. Operations revenues declined because the Company had fewer projects after two of the Company's primary customers eliminated products for which the Company provided services and a major pharmaceutical client completed two initiatives. These clients have not provided the Company with new assignments to replace the completed projects. Demand Management revenues increased over the nine-month period due to increases in the membership of the existing clients and the addition of a new customer. Demand Management revenues decreased over the three-month period ended September 30, 2000 due to the elimination of a Medicaid product by one of the Company's customers. The Company continues to provide this customer with Demand Management services for it's commercial product.

     Development revenue represents the amounts that the Company charges its customers for the development of its customized programs. There were $13,246 and $34,446 of development revenues in the three and nine-month periods ended September 30, 2000 respectively. The Company has entered into new development agreements but anticipates that revenue from program development will remain immaterial in the future.

     License revenues recognized from the Case Management Support System for the three and nine-month period ended September 30, 2000 were $35,000 and $80,826 respectively. The Company has not entered into any new licensing agreements for its Case Management Support System and the revenue for the current period reflects ongoing revenue from the existing agreements.

     Costs and Expenses

     Cost of sales include salaries and related benefits, services provided by third parties, and other expenses associated with the implementation and delivery of the Company's standard and customized population, demand, and disease management programs. Cost of sales for the three months ended September 30, 2000 was $982,638 as compared to $1,447,869 for the three-month period ended September 30, 1999. For the nine months ended September 30, 2000, cost of sales was $3,466,670, as compared to $4,162,140 for the nine months ended September 30, 1999. The decrease in these costs primarily reflects a response to the decreased level of population and disease management operational activities and other cost reductions undertaken by the Company's management. The Company's gross margin continues to be negative. The Company anticipates that revenue must substantially increase before it will begin to recognize economies of scale. No assurance can be given that revenues will increase or that, if they do, they will exceed expenses.

     Sales and marketing expenses consist primarily of salaries, related benefits, travel costs, sales materials and other marketing related expenses. Sales and marketing expenses for the three months ended September 30, 2000 were $234,942 as compared to $626,725 for the three-month period ended September 30, 1999. For the nine months ended September 30, 2000, sales and marketing expenses were $816,965, as compared to $1,921,364 for the nine months ended September 30, 1999. Spending in this area has decreased due to the resignation or termination of several members of the sales staff. The Company anticipates expansion of the Company's sales and marketing staff and, if funds become available, that it will continue to invest in the sales and marketing process in future periods.

     General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operating expenses of the Company. General and administrative expenses for the three months ended September 30, 2000 were $590,073, as compared to $422,124 for the three-month period ended September 30, 1999. For the nine months ended September 30, 2000, general and administrative expense was $1,743,360, as compared to $1,381,205 for the nine months ended September 30, 1999. These expenditures have been incurred to maintain the corporate infrastructure necessary to support anticipated program operations. The increase in these costs was due to amortization of $857,500 in debt issuance cost for the establishment of a $2,500,000 line of credit. This cost is a non-cash item related to the fair market value of warrants to purchase the Company's common stock, which were issued to two directors in consideration for their guarantee of the debt. The amortization expense recorded was $192,750 and $472,000 for the three and nine-month periods ended September 30, 2000. Without this amortization, general and administrative expenses decreased to $397,323 and $1,271,360 for the three and nine-month periods ended September 30, 2000. This full impact of the cost reduction efforts was only partially reflected in these costs due to a one-time write-off of $87,685 in trade receivables during the nine month period ended September 30, 2000, which is no longer considered collectable. When the debt issuance costs are fully amortized, the Company expects the General and Administrative costs to remain relatively constant in future periods.

     Research and development expenses consist primarily of salaries and related benefits and administrative costs associated with the development of certain components of the Company's integrated information capture and delivery system, the Company's standardized disease management programs and the Company's Internet based technology products. Research and development expenses for the three months ended September 30, 2000 were $73,997, as compared to $284,838 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, research and development expenses were $237,196, as compared to $712,285 for the nine months ended September 30, 1999. This reduction reflects a shift in technology staffing to support existing operations rather than research and development activities. It is anticipated that as the Company evolves its technology infrastructure, that modest increases in research and development expense will be required.

     The Company recorded no investment loss for the three months ended September 30, 2000 as compared to a loss of $7,697 for the three-month period ended September 30, 1999. There was no investment loss recorded for the nine months ended September 30, 2000 as compared to $335,202 for the nine months ended September 30, 1999. In 1999, the Company's investment loss included its investment in Patient Infosystems Canada, Inc. and a one-time write-off of it's investment in the Pulse Group.

     The Company recorded a loss of $62,667 and $142,723 in other expenses for the three and nine-month periods ended September 30, 2000 respectively, as compared to a gain of $30,754 and $160,326 for the three and nine-month periods ended September 30, 1999 respectively The Company generates interest income from cash balances and investments and pays interest on debt. The net interest expense recorded was $58,080 and $121,580 for the three and nine-month periods ended September 30, 2000 as compared to a net gain of $30,754 and $160,326 for the same periods of 1999 due to the reduction of cash for which the Company was paid interest and the increase of interest expenses on debt. The balance of the loss of $4,587 and $21,143 for the three and nine-month periods ending September 30, 2000 primarily relate to a loss on the sale or abandonment of certain fixed assets.

     The Company had a net loss attributable to the Common shareholders after preferred stock dividends of $1,533,267 for the three months ended September 30, 2000, as compared to a net loss of $1,882,535 for the three months ended September 30, 1999. This represents a net loss per share of $0.19 for the third quarter of 2000, as compared to a net loss of $0.23 per share in the third quarter of 1999. The net loss attributable to Common shareholders for the nine-month period ended September 30, 2000 is $5,369,044 as compared to $5,639,150 for the same period of 1999. This represents a net loss per share of $0.66 for the first three quarters of 2000, as compared to a net loss of $0.70 per share in the first three quarters of 1999. The preferred stock dividends include accrued dividends of $45,000 and a beneficial conversion feature for the 100,000 shares of Series C Stock of $550,000.

     Liquidity and Capital Resources

     At September 30, 2000 the Company had a working capital deficit of $2,916,189 as compared to working capital of $414,132 at December 31, 1999. Also at September 30, 2000, the Company had a stockholders deficit of $901,320. Through September 30, 2000 these amounts reflect the effects of the Company's continuing losses as well as borrowings against Notes totaling $375,000 and its $2,500,000 line of credit, $500,000 of which was considered to be a long-term liability at December 31, 1999 and Notes totaling $375,000 held by Dr. Derace Schaffer and Mr. John Pappajohn who are Directors of the Company. Since its inception, the Company has primarily funded its operations, working capital needs and capital expenditures from the sale of equity securities. The Company completed an initial public offering of its common stock on January 8, 1997, at which time it generated net proceeds to the Company of $16,314,048.

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

     The fair market value of the Company's Common Stock at the time of issuance of Series C Preferred Stock was $1.9375 per share. The Series C Shares are convertable at a price equal to $1.25 per share of Common Stock resulting in a discount, or beneficial conversion feature, of $0.6875 per share. The incremental fair value of $550,000 for the 100,000 shares of Series C Preferred issued is deemed to be the equivalent of a preferred stock dividend. The Comapany recorded the deemed dividend at the date of issuance by offsetting charges and credits to additional paid-in capital of $550,000, without any effect on total stockholders' equity. The amount increased the loss applicable to common stockholders in the calculation of basic net loss per share for the three and nine-month periods ended September 30, 2000. Form 10-Q/A amendments to the Company's three and six month periods ended March 31, 2000 and June 30, 2000 respectively were filed simultaneously with this Form 10-Q to reflect the adjustment to paid-in capital, reclassifications consistent with current presentation and net loss per share for such periods. No adjustment was made to any other information included in such filings.

     In December 1999, the Company established a credit facility for $1,500,000 guaranteed by Derace Schaffer and John Pappajohn, directors of the Company. In consideration for their guarantees, the Company granted to Dr. Schaffer and Mr. Pappajohn warrants to purchase an aggregate of 375,000 shares of common stock for $1.5625 per share. In March 2000, the facility was increased by $1,000,000 under substantially the same terms, also guaranteed by the same Board members. Because this line of credit is due and payable on March 31, 2001, amounts outstanding at September 30, 2000 and December 31, 1999 are reported as current and long-term liabilities, respectively. Additional warrants to purchase an aggregate of 250,000 shares of Common Stock for $2.325 per share, were granted to Dr. Derace Schaffer and Mr. John Pappajohn for their guarantee of this additional line of credit.

     In August 2000, the Company borrowed $125,000 and in September 2000 an additional $62,500 from Mr. John Pappajohn. Proceeds from these loans were used to support the Company's operations. The interest on these loans is 9.5% per year.

     In August 2000, the Company borrowed $125,000 and in September 2000 an additional $62,500 from Dr. Derace Schaffer. Proceeds from these loans were used to support the Company's operations. The interest on these loans is 9.5% per year.

     The loans from Mr. Pappajohn and Dr. Schaffer are demand Notes and intended to be secured by the assets of The Company.

     The Company anticipates that it will need to borrow additional funds before it can secure additional capital through the issuance of additional securities. The Company's current directors have no obligation to continue to provide funds There can be no assurances given that the company can borrow the additional amounts needed or that the Company can sell additional securities.

     The Company has expended substantial amounts to expand its operational capabilities and strengthen its infrastructure, which at the same time has increased its administrative and technical costs. In addition, the Company's cash has been steadily depleted as a result of operating losses. The Company anticipates that its losses will continue or increase and the Company's available capital has been limited to loans from certain of its directors which loans may not continue to be available. Accordingly, the Company has been required, and will for the foreseeable future continue to be required, to seek additional capital to maintain its operations. The Company is continuing its efforts to raise additional capital privately through the sale of convertible preferred stock or otherwise. However, no assurance can be given that the Company will be able to obtain additional financing on favorable terms, if at all. In addition, any additional financing, which includes the issuance of additional securities of the Company, may be dilutive to the Company's existing stockholders. If the Company is unable to identify additional capital, it will be required to cease operations.

     Nasdaq Listing Status

     The Company's securities were delisted from the Nasdaq Stock Market effective September 14, 2000. The Company's securities were immediately eligible to trade on the OTC Bulletin Board.

     Inflation

     Inflation did not have a significant impact on the Company's costs during the three and nine-month periods ended September 30, 2000 and September 30, 1999. The Company continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

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

     The balances the Company has in cash or cash equivalents are generally available without legal restrictions to fund ordinary business operations. The Company regularly invests excess operating cash, if any, in certificates of deposit and U.S. government bonds and other bonds that are subject to changes in short-term interest rates. Accordingly, the Company believes that the market risk arising from its holding of these financial instruments is minimal. The Company did not make any purchases of available-for-sale securities in the three months ended September 30, 2000.

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


Item 5.  Other Information

     Series D Preferred Stock

     On September 9, 2000, the Company issued a term sheet to specific private investors for the sale of 700,000 shares of Series D Convertible Preferred Stock. Proceeds of the proposed sale would be $7,000,000. The Series D Convertible Preferred Stock would accrue a 9% cumulative dividend and can be converted into Common Stock at a rate of 10 shares of Common to 1 share of Preferred Stock. Each share of Series D Convertible Preferred Stock would have voting rights equal to the number of shares of Common Stock into which it can be converted. No assurance can be given that any funds will be invested or that the terms of the Series D Convertible Preferred Stock will not change before the shares are sold.

     Intended Asset Aquisition

     On August 31, 2000, the Company executed a Letter of Intent to acquire substantially all the assets of American CareSource Corporation and Health Data Solutions (collectively known as "ACS/HDS"). The Company is negotiating the terms of a definitive agreement to complete this acquisition through the issuance of 7,500,000 shares of the Company's Common Stock, which is currently unregistered.

     Health Data Solutions provides modular software solutions that automate all aspects of claims processing, including formatting, re-pricing, adjudication, data transfer/EDI, payments, and data warehousing. The software can be hosted on the client's hardware, accessed via the Internet as an ASP, or operated by HDS in a fully outsourced environment.

     American CareSource provides coordination and case management of ancillary services through a national network of contracted providers in 30 different ancillary service categories.

Item 6.  Exhibits and Reports on Form 8-K


Exhibits:
--------

(a) (10.40)   Form of Promissory Notes payable to Dr. Schaffer and Mr. Pappajohn

    (11)      Statements of Computation of Per Share Earnings

    (27)      Financial Data Schedule


(b) No reports on Form 8-K were filed during the quarter ended September 30,2000

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November  20, 2000



                                                       PATIENT INFOSYSTEMS, INC.
                                                             (Registrant)


Date: November  20, 2000            /s/ Roger L. Chaufournier
      ------------------            --------------------------------------------
                                    Roger L. Chaufournier
                                    Director, President and
                                    Chief Executive Officer

Date: November  20, 2000            /s/ Kent A. Tapper
      ------------------            --------------------------------------------
                                    Kent A. Tapper
                                    Principal Accounting Officer