Form 10-K405
period 2000-12-31
PATIENT INFOSYSTEMS INC
filed 2001-04-02
CIK 1017813

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                 Annual Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2000

                         Commission File Number: 0-22319

                            Patient InfoSystems, Inc.
             (Exact Name of Registrant as Specified in its Charter)

                 Delaware                        16-1476509
                 --------                        ----------
       (State or Other Jurisdiction of (IRS Employer Identification No.)
         incorporation or organization)

                    46 Prince Street
                   Rochester, New York                   14607
                ------------------------                -------
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (716) 242-7200 Securities registered pursuant to Section 12(b) of the Exchange Act of 1934:

                                      None.

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: X Yes __ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.


    The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant as of March 22, 2001:

        COMMON STOCK, PAR VALUE, $.01 PER SHARE- Approximately $1 million

                The number of shares outstanding of the issuer's
                       common stock as of March 22, 2001:

               COMMON STOCK, PAR VALUE, $.01 PER SHARE - 8,220,202

                      DOCUMENTS INCORPORATED BY REFERENCE:

            Portions of the Proxy Statement for the Registrant's 2001
               Annual Meeting of Stockholders to be filed prior to
            April 30, 2001 are incorporated by reference in Part III.

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

     Patient Infosystems is a health management solutions company that integrates clinical expertise with advanced Internet, call center, and data management capabilities. Founded in 1995 as a disease management company, the Company has evolved to offer a comprehensive portfolio of products and services designed to improve patient clinical outcomes and quality of life, reduce health care costs, and facilitate patient-provider-payor communication. The Company has three major product lines.

1) Population Management. Systems to collect, analyze, and report data about an overall target patient population. These systems utilize telephone, Internet, electronic or print media as input sources and may be used for risk identification and stratification, obtaining information on care quality and patient/member satisfaction, and the provision of patient and provider education.

2) Disease Management. Patient-centered disease management and case management support systems designed to improve patient compliance with prescribed treatment protocols and to improve the process of patient management outside the traditional "office visit". The system utilizes trained telephone operators and computerized interactive voice response technology to communicate via telephone and gather relevant information directly from the patient. This data is subsequently automatically transmitted via electronic or print media to health care payors, providers and patients, as appropriate. These services are also available via the Internet.

3) Demand Management. Services to facilitate the appropriate deployment of costly health care resources. These systems provide enrolled patients with 24-hour access to a registered nurse for management of their care between episodes of medical intervention.

     The Company markets its services to a broad range of clients: pharmaceutical and medical equipment and device manufacturers; pharmacy benefit managers ("PBMs"); health care payors, such as managed care organizations ("MCOs"), insurance companies, and employer groups; and health care providers, including integrated delivery networks ("IDN's").

     During its first two years of operations, the Company emphasized the development of disease management programs, which accounted for a substantial portion of its revenue through 1997. However, since 1998, the Company has devoted resources to the development of other applications of its technology platform, including demand management, patient surveys, outcomes analysis and Internet-based capabilities. These additional products account for 62% of the total revenue of the Company during the 12-month period ended December 31, 2000.


Recent Developments

     In September 2000, the Company executed a letter of intent to acquire substantially all the assets of Health Data Solutions and its affiliate, American Care Source (collectively known as "HDS"). Negotiations with HDS ended in January 2001, with the parties failing to reach mutually acceptable terms for the proposed acquisition, but resolving to enter into a marketing agreement. On March 6, 2001, the Company and HDS entered into a Strategic Partnership and Marketing Agreement establishing the terms under which both companies may offer their combined products and services to their respective clients. While no assurances can be given that the Company will generate new revenues from this relationship, the Company will use this relationship to validate strategic marketing initiatives.


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


Internet Capabilities

     In 1999, the Company acquired substantially all the assets of HealthDesk Corporation ("HealthDesk"), a consumer healthcare software company that focuses on general health and chronic disease management through ongoing targeted support for patients, families and caregivers. The acquired assets include HealthDesk OnLine and HealthDesk OnLine for Diabetes, which are both accessible through the Internet and on CD-ROM. The Company also acquired HealthDesk's Care Team Connect product, which is accessible over the Internet and provides a communication mechanism between patients and their caregivers. The Company uses the core technologies associated with these products to support the Company's other programs, which include the case management support system, disease management, demand management, patient surveys and clinical studies.


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

     First, using a panel of medical and clinical experts, the Company develops a disease-specific patient intervention and compliance program that includes a template for the integration of each patient's history, current medical status and treatment protocol. The panel identifies guidelines for generally accepted treatment protocols and diagnostic interventions for particular diseases and then uses these guidelines to determine what information is to be gathered from the patient.

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

     The Company's disease management programs are further supported by the Company's demand publishing technology. This technology enables the Company to provide personalized behavior modification and educational materials to patients in addition to individual patient reports, which may include pictures, diagrams and informative discussions relating to the treatment course intended to modify or reinforce certain behaviors. At the same time, individual patient reports are provided to the health care provider. These reports are more factual in nature and contain the relevant clinical and behavioral information that has been gathered. On a routine basis, the Company can provide summary information to the patient's health care payor with respect to patient progress and activity.


Patient Infosystems Products

     The Company's product offerings fall into four major categories:

o    "CareSense" disease management and compliance programs
o    "ForeQuest" patient survey programs
o    "Nurse 411" demand management programs
o    Internet-based products and services


"CareSense" disease management and compliance programs

     The Company develops customized disease management and risk assessment programs in conjunction with a number of customers, as well as standardized disease management programs for a variety of customers. Each of the Company's customer agreements for its customized programs traditionally provides for some form of development fees to be paid to the Company upon the achievement of certain milestones. In addition, the agreements for customized disease management programs may provide for some form of exclusivity period, during which the Company is prohibited from engaging or participating in other projects involving the specific disease target that is the subject of that program. The exclusivity periods extend until, in general, a certain date or certain period following the achievement of a specified milestone in the development or implementation of the program. As the Company's products have matured, development fees have declined and the need to grant exclusivity has decreased. The Company enrolled its first patients in a disease management program in October 1996, and has enrolled more than 473,000 patients in those programs through the end of 2000. The Company and its customers have had limited success in sustaining enrollment of substantial numbers of patients.

     Traditionally the Company's customer agreements, which are typically terminable without cause by either party, require payment to the Company of operational fees. The amount of the program operational fee varies with the length, complexity and frequency of patient contacts as dictated by the respective program protocols. Patient enrollment in each of the Company's programs will depend upon the identification and referral by the Company's customers of patients to the Company's system, which will vary from program to program.

     The Company's "CareSense" programs are:


     Asthma

     The Company has developed disease management programs for asthmatic patients that have been marketed to payors and other participants in the health care industry, and such programs have been provided to patients since 1997. Through January 2001, the Company has had approximately 15,000 patients participate in these programs through separate service agreements with nine different health care companies


     Congestive Heart Failure

     The Company has services agreements with Bristol-Myers and Astra-Zeneca to develop, implement and operate disease management programs to aid in the treatment of patients suffering from congestive heart failure. The Company has completed the development of the program in the English and Spanish languages. These programs have been provided to patients since 1997, and through January 2001, the Company has had approximately 12,200 patients participate in the programs.


     Diabetes

     The Company has developed disease management programs for diabetic patients that have been marketed to payors and other participants in the health care industry. Bristol-Myers, along with four other entities, have retained the Company to provide disease management programs for patients who are suffering from diabetes and are enrolled in health care programs for which these companies provide services. These programs have been provided to patients since 1997, and through January 2001, the Company has had approximately 5,500 patients participate in these programs.


     Secondary Cardiovascular Disease

     The Company has entered into a services agreement with Bristol-Myers to develop, implement and operate a disease management program relating to the prevention of cardiovascular sequelae in patients who have recently experienced certain cardiovascular illnesses or treatments such as angina, cardiac bypass surgery or myocardial infarction. The Company has completed the development of this program in both the English and Spanish languages. This program has been provided to patients since 1997, and through January 2001, the Company has had approximately 500 patients participate in this program.


     Hypertension

     The Company has developed a compliance program for patients with hypertension that has been marketed to payors and other participants in the health care industry. Bristol-Myers and RxAmerica have each retained the Company to provide this compliance program for patients who are suffering from hypertension and are enrolled in health care programs for which these companies provide services. Through January 2001, approximately 830 patients have participated in this program.


     Depression

     The Company has entered into a services agreement with RxAmerica to develop and operate a disease management program to utilize a clinically accepted tool to assess changes in severity of depression in relation to compliance with therapeutic regimens, and to support patients in achieving a high level of compliance. Patients are expected to be enrolled in this program beginning in May 2001.


Additional Disease Targets

     The Company has identified additional opportunities in large chronic disease markets, including the treatment of chronic obstructive pulmonary disease, cancer, osteoporosis, arthritis, HIV infection and high-risk pregnancy. Each of these targets has been identified as having characteristics that make them attractive candidates for the Company's programs. The Company is currently involved in discussions with customers for the development of programs in a variety of these areas.


Pharmaceutical and Medical Equipment Support Programs

     The Company has delivered custom programs sold to pharmaceutical and medical device manufacturers that are intended to add value to their direct to consumer marketing efforts. The Company has been retained by Bristol-Myers, Astra-Zeneca, Janssen and Abbott to develop and operate programs that support specific products in the areas of diabetes, anxiety, prostatis and others. As of January 2001, approximately 31,000 patients have participated in these programs. In October, 2000, the Company was retained by Urologix, Inc. to develop and operate a Prostate Care Center to provide telephonic and Internet support for their direct to consumer advertising campaign. Approximately 700 men have participated in this program during its pilot phase since December 2000.


"Nurse 411" demand management programs

     Demand management involves assisting providers in evaluating patient treatment needs to identify those patients who may not require immediate or intensive services. The goal of demand management is to reduce the need for and use of costly, often clinically unnecessary, medical services and arbitrary managed-care interventions while improving the overall quality of life of patients. The Company believes that its system can be used to provide automated or semi-automated demand management services. During 2000, the parent company of Kentucky Medicaid (CHA HMO), a customer of the Company since 1997, made a strategic decision to leave the Medicaid market sector. The Company continues to provide and expand service to CHA HMO for commercial insurance. The Company is currently providing demand management to approximately 100,000 enrollees for CHA HMO, Inc., Health Right and McClellan Air Force Base.


"ForeQuest" patient survey programs

     Organizations in many different areas of the health care industry survey users regarding their products and services for a variety of reasons including regulatory, marketing and research purposes. The Company's information systems, with their ability to proactively contact patients in a cost-efficient manner, may be used for this type of application. The Company has developed a series of automated surveys ranging from general health to disease specific instruments. The product line includes surveys for NCQA, CAHPS; reminder surveys for HEDIS measures; SF-12; child health questionnaire; patient satisfaction; asthma;
diabetes; back pain; depression; maternity; and the Pra Plus for elderly populations. Through January 2001, approximately 408,000 patients have participated in these survey programs.


Internet-based products and services

     The Company's Case Management Support System ("CMSS") is an Internet-based software product that is used by case management organizations. The customer's case managers access the system using an approved browser and Internet Service Provider ("ISP") connection. (Browser and ISP are not supplied by Patient Infosystems.) The system enables care managers to effectively interface with, and utilize, Patient Infosystems' "CareSense" and "ForeQuest" intervention programs for patient care planning and implementation improves case managers efficiency and productivity. Additionally, the CMSS provides the case management organization's management with a reporting tool and a case distribution and documentation tool that can be used to better monitor and manage case management activity. Patient Infosystems licenses it's CMSS software and operating system to customers who agree to an initial license fee plus ongoing user and support fees. Through January 2001, the Company has sold two CMSS contracts that have two-year and four-year terms respectively.


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

Sales and Marketing

     Through 1997, the Company's efforts focused primarily on the development of disease management programs. Beginning in 1998, the Company began aggressively marketing the other services that its technology platform can provide including demand management, patient surveys, pharmaceutical support programs and outcomes analysis. The Company markets its integrated disease management system to organizations within the health care industry that are involved in the treatment of disease or payment of medical services for patients who require complex or long-term medical therapies. These industry organizations include five distinct groups: pharmaceutical and medical equipment manufacturers, health care providers, pharmacy benefits managers, health care payors and employer groups. As of July 2000, the Company has also entered into an agreement with USI Administrators, Inc., USI Care Management, Inc., York HealthNet (collectively known as "USI"), one of the country's largest third party administrators (TPA's), to co-market its products and services to USI's potential employer client base. A similar agreement has been executed with Health Data Solutions, a company that provides claims processing services and ancillary network referral services to provider networks, managed care organizations, and TPA's. The Company currently employs a sales and marketing staff of two persons to market the Company's systems. In addition, the senior members of the Company's management are actively engaged in marketing the Company's programs.

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


Research and Development

     Research and development expenses consist primarily of salaries and related benefits and administrative costs allocated to the Company's research and development personnel. These personnel are actively involved in the conversion of the Company's technology platform to a fully web-enabled design. Research and development costs have decreased as the Company has completed the development of its primary disease management programs. The Company anticipates that research and development expenses will increase slightly in future periods as an internal process to update these products has recently been initiated.

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


Working Capital Shortfalls; Urgent Need for Working Capital, Possible Cessation of Operations, Qualified Auditors' Opinion;

     The Company has never earned profits and has been dependent upon its initial public offering and private placements of its equity securities, through which the Company has raised over $20 million to date, to fund its working capital requirements. The Company incurred an operating loss of approximately $6 million for the year ended December 31, 2000 and had an approximate $3.89 million deficit in working capital at December 31, 2000. The Company has had to seek private financing repeatedly in order to continue its operations. Although the Company has secured limited working capital through debt, it anticipates, based on currently proposed plans and assumptions relating to its operations that, with available resources, the Company's contemplated cash requirements will be satisfied for no more than March 2001. Since September 2000, the Company's operations have been supported substantially by loans from certain directors of the Company. Although such directors have continued to make such loans, they are not obligated to do so and may stop at any time. The Company is seeking additional capital. If it is unable to identify additional sources of capital, the Company will be required to cease operations. As a result of the above, the Independent Auditors' Report on the Company's consolidated financial statements appearing at Item 8 includes an emphasis paragraph indicating that the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

History of Operating Losses; Limited Patient Enrollment

     The Company has incurred losses in every quarter since its inception in February 1995. The Company's ability to operate profitably is dependent upon its ability to develop and market its products in an economically successful manner. To date, the Company has been unable to do so. No assurances can be given that the Company will be able to generate revenues or ever operate profitably in the future.

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

     In October 1996 the Company began enrolling patients in its first disease management program and only began substantial patient contacts during 1998. The Company currently has patients enrolled in five of its disease-specific programs. Through February 2001, an aggregate of approximately 650,000 persons have been enrolled in Company programs. However, the Company has never been able to enroll a sufficient number of patients to cover the cost of its programs. The participation of patients in the Company's programs has been limited by several factors, including the limited ability of clients to provide the Company with accurate information with respect to the specific patient populations, including coding errors that necessitated extensive labor-intensive data processing prior to program implementation. In addition, the Company has encountered resistance from patients and other sources of information to the Company's systems.


Resignations of Certain Officers and Directors; New Management

     In January 2000, the Company accepted the resignations of Dr. David Nash, a director of the Company and A. Neal Westermeyer, Chief Operating Officer of the Company. In March 2000, the Company accepted the resignation of John V. Crisan, Chief Financial Officer and a director of the Company and Donald A. Carlberg, President, Chief Executive Officer and a director of the Company. In March 2001, Dr. Barbara McNeil, a director of the Company, resigned effective April 15th 2001. None of the foregoing individuals cited any dispute with the Company and all such individuals indicated that their reasons for departing from the Company were personal.

     In March 2000, the Company appointed Roger L. Chaufournier as President, Chief Executive Officer and director of the Company and appointed Kent Tapper as Interim Chief Financial Officer. In August 2000, Christine St. Andre was appointed Chief Operating Officer of the Company.

     No assurance can be given that the Company's current or future members of management will be able to operate the business of the Company effectively.


Terminability of Agreements; Exclusivity Provisions

     The Company's current services agreements with its customers generally automatically renew and may be terminated by those customers without cause upon notice of between 30 and 90 days. In addition, the Company has agreed not to engage or participate in any project other than those under development for Bristol-Myers that involve the development or implementation of a program similar to those developed for Bristol-Myers for specified time periods (the "Exclusivity Periods"). In general, at the completion of the Exclusivity Periods, Bristol-Myers has the right to negotiate an exclusive arrangement for these disease management programs provided that a specified minimum number of patients have enrolled in the programs or that it agrees to pay an exclusivity fee. Bristol-Myers has the further right, in the event exclusive arrangements cannot be negotiated, to match any bona fide offers made to the Company for disease management programs for these categories of patients for a period of time from the conclusion of the Exclusivity Periods. These exclusivity provisions could restrict the Company's ability to market its services to other customers. In general, customer contracts may include significant performance criteria and implementation schedules for the Company. Failure to satisfy such criteria or meet such schedules could result in termination of the agreements.

New Concept; Uncertainty of Market Acceptance; Limitations of Commercialization Strategy

     In connection with the commercialization of the Company's health information system, the Company is marketing relatively new services designed to link patients, health care providers and payors in order to provide specialized disease management services for targeted chronic diseases. However, at this time, services of this type have not gained general acceptance from the Company's customers. This is still perceived to be a new business concept in an industry characterized by an increasing number of market entrants who have introduced or are developing an array of new services. As is typical in the case of a new business concept, demand and market acceptance for newly introduced services are subject to a high level of uncertainty, and there can be no assurance as to the ultimate level of market acceptance for the Company's system, especially in the health care industry, in which the containment of costs is emphasized. Because of the subjective nature of patient compliance, the Company may be unable, for an extensive period of time, to develop a significant amount of data to demonstrate to potential customers the effectiveness of its services. Even after such time, no assurance can be given that the Company's data and results will be convincing or determinative as to the success of its system. There can be no assurance that increased marketing efforts and the implementation of the Company's strategies will result in market acceptance for its services or that a market for the Company's services will develop or not be limited.

Unpredictability of Patient Behavior May Affect Success of Programs

     The ability of the Company to monitor and modify patient behavior and to provide information to health care providers and payors, and consequently the success of the Company's disease management system, is dependent upon the accuracy of information received from patients. The Company has not taken and does not expect that it will take, specific measures to determine the accuracy of information provided to the Company by patients regarding their medical histories. No assurance can be given that the information provided to the Company by patients will be accurate. To the extent that patients have chosen not to comply with prescribed treatments, such patients might provide inaccurate information to avoid detection. Because of the subjective nature of medical treatment, it will be difficult for the Company to validate or confirm any such information. In the event that patients enrolled in the Company's programs provide inaccurate information to a significant degree, the Company would be materially and adversely affected. Furthermore, there can be no assurance that patient interventions by the Company will be successful in modifying patient behavior, improving patient health or reducing costs in any given case. Many potential customers may seek data from the Company with respect to the results of its programs prior to retaining it to develop new disease management or other health information programs. The Company's ability to market its system to new customers may be limited if it is unable to demonstrate successful results for its programs.

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

     The Company's competitors include specialty health care companies, health care information system and software vendors, health care management organizations, pharmaceutical companies and other service companies within the health care industry. Many of these competitors have substantial installed customer bases in the health care industry and the ability to fund significant product development and acquisition efforts. The Company also competes against other companies that provide statistical and data management services, including clinical trial services to pharmaceutical companies.

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

Substantial Fluctuation in Quarterly Operating Results

     The Company's results of operations have fluctuated significantly from quarter to quarter as a result of a number of factors, including the volume and timing of sales and the rate at which customers implement disease management and other health information programs within their patient populations. Accordingly, the Company's future operating results are likely to be subject to variability from quarter to quarter and could be adversely affected in any particular quarter.

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

Government Regulation

     The health care industry, including the current and proposed business of the Company, is subject to extensive regulation by both the Federal and state governments. A number of states have extensive licensing and other regulatory requirements applicable to companies that provide health care services. Additionally, services provided to health benefit plans in certain cases are subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA") and may be affected by other state and Federal statutes. Generally, state laws prohibit the practice of medicine and nursing without a license. Many states interpret the practice of nursing to include health teaching, health counseling, the provision of care supportive to or restorative of life and well being and the execution of medical regimens prescribed by a physician. Accordingly, to the extent that the Company assists providers in improving patient compliance by publishing educational materials or providing behavior modification training to patients, such activities could be deemed by a state to be the practice of medicine or nursing. Although the Company has not conducted a survey of the applicable law in all 50 states, it believes that it is not engaged in the practice of medicine. There can be no assurance, however, that the Company's operations will not be challenged as constituting the unlicensed practice of medicine. If such a challenge were made successfully in any state, the Company could be subject to civil and criminal penalties under such state's law and could be required to restructure its contractual arrangements in that state. Such results or the inability to successfully restructure its contractual arrangements could have a material adverse effect on the Company.

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

     In addition, on August 21, 1996 Congress passed the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), P.L. 104-191. This legislation requires the Secretary of the Department of Health and Human Services to adopt national standards for electronic health transactions and the data elements used in such transactions. The Secretary is required to adopt safeguards to ensure the integrity and confidentiality of such health information. Violation of the standards is punishable by fines and, in the case of wrongful disclosure of individually identifiable health information, imprisonment. The Secretary is in the process of promulgating and publishing proposed rules addressing the standards, however, no final rules have been adopted to date. Final rules may be adopted during 2001. Although the Company intends to comply with all applicable laws and regulations regarding medical information privacy, failure to do so could have an adverse effect on the Company's business.

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

Significant Customer Concentration

     During 2000, a significant customer ceased operation of services supplied by the Company, which had a material adverse effect on the results of operations. As of December 31, 2000, the Company now has more customers than it did at December 31, 1999. While the customer base is more diverse there is still a significant concentration of the Company's business in a small number of customers, with several of the Company's most significant contracts being with CHA Health, Astra Zeneca, Bristol-Myers and Independence Blue Cross. The Company expects that its sales of services will be concentrated in a small number of customers for the foreseeable future. Consequently, the loss of any one of its customers could have a material adverse effect on the Company and its operations. There can be no assurance that customers will maintain their agreements with the Company, enroll a sufficient number of patients in the programs developed by the Company for the Company to achieve or maintain profitability, or that customers will renew their contracts upon expiration or on terms favorable to the Company.

Dependence on Customers for Marketing and Patient Enrollment

     The Company has limited financial, personnel and other resources to undertake extensive marketing activities. One element of the Company's marketing strategy involves marketing specialized disease management programs to pharmaceutical companies and managed care organizations, with the intent that those customers will market the program to parties responsible for the payment of health care costs, who will enroll patients in the programs. Accordingly, the Company, will to a degree, be dependent upon its customers, over whom it has no control, for the marketing and implementation of its programs and for the receipt of valid patient information. The timing and extent of patient enrollment is completely within the control of the Company's customers. The Company has faced difficulty in receiving reliable patient information from certain customers, which has hampered its ability to complete certain of its projects. To the extent that an adequate number of patients are not enrolled in the program, or enrollment of initial patients by a customer is delayed for any reason, the Company's revenue may be insufficient to support its activities.

Control of the Company

     The Company is controlled by the executive officers, directors and certain stockholders of the Company who beneficially own in the aggregate approximately 65% of the outstanding Common Stock. As a result of such ownership, these stockholders, in the event they act in concert, will have control over the management policies of the Company and all matters requiring approval by the stockholders of the Company, including the election of directors.

Potential Liability and Insurance

     The Company will provide information to health care providers and managed care organizations upon which determinations affecting medical care will be made, and it could share in potential liabilities for resulting adverse medical consequences to patients. In addition, the Company could have potential legal liability in the event it fails to record or disseminate correctly patient information. The Company maintains an errors and omissions insurance policy with coverage of $5 million in the aggregate and per occurrence. Although the Company does not believe that it will directly engage in the practice of medicine or direct delivery of medical services and has not been a party to any such litigation, it maintains a professional liability policy with coverage of $5 million in the aggregate and per occurrence. There can be no assurance that the Company's procedures for limiting liability have been or will be effective, that the Company will not be subject to litigation that may adversely affect the Company's results of operations, that appropriate insurance will be available to it in the future at acceptable cost or at all or that any insurance maintained by the Company will cover, as to scope or amount, any claims that may be made against the Company.

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

Employees

     As of February 28, 2001, the Company had 54 full and part-time employees.

Financial Information

     For financial information concerning the Company, see the financial statements and the notes thereto included elsewhere herein.

Item 2. Description of Properties.

     The Company's executive and corporate offices are located in Rochester, New York in approximately 7,000 square feet of leased office space under an operating lease that expires on December 31, 2001.

     The Company believes its plants and facilities are suitable and adequate, and have sufficient productive capacity, to meet its current needs.

Item 3. Legal Proceedings.

     Neither the Company nor any of its subsidiaries is a party to any material legal proceedings.

Item 4. Submission of Matters To A Vote Of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2000.

                                     PART II

Item 5. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters.

(a) Market Information

     The following table sets forth, for the periods indicated, the range of the high and low closing sale price for the Company's Common Stock. The Company's stock was traded on the NASDAQ National Market until September 14, 2000 and is now traded on the OTC Bulletin Board market.

                                                      High              Low

       1998
       First Quarter                                  $4.50             $2.63
       Second Quarter                                 $5.00             $2.50
       Third Quarter                                  $3.44             $1.81
       Fourth Quarter                                 $1.88             $1.00

       1999
       First Quarter                                  $2.81             $1.31
       Second Quarter                                 $2.88             $2.13
       Third Quarter                                  $3.00             $1.88
       Fourth Quarter                                 $3.00             $1.38

       2000
       First Quarter                                  $4.81             $1.25
       Second Quarter                                 $2.13             $0.53
       Third Quarter                                  $0.97             $0.28
       Fourth Quarter                                 $0.56             $0.13

(b) Holders

     The approximate record number of holders of the Company's common stock as of February 28, 2000 is 69. However, the Company believes that there are in excess of 750 beneficial holders of Common Stock of the Company.

(c) Dividends

     The Company is paying 9% cumulative dividends on its Series C Convertible Preferred Stock that was issued March 31, 2000. The Company anticipates payment of dividends on this class of stock annually and expects that it may be required to pay additional dividends on any classes of preferred stock that may be issued to raise working capital.

(d)  Recent sales of unregistered securities

     On March 31,  2000,  the Company  completed a private  placement of 100,000 shares of newly issued Series C 9% Cumulative Convertible Preferred Stock ("Series C"), raising $1,000,000 in total proceeds. The shares were sold to four accredited investors, under an exemption from registration pursuant to Rule 506 of the Securities Act of 1933. There was no placement agent and no commissions were paid to any party. These shares can be converted into Common Stock at a rate of 8 shares of Common Stock to 1 share of Series C Preferred Stock. Each Series C share has voting rights equivalent to 8 shares of Common Stock (800,000 shares). John Pappajohn and Derace Schaffer, members of the Board of Directors of the Company, purchased 50,000 and 25,000 shares of Series C Stock respectively. The proceeds from this issuance have been used to support the Company's operations.

     Between August 20, 2000 and December 31, 2000 the Company borrowed $1,171,000 from Messers. Pappajohn and Schaffer in the form of demand notes intended to be secured by the assets of the Company. The Company anticipates that it will need to borrow additional funds before it can secure capital through the issuance of additional securities. From January 1, 2001 through March 31, 2001, an additional $660,000 has been borrowed from Mr. Pappajohn under substantially the same terms. The Company's current directors have no obligation to continue to provide funds. There can be no assurances given that the Company can borrow the additional amounts needed or that the Company can sell additional securities.

Item 6. Selected Financial Data.

                                                                   Year Ended December 31,
                                        ------------------------------------------------------------------------------
                                                2000            1999           1998            1997           1996
Statement of Operations Data:

Revenues ..............................   $  2,139,262    $  3,545,207    $  2,344,072    $  2,062,373    $    845,412

Costs and expenses:
  Cost of sales .......................      4,332,048       5,614,128       4,011,710       2,574,214         748,322
  Sales and marketing .................      1,047,511       2,445,425       1,929,525       1,853,224         913,547
  General and administrative ..........      2,282,026       1,885,566       1,490,210       1,244,287       1,760,760
  Research and development ............        305,543         967,365         298,686         489,115         310,552

    Total costs and expenses ..........      7,967,128      10,912,484       7,730,131       6,160,840       3,733,181

Operating loss ........................     (5,827,866)     (7,367,277)     (5,386,059)     (4,098,467)     (2,887,769)

Other (expenses) income ...............       (211,340)       (250,897)        556,592         835,116          81,333

NET LOSS ..............................     (6,039,206)     (7,618,174)     (4,829,467)     (3,263,351)     (2,806,437)

  Convertible preferred stock dividends       (617,500)           --              --              --              --

NET LOSS ATTRIBUTABLE TO
 COMMON SHAREHOLDERS ..................   ($ 6,656,706)   ($ 7,618,174)   ($ 4,829,467)   ($ 3,263,351)   ($ 2,806,437)

Net loss per share - basic and diluted    ($      0.82)   ($      0.95)   ($      0.60)   ($      0.41)   ($      0.44)

Weighted average
  common shares outstanding ...........      8,135,635       8,032,533       8,018,398       7,980,094       6,347,716

                                                               Year Ended December 31,
                                    -----------------------------------------------------------------------
                                           2000           1999          1998           1997          1996
Balance Sheet Data:

Cash and cash equivalents ..........   $    28,231    $   489,521   $ 6,316,955   $   779,317   $15,666,609
Working capital ....................    (1,375,391)       414,132     7,992,894    13,242,387    14,591,700
Total assets .......................     2,292,244      3,844,395    10,519,727    15,036,473    17,085,387
Long term obligations ..............     2,500,000        500,000          --            --            --
Total liabilities ..................     4,481,225      1,427,732       894,339       587,728     1,631,650
Total stockholders' (deficit) equity    (2,188,981)     2,416,663     9,625,388    14,448,745    15,453,737

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Management's discussion and analysis provides a review of the Company's operating results for the years ended December 31, 2000, 1999 and 1998, and its financial condition at December 31, 2000. The focus of this review is on the underlying business reasons for significant changes and trends affecting the revenues, net losses, and financial condition of the Company. This review should be read in conjunction with the accompanying consolidated financial statements.

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

Overview

     The Company was formed on February 22, 1995. Although the Company has completed the development of its integrated information capture and delivery system and has developed several disease management programs for specific diseases, the Company is continuing to refine its products for additional applications. In October 1996 the Company began enrolling patients in its first disease management program and began substantial patient contacts during 1998. Also in 1998, the Company expanded its products offered to include demand management and health related surveys. The Company currently has patients enrolled in more than 20 of its disease-specific, demand management or survey programs. Through February 2001, an aggregate of over 650,000 persons have been enrolled or participated in Company programs. However, the Company has never been able to enroll a sufficient number of patients to cover the cost of its programs. The enrollment of patients in the Company's programs has been limited by several factors, including the limited ability of clients to provide the Company with accurate information with respect to the specific patient populations, including coding errors that necessitated extensive labor-intensive data processing prior to program implementation. In addition, the Company has encountered resistance from sources of information largely due to uncertainty concerning legal liability for patient confidential information.

     In response to these market dynamics, the Company has taken several tactical and strategic steps including, formal designation of internal personnel at customer sites to assist clients with implementation; closer integration of Company systems personnel with clients to facilitate accurate data transfers; promotion of a broader product line to enable clients to enter the Company's disease management programs through a variety of channels and providing the customers access and control over their patient's confidential information though targeted use of Internet technology. The Company's demand management services and automated surveys (general health and disease-specific), can provide mechanisms for enrollment to the Company's disease management programs. The Company continues to develop capabilities or relationships that will enable its customers to more effectively leverage the data stored in their legacy systems. Nevertheless, no assurance can be given that the Company's efforts will succeed in increasing patient enrollment in Company programs.

     The Company has entered into services agreements to develop, implement and operate programs for: (i) patients who have recently experienced certain cardiovascular events; (ii) patients who have been diagnosed with primary congestive heart failure; (iii) patients suffering from asthma; (iv) patients suffering from diabetes, (v) patients who are suffering from hypertension, (vi) demand management, which provides access to nurses, and (vii) various survey initiatives which assess, among other things: satisfaction, compliance of providers or payors to national standards, health status or risk of specific health related events. These contracts provide for fees paid by its customers based upon the number of patients participating in each of its programs, as well as initial program implementation and set-up fees from customers. To the extent that the Company has had limited enrollment of patients in its programs, the Company's operations revenue has been, and may continue to be limited. During 1999 and 2000, the Company has committed increased resources to developing strategic upgrades of its information and telecommunications technologies to leverage the emerging capabilities of the Internet. Moreover, as the Company has completed the development of its primary disease management programs, it anticipates that development revenue will continue to be minimal unless and until the Company enters into new development agreements. The Company's program development contracts typically require payment from the customer at the time that the contract is executed, with additional payments made as certain development milestones are met. Development contract revenue is recognized on a percentage of completion basis, in accordance with the ratio of total development cost incurred to the estimated total development costs for the entire project. Losses, if any, related to program development will be recognized in full as identified. The Company's contracts typically call for a fee to be paid by the customer for each patient enrolled for a series of program services, pay for those services incrementally as they are delivered or pay a fixed fee per patient or member each month for bundled program services. The timing of customer payments for the delivery of program services varies by contract. Revenues from program operations are recognized ratably as the program services are delivered. The amount of the per patient fee varies from program to program depending upon the number of patient contacts required, the complexity of the interventions, the cost of the resources used and the detail of the reports generated. The Company has not capitalized any costs related to the development of software for use in its programs since all of such software has been developed for internal use.

     Revenues from Operations, which includes fees received by the Company for operating its programs is the most significant source of the Company's revenues. The Company is continuing to devote significant marketing efforts to increasing the number of programs that are in operation as well as development resources to expand its products that include licensing of Internet-based technology. Nevertheless, the Company is still supporting a substantial infrastructure in maintaining the capacity necessary to deliver its services and to offer its services to new customers. Therefore, the Company will be required to increase substantially the number of patient contacts and management programs to cover the costs necessary to maintain the capability to service its customers. In that the Company began substantial patient contacts during 1998 and has still, to this date, increased contacts at a relatively slow rate, the Company is continually examining its costing structures to determine the levels that will be necessary to achieve profitability.

     During the latter part of 2000, the Company made reductions in cost through structural changes in its operation: closing of two facilities, closure of a third facility as of February 28, 2001, and a reduction of staff from 120 to 54 persons. These changes have reduced the Company's loss before depreciation and amortization from about $1.8 million for the 3-month period ended December 31, 1999 to approximately $0.9 million for the same period of 2000. Some cost savings from actions taken in November and December of 2000 will not be realized until after January 1, 2001.

     The sales cycle for the Company's programs may be extensive from initial contact to contract execution. During these periods, the Company may expend substantial time, effort and funds to prepare a contract proposal and negotiate the contract. The Company may be unable to consummate a commercial relationship after the expenditure of such time, effort and financial resources.

     In February 1999, the Company, through a wholly-owned subsidiary, Patient Infosystems Acquisition Corp., acquired substantially all of the assets of HealthDesk Corporation, a consumer healthcare software company, primarily engaged in the business of designing and developing Internet-based products in the healthcare, wellness and disease management industries for $761,463. The Company obtained funds for the HealthDesk acquisition from its available cash. The assets that were acquired by the Company included inventory, intellectual property, hardware and software. In August 2000, the Company's board of directors approved a merger of Patient Infosystems Acquisition Corp. into the Company.

     During  2000,  the  Company  felt the  pressure of severe  working  capital shortfalls. The Company's available cash had been reduced to a level that substantially limits its operations. Although the Company established lines of credit in the amount of $2.5 million, raised $1 million in equity and issued an additional $1.17 million in demand notes, the Company is continuing to incur losses and must identify substantial additional capital to sustain its operations. The Company's operations are currently being funded by loans being made on a monthly basis by a director of the Company. This director is not obligated to continue to loan the company additional funds and may stop at any time. In such instance, if the Company is unable to identify any additional sources of capital, it will likely be forced to cease operations. As a result of the above, the Independent Auditors' Report on the Company's consolidated financial statements appearing at Item 8 includes an emphasis paragraph indicating that the Company's recurring losses from operations raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     In December 1999, the Company established a credit facility with Norwest Bank Iowa, National Association, now Wells Fargo Bank, ("Norwest") for $1.5 million (the "Original Line of Credit"). The Original Line of Credit is guaranteed by two of the Company's directors: John Pappajohn and Derace L. Schaffer (the "Original Guarantees"). In March 2000, the Original Line of Credit was increased to a total of $2.5 million (the "line of Credit") and also guaranteed by Messrs. Pappajohn and Schaffer (the "Additional Guarantees").

     Interest under the Line of Credit is the prime rate of interest established by Norwest or, at the Company's election, the LIBOR Rate Option. The principal and any unpaid interest under the line of Credit are due and payable on March 31, 2002. There is a commitment fee of 0.25% per annum on the average daily unused amount of the Line of Credit to be paid quarterly in arrears beginning June 30, 2001. In conjunction with the Line of Credit, the Company granted to Norwest a security interest in all of the Company's assets.

     In consideration of the Original Guarantees, the Company granted to each of Messers. Pappajohn and Schaffer warrants to purchase 187,500 shares of the Company's Common Stock at an exercise price of $1.5625 per share, which was the closing price of the Company's Common Stock on December 28, 1999. In consideration of the Additional Guarantees, the Company intends to grant to each of Messers. Pappajohn and Schaffer warrants to purchase 125,000 shares of the Company's Common Stock at an exercise price of $2.375 per share, which was the closing price of the Company's Common Stock on March 21, 2000.

     On March 31, 2000, the Company completed a private placement of 100,000 shares of newly issued Series C 9% Cumulative Convertible Preferred Stock ("Series C"), raising $1,000,000 in total proceeds. These shares can be converted into Common Stock at a rate of 8 shares of Common Stock to 1 share of Series C Preferred Stock. Each Series C share has voting rights equivalent to 8 shares of Common Stock (800,000 shares). Messers Pappajohn and Schaffer purchased 50,000 and 25,000 shares of Series C Stock, respectively. The proceeds from this issuance have been used to support the Company's operations.

     Between August 20, 2000 and December 31, 2000 the Company borrowed $1,171,000 from Messers. Pappajohn and Schaffer in the form of demand notes intended to be secured by the assets of the Company. The Company anticipates that it will need to borrow additional funds before it can secure additional capital through the issuance of additional securities. Between January 1, 2001 and March 31, 2001, an additional $660,000 has been borrowed from Mr. Pappajohn under substantially the same terms. The Company's current directors have no obligation to continue to provide funds. There can be no assurances given that the Company can borrow the additional amounts needed or that the Company can sell additional securities.

     In September 2000, the Company executed a letter of intent to acquire substantially all the assets of Health Data Solutions and its affiliate, American Care Source (collectively known as "HDS"). Negotiations with HDS ended in January 2001, with the parties failing to reach mutually acceptable terms for the proposed acquisition, but resolving to enter into a marketing agreement. On March 6, 2001, the Company and HDS entered into a Strategic Partnership and Marketing Agreement establishing the terms under which both companies may offer their combined products and services to their respective clients. While no assurances can be given that the Company will generate new revenues from this relationship, the Company will use this relationship to validate strategic marketing initiatives.


Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Revenues

     Revenues are comprised of revenues from operations fees, development fees and licensing fees. Revenues decreased 39.7% from $3,545,207 for the year ended December 31, 1999 to $2,139,262 for the year ended December 31, 2000. A summary of these revenues by category, is as follows for the years ended December 31:

Revenues                   2000           1999

Operations Fees      $ 1,941,810    $ 3,270,900
Development Fees          81,626        227,307
Licensing Fees           115,826         47,000
                     -----------    -----------
Total Revenues       $ 2,139,262    $ 3,545,207

     Revenues from operations fees decreased 40.6% from $3,270,900 for the year ended December 31, 1999 to $1,941,810 for the year ended December 31, 2000. Operations revenues are generated as the Company provides services to its customers for their disease-specific programs, patient surveys, health risk assessments, patient satisfaction surveys, physician education programs and marketing support programs. Operations revenues decreased significantly in 2000 due to termination of Medicare by two of the Company's key customers and completion of two pharma projects.

     Revenues from development fees decreased 64.1% from $227,307 for the year ended December 31, 1999 to $81,626 for the year ended December 31, 2000. In 1999, the Company received development revenues from a variety of customers for creation of or modification to specific programs. The Company has completed substantially all services under these agreements and is primarily receiving revenues in connection with the enhancement of its existing programs.
Development revenues include clinical, technical and operational design or modification of the Company's primary disease management programs. Development revenues have declined from year to year since the year ended December 31, 1997, as the Company reduced the amount of development work it has performed for its customers. The Company anticipates that revenue from development fees will continue to decline unless the Company enters into new development agreements.

     Revenues from licensing fees increased 146.4% from $47,000 for the year ended December 31, 1999 to $115,826 for the year ended December 31, 2000. Licensing revenue represents amounts that the Company charges its customers, either on a one-time only or continuing basis, for the right to enroll patients in or the right to license other entities certain of its programs, primarily the Company's Internet-based Case Management Support System product line. The Company had licensing fees of $115,826 from the sale of its Internet-based products in 2000.

     Costs and Expenses

     Cost of sales includes salaries and related benefits, services provided by third parties, and other expenses associated with the development of the Company's customized disease state management programs, as well as the operation of each of its disease state management programs.

     Cost of sales decreased 22.8% from $5,614,128 for the year ended December 31, 1999 to $4,332,048 for the year ended December 31, 2000. The decrease in these costs primarily reflects a decreased level of program development and operational activities.

     Sales and marketing expenses decreased 57.2% from $2,445,425 for the year ended December 31, 1999 to $1,047,511 for the year ended December 31, 2000. These costs consist primarily of salaries, related benefits and travel costs, sales materials and other marketing related expenses. Decreased spending in this area is attributable to the Company's efforts to reduce costs and to its limited available capital, resulting in a smaller sales and marketing staff during the year ended December 31, 2000. It is anticipated that the Company will need to invest heavily in the sales and marketing process in future periods if funds are available. To the extent that the Company has limited funds available for sales and marketing, it will likely be unable to invest in the necessary marketing activities to generate substantially greater sales.

     General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operating expenses of the Company. General and administrative expenses increased 21% from $1,885,566 for the year ended December 31, 1999 to $2,282,026 for the year ended December 31, 2000. The increase in these costs was caused by the amortization of $664,750 in debt issuance costs related to funding operations and the addition of required administrative personnel. Without the debt issuance cost, general and administrative expense would have decreased 14.2% from $1,885,566 for the year ended December 31, 1999 to $1,617,276 for the year ended December 31, 2000. The Company expects that general and administrative expenses will decrease in future periods as expense controls and infrastructure reductions are implemented.

     Research and development expenses consist primarily of salaries and related benefits and administrative costs allocated to the Company's research and development personnel for development of certain components of its integrated information capture and delivery system, its Internet-based software products and its standardized disease state management programs. Research and development expenses decreased 68.4% from $967,365 for the year ended December 31, 1999 to $305,543 for the year ended December 31, 2000. The decrease in research and development expenses reflects the transition of the Company's investment into Internet technology during 1999 into operational systems during 2000.

     Other Income/Expense is comprised of interest income and losses on investments. The net totals are as follows for the years ended December 31:

                                    2000             1999
                            ----------------- ----------------
Interest (expense) income         $ (190,997)        $166,164
Loss on investment
  PATI Canada                         (7,700)       (167,063)
  PATI US                            (12,643)           -
  Pulse Group                                       (250,000)
                            ----------------- ---------------

Total Income/(Expense)            $ (211,340)      $ (250,897)
                            ----------------- ---------------

     Interest expense is due to debt. Interest income is generated primarily from cash balances and short-term money market investments. Interest decreased to an expense of $190,997 for the year ended December 31, 2000 from an income of $166,164 for the year ended December 31, 1999. The decrease in interest income reflects the use by the Company of its available cash and increased borrowings required to fund operations.

     The loss in investments for the year ended December 31, 2000 includes variations in Canadian currency ("CN$") for PATI Canada and the sale or insurance recovery of certain fixed assets of the Company. The financial records of PATI Canada, a wholly owned subsidiary, are maintained in United States Dollars ("US$"). Receivables or accruals which are CN$ are booked in equivalent US$ at an exchange rate for the month the transaction is booked. If there is a difference between the exchange rate at the time of a cash receipt or payment of the accrued expense, the differential is realized as an investment gain or loss. In June 2000, the Company consolidated operational locations and sold or abandoned certain fixed assets which were no longer required resulting in a loss, net of an insurance recovery, of $12,643.

     For the year ended December 31, 2000, the Company declared $617,500 in dividends on convertible preferred stock. On March 31, 2000, the Company completed a private placement of 100,000 shares of newly issued Series C 9% Cumulative Convertible Preferred Stock ("Series C"), raising $1,000,000 in total proceeds. These shares can be converted into Common Stock at a rate of 8 shares of Common Stock to 1 share of Series C Preferred Stock. Each Series C share has voting rights equivalent to 8 shares of Common Stock (800,000 shares). The proceeds from this issuance have been used to support the Company's operations.

     The fair market value of the Company's Common Stock at the time of issuance of Series C Stock was $1.9375 per share. The Series C Preferred Stock is convertible as a price equal to $1.25 per share of Common Stock resulting in a discount, or beneficial conversion feature, of $0.6875 per share. The incremental fair value of $550,000 for the 100,000 shares of Series C Preferred issued is deemed to be the equivalent of a preferred stock dividend. The Company recorded the deemed dividend at the date of issuance by offsetting charges and credits to additional paid in capital of $550,000, without any effect on total stockholders' equity. In addition, the Company has accrued $67,500 in dividend expense, which will become payable to the Series C stockholders on March 31, 2001.

     The Company had a net loss attributable to common stockholders of $6,656,706 for the year ended December 31, 2000, compared to $7,618,174 for the year ended December 31, 1999. This represents a loss of $.82 per share for 2000 and $.95 for 1999.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Revenues

     Revenues are comprised of revenues from operations fees, development fees and licensing fees. Revenues increased 51% from $2,344,072 for the year ended December 31, 1998 to $3,545,207 for the year ended December 31, 1999. A summary of these revenues by category is as follows for the years ended December 31:

Revenues                 1999              1998

Operations Fees    $ 3,270,900       $ 1,385,720
Development Fees       227,307           689,157
Licensing Fees          47,000           269,195
                   -----------       -----------
Total Revenues     $ 3,545,207       $ 2,344,072

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

     Other Income/Expense is comprised of interest income and losses on investments. The net totals are as follows for the years ended December 31:

                                     1999             1998
                           ----------------- ---------------
Interest (expense) income           $166,164        $556,592
Loss on investment
  PATI Canada                      (167,063)            -
  Pulse Group                      (250,000)            -
                           ----------------- ---------------

Total Income/(Expense)           $ (250,897)        $556,592
                           ----------------- ---------------

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

     Liquidity and Capital Resources

     At December 31, 2000 the Company had a working capital deficit of $1,375,391 as compared to working capital of $414,132 at December 31, 1999. Also at December 31, 2000, the Company had a stockholders' deficit of $2,188,981. Through December 31, 2000 these amounts reflect the effects of the Company's continuing losses, issuance of demand notes totaling $1,171,000 due to directors of the Company and long term borrowings of $2,500,000 against its line of credit. The Company has never earned profits and since its inception, the Company has primarily funded its operations, working capital needs and capital expenditures from the sale of equity securities. The Company is currently maintaining it operations only through the receipt of continuing loans from one of its directors. If these loans or additional funds are not available, the Company would likely be required to cease operations.

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

     On March 31, 2000, the Company completed a private placement of 100,000 shares of newly issued Series C 9% Cumulative Convertible Preferred Stock ("Series C"), raising $1,000,000 in total proceeds. Messers Pappajohn and Schaffer purchased 50,000 and 25,000 shares of Series C Stock respectively. The proceeds from this issuance have been used to support the Company's operations.

     The Company has expended significant amounts to expand its operational capabilities including increasing its administrative and technical costs. While the Company has curtailed its spending levels in recent months, to the extent that revenues do not increase substantially, the Company's losses will continue and its available capital will diminish further. The Company's operations are currently being funded by loans being made on a monthly basis by a director of the Company. This director is not obligated to continue to loan the company additional funds and may stop at any time. In such instance, if the Company is unable to identify any additional sources of capital, it will likely be forced to cease operations. As a result of the above, the Independent Auditors' Report on the Company's consolidated financial statements appearing at Item 8 includes an emphasis paragraph indicating that the Company's recurring losses from operations raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Capital expenditures during 2000 were $16,404, as compared to expenditures of $433,598 during 1999 and $594,663 during 1998. The expenditures during these periods represented the purchase of the significant technology platform components of the integrated information capture and delivery systems as well as purchases required to support the Company's growth in employees during those periods.

     Nasdaq Listing Status

     The Company's securities were delisted from the Nasdaq National Stock Market effective September 14, 2000. The Company's securities were immediately eligible to trade on the OTC Bulletin Board.

     Inflation

     Inflation did not have a significant impact on the Company's costs during 2000, 1999 or 1998. The Company continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

     Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify areas causing difficulties in implementation. SFAS No. 133, as amended, requires the Company to recognize all derivatives on the consolidated balance sheet at fair value. Derivatives that are not hedges of underlying transaction must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has completed the process of evaluating the impact of SFAS No. 133, as amended. The Company has not identified any derivatives that meet the criteria for a derivative instrument and does not participate in any hedging activities. As a result, there was no effect on the Company's consolidated financial position, results of operations or cash flows resulting from the adoption of SFAS No. 133, as amended, during the first quarter of 2001.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in the Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements files with the SEC. The Company's adoption of SAB No. 101 during the fourth quarter of 2000 did not impact the Company's consolidated financial position, results of operations or cash flows.

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

     Year 2000 Issues

     The Company suffered no ill effects from Year 2000 related technological issues.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to changes in interest rates, primarily in its cash transactions. The Company is exposed to changes in foreign currency exchange rates through receivables and expense accruals of its Canadian subsidiary. A discussion of the Company's accounting policies for financial instruments is included in the Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements. While the Company's current international operations are limited to Canada, it does not invest its cash in foreign currency instruments nor does it maintain cash in Canada except to facilitate inter-country transactions. The balances the Company has in cash or cash equivalents are generally available without legal restrictions to fund ordinary business operations. The Company historically invested excess operating cash in certificates of deposit and U.S. government bonds and other bonds that are subject to changes in short-term interest rates. The Company currently has no such investments. The Company made purchases of available-for-sale securities of $0 in 2000 and $21,073 in 1999.

Item 8.  Financial Statements And Supplemental Data



         Index to Financial Statements                      Page

         Independent Auditors' Report                        29
         Consolidated Balance Sheets                         30
         Consolidated Statements of Operations               31
         Consolidated Statements of Stockholders' Equity     32
         Consolidated Statements of Cash Flows               33
         Notes to Consolidated Financial Statements          34

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Patient InfoSystems, Inc. Rochester, New York


We have audited the accompanying consolidated balance sheets of Patient InfoSystems, Inc. and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Patient InfoSystems, Inc. and subsidiary at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company's recurring losses from operations and stockholders' deficit raise substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Deloitte & Touche LLP
Rochester, New York
January 26, 2001
(March 28, 2001 as to Note 3)

PATIENT INFOSYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999

- -----------------------------------------------------------------------------------------------------------


ASSETS                                                                            2000            1999

CURRENT ASSETS:
  Cash and cash equivalents                                                        $28,231        $489,521
  Accounts receivable (net of doubtful accounts allowance of $48,122 and           411,436         650,279
$50,000)
  Prepaid expenses and other current assets                                        136,111         126,613
  Employee notes receivable                                                         30,056          75,451
                                                                           --------------------------------
        Total current assets                                                       605,834       1,341,864

PROPERTY AND EQUIPMENT, net                                                        827,050       1,291,351

Debt issuance costs (net of accumulated amortization of $664,750 and $0)           192,750         382,500
Intangible assets (net of accumulated amortization of $156,113 and                 466,610         584,669
$38,055)
Other assets                                                                       200,000         244,011
                                                                           --------------------------------

TOTAL ASSETS                                                                    $2,292,244      $3,844,395
                                                                           --------------------------------

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                 233,545         496,533
  Accrued salaries and wages                                                       176,158         190,232
  Accrued expenses                                                                 238,561          22,767
  Borrowings from directors                                                      1,171,000               -
  Deferred revenue                                                                 161,961         218,200
                                                                           --------------------------------
        Total current liabilities                                                1,981,225         927,732

LINE OF CREDIT                                                                   2,500,000         500,000

COMMITMENTS  (Note 7)

STOCKHOLDERS' (DEFICIT) EQUITY:
  Common stock - $.01 par value:  shares - authorized:
    20,000,000; issued and outstanding:  2000 - 8,220,202
    1999 - 8,040,202                                                                82,202          80,402
  Preferred stock - $.01 par value:  shares authorized: 5,000,000
    Series C, 9% cumulative, convertible
      issued and outstanding: 2000 - 100,000                                         1,000               -
  Additional paid-in capital                                                    24,016,798      21,968,536
  Accumulated other comprehensive income                                             1,805           1,805
  Accumulated deficit                                                         (26,290,786)    (19,634,080)
                                                                           --------------------------------
        Total stockholders' (deficit) equity                                   (2,188,981)       2,416,663
                                                                           --------------------------------


TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY                            $2,292,244      $3,844,395
                                                                           --------------------------------

See notes to consolidated financial statements.

PATIENT INFOSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

- -----------------------------------------------------------------------------------------------------------------

                                                                2000              1999               1998


REVENUES                                                         $2,139,262        $3,545,207         $2,344,072
                                                         --------------------------------------------------------

COSTS AND EXPENSES:
  Cost of revenue                                                 4,332,048         5,614,128          4,011,710
  Sales and marketing                                             1,047,511         2,445,425          1,929,525
  General and administrative                                      2,282,026         1,885,566          1,490,210
  Research and development                                          305,543           967,365            298,686
                                                         --------------------------------------------------------

        Total costs and expenses                                  7,967,128        10,912,484          7,730,131
                                                         --------------------------------------------------------

OPERATING LOSS                                                  (5,827,866)       (7,367,277)        (5,386,059)

Other income (expense)                                            (211,340)         (250,897)            556,592
                                                         --------------------------------------------------------


NET LOSS                                                       ($6,039,206)      ($7,618,174)       ($4,829,467)

  CONVERTIBLE PREFERRED STOCK DIVIDENDS                           (617,500)              -                     -
                                                         --------------------------------------------------------

NET LOSS ATTRIBUTABLE TO
 COMMON STOCKHOLDERS                                           ($6,656,706)      ($7,618,174)       ($4,829,467)
                                                         ========================================================

NET LOSS PER SHARE - BASIC
   AND DILUTED                                                      ($0.82)           ($0.95)            ($0.60)
                                                         --------------------------------------------------------

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                             8,135,635         8,032,533          8,018,398
                                                         --------------------------------------------------------

See notes to consolidated financial statements.

PATIENT INFOSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

- -----------------------------------------------------------------------------------------------------------------------------------

                                                                         Additional   Accum'd    Other       Total        Total
                                        Common Stock    Preferred Stock    Paid-in Comprehensive Accum'd Stockholder Comprehensive
                                      Shares   Amount   Shares  Amount     Capital    Income     Deficit     Equity        Loss



Balances, January 1, 1998            8,011,522  $80,115                  $21,550,009  $5,060 ($7,186,439)  $14,448,745

Compensation expense related
to issuance of stock warrants             -                                    7,388    -           -            7,388
                                                      -

Exercise of stock options                8,520                                 3,697    -           -            3,782
                                                     85

Unrealized loss on investments
available-for-sale                        -        -                            -    (5,060)        -           (5,060)   ($5,060)

Net loss for the year end
      December 31, 1998                   -                                     -       -    (4,829,467)    (4,829,467) (4,829,467)
                                    -----------------------------------------------------------------------------------------------

                                                                                                                       ($4,834,527)
                                                                                                                     ==============

Balances, December 31, 1998          8,020,042                            21,561,094    -    (12,015,906)    9,625,388
                                                 80,200

Compensation expense related to
  issuance of  stock warrants and         -                                   13,443    -           -           13,443
options                                               -
Debt issuance costs in the form of
 stock warrants                                                              382,500                           382,500

Exercise of stock options and           20,160                                11,499    -           -           11,701
warrants                                            202

Foreign currency translation              -                                     -      1,805        -            1,805       $1,805
adjustment                                            -

Net loss for the year end
      December 31, 1999                   -                                     -       -    (7,618,174)    (7,618,174) (7,618,174)
                                                      -
                                    -----------------------------------------------------------------------------------------------

                                                                                                                       ($7,616,369)
                                                                                                                     ==============

Balances, December 31, 1999          8,040,202                            21,968,536   1,805 (19,634,080)    2,416,663
                                                 80,402

Compensation expense related to
  issuance of  stock warrants and         -        -                           1,042    -           -            1,042
options
Debt issuance costs in the form of stock warrans                             475,000                           475,000
Issuance of Series C Preferred Stock                              $1,000     999,000                         1,000,000
Beneficial conversion feature of
  Series C Convertible Preferred Stock                                       550,000           (550,000)          -

Exercise of stock options              180,000                                23,220    -           -           25,020
                                                  1,800

Dividends accrued for holders of
  Series C Convertible Preferred Stock                                                          (67,500)      (67,500)

Net loss for the year end
      December 31, 2000                   -        -                            -       -    (6,039,206)    (6,039,206)($6,039,206)
                                    -----------------------------------------------------------------------------------------------
                                                                                                                       ($6,039,206)
                                                                                                                       ============
Balances, December 31, 2000          8,220,202  $82,202  100,000  $1,000 $24,016,798  $1,805 ($26,290,786) ($2,188,981)
                                    -----------------------------------------------------------------------------------

See notes to consolidated financial statements.

PATIENT INFOSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

- -------------------------------------------------------------------------------------------------------------

                                                                      2000          1999           1998

OPERATING :
  Net loss                                                         ($6,039,206)  ($7,618,174)   ($4,829,467)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                   1,222,153       503,341        366,474
      Loss on sale of property                                           21,337          -             1,350
      Loss on investments                                                  -          250,000            -
      Amortization of premiums and discounts on                            -             -         (142,054)
           available-for-sale securities
      Compensation expense related to issuance of stock                   1,042        13,443          7,388
warrants and options
      Decrease (increase) in accounts receivable                        238,843       670,347      (907,670)
      Decrease in prepaid expenses and other current assets              35,897        17,914        185,529
      (Decrease) increase in accounts payable                         (262,988)       192,097        214,762
      Decrease in accrued salaries and wages                           (14,074)      (87,699)       (42,341)
      Increase (decrease) in accrued expenses                           148,294      (36,137)       (20,332)
      (Decrease) increase in deferred revenue                          (56,239)      (34,868)        185,519
      Decrease in accrued loss on development contracts                    -             -          (30,997)
                                                                 --------------------------------------------

            Net cash used in operating activities                   (4,704,941)   (6,129,736)    (5,011,839)
                                                                 --------------------------------------------

INVESTING:
  Property and equipment additions                                     (16,404)     (433,598)      (594,663)
  Proceeds from sale of property                                         20,024          -            3,310
  Purchases of available-for-sale securities                               -         (21,073)    (7,826,910)
  Maturities of available-for-sale securities                              -        1,050,747    19,166,565
  Purchase of HealthDesk Assets                                            -        (761,463)          -
  Decrease (increase) in other assets                                    44,011      (44,012)      (202,607)
                                                                 --------------------------------------------

          Net cash provided by (used in) investing activities            47,631     (209,399)    10,545,695
                                                                 --------------------------------------------

FINANCING:
  Proceeds from issuance of common and preferred stock, net           1,025,020        11,701         3,782
  Borrowings from directors                                           1,171,000          -             -
  Proceeds from line of credit                                        (500,000)       500,000          -
                                                                 --------------------------------------------

            Net cash provided by financing activities                 1,696,020       511,701         3,782
                                                                 --------------------------------------------

NET (DECREASE) INCREASE IN CASH AND CASH  EQUIVALENTS               (2,961,290)   (5,827,434)     5,537,638

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          489,521     6,316,955       779,317
                                                                 --------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                           ($2,471,769)      $489,521    $6,316,955
                                                                 --------------------------------------------

Supplemental disclosures of cash flow information
   Cash paid and received for income taxes, net                        $  -           $36,361       $43,701

Supplemental disclosures of non-cash information Fair value of stock purchase warrants issued in conjunction with
    guarantees by certain board members of borrowings on the
    line of credit                                                    $475,000      $382,500
                                                                      ========      ========
  Dividends declared on Class C Convertible Preferred Stock            $67,500
                                                                      ========
  Value of beneficial conversion feature on Class C Convertible
    Preferred Stock recognized as a dividend                          $550,000
                                                                      ========

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

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Patient Infosystems Canada, Inc. (see Note
     8). Significant intercompany transactions and balances have been eliminated in consolidation.

     Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

     Fair Value of Financial Instruments - The Company's financial instruments consist of cash and cash equivalents, notes and the line of credit. The fair value of instruments is determined by reference to various market data and other valuation techniques, as appropriate. Unless otherwise disclosed, the fair value of short-term instruments approximates their recorded values due to the short-term nature of the instruments.

     Revenue Recognition and Deferred Revenue - The Company's principal source of revenue to date has been from contracts with various pharmaceutical companies and managed care organizations for the development and operation of disease management programs for chronic diseases, disease management programs and other health care information system applications. Deferred revenue represents amounts billed in advance of delivery under these contracts. Revenue is recorded when billed, amounts not yet paid in are carried on the Consolidated Balance Sheet as Accounts Receivable net of an allowance for bad debt.

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

     The Company operates in only one business segment and its current contracts are concentrated in a small number of customers, consequently, the loss of any one of its customers could have a material adverse effect on the Company and its operations. During the years ended December 31, 2000, 1999 and 1998, approximately $1,030,139 (48%), $1,200,841 (34%) and $626,697
     (28%) respectively, of the Company's revenues arose from contracts with two customers. At December 31, 2000 and 1999, accounts receivable included balances of $164,920 and $68,088, respectively, from contracts with these customers.

     Property and Equipment - Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 10 years.

     The Company regularly assesses all of its long lived assets for impairment and recognizes a loss when the carrying value of an asset exceeds its fair value. The Company determined that no impairment loss need be recognized for applicable assets in 2000, 1999 or 1998.

     Intangible Assets - Intangible assets represent the intellectual property (i.e.: tradenames, trademarks, licenses and brandnames) acquired from HealthDesk Corporation (see Note 8) which was being amortized over 15 years using the straight-line method. As a result of a further evaluation of this asset, it has been decided to alter the amortization based upon a remaining life of 4 years starting April 1, 2000. Accordingly, the Company recorded additional amortization expense in 2000 which had an impact of $76,543 on losses net of tax and $0.01 net loss per share basic and diluted for the year ended December 31, 2000.

     Debt Issuance Costs - Debt issuance costs are amortized, using the straight-line method over the term of the line of credit.

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

     Net Loss Per Share - The calculations for the basic and diluted loss per share were based on loss available to common stockholders of $(6,656,706), $(7,618,174) and $(4,829,467) and a weighted average number of common shares outstanding of 8,135,635, 8,032,533 and 8,018,398 for the years ended December 31, 2000, 1999 and 1998 respectively. Options and warrants to purchase 852,272, 15,120 and 23,400 shares of common stock were outstanding but not included in the computation of diluted loss per share in 2000, 1999 and 1998, respectively, because the effect would be antidilutive due to the net loss in those years.

     Retirement  Plan - The Company has a retirement  plan that qualifies  under
     Section 401(k) of the Internal Revenue Code. This retirement plan allows eligible employees to contribute 1% to 15% of their income on a pretax basis to the plan. The Company's annual contribution to the plan is at the discretion of the Board of Directors. The Company made no contributions to this plan in 2000, 1999 and 1998.

     Accumulated Other Comprehensive Income - Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Items considered comprehensive income include foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The Company's components of comprehensive income include net loss, foreign currency translation adjustments and for 1998, unrealized gains and losses on investments.

     Statement of Financial Accounting Standards ("SFAS") No. 133 and 138 - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify areas causing difficulties in implementation. SFAS No. 133, as amended, requires the Company to recognize all derivatives on the consolidated balance sheet at fair value. Derivatives that are not hedges of underlying transaction must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has completed the process of evaluating the impact of SFAS No. 133, as amended. The Company has not identified any derivatives that meet the criteria for a derivative instrument and does not participate in any hedging activities. As a result, there was no effect on the Company's consolidated financial position, results of operations or cash flows resulting from the adoption of SFAS No. 133, as amended, during the first quarter of 2001.

     Staff Accounting Bulletin ("SAB") No. 101 - In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in the Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company's adoption of SAB No. 101 during the fourth quarter of 2000 did not impact the Company's consolidated financial position, results of operations or cash flows.

     Statement of Financial Accounting Standards ("SFAS") No. 140 - In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which supercedes SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This standard is effective for transfers occurring after March 31, 2001, with certain disclosure requirements effective for the year ending December 31, 2000. The Company does not believe the adoption of this standard will have a significant impact on the Company's condensed consolidated financial position, results of operations or cash flows.

     Reclassifications - Certain prior years amounts have been reclassified to conform with 2000 presentations.

2.   PROPERTY AND EQUIPMENT

     Property and equipment are summarized as follows at December 31:

                                        2000             1999

Computer software                     $663,353         $661,473
Computer equipment                   1,156,264        1,164,596
Telephone equipment                    362,887          358,306
Leasehold improvements                  41,504           43,979
Office furniture and equipment         354,329          395,789
                                --------------------------------
                                     2,578,337        2,624,143

Less accumulated depreciation        1,751,287        1,332,792
                                --------------------------------

Property and equipment, net           $827,050       $1,291,351
                                --------------------------------

3.   Debt

     Line of Credit - In December 1999, the Company established a credit facility for $1,500,000 guaranteed by Derace Schaffer and John Pappajohn, two directors of the Company. In consideration for their guarantees, the Company granted to Dr. Schaffer and Mr. Pappajohn warrants to purchase an aggregate of 375,000 shares of common stock for $1.5625 per share. In March 2000, the facility was increased by $1,000,000 under substantially the same terms and also guaranteed by the same Board members resulting in a total amount due of $2,500,000 as of December 31, 2000. Additional warrants to purchase an aggregate of 250,000 shares of Common Stock for $2.325 per share, were granted to Dr. Schaffer and Mr. Pappajohn for their guarantee of this additional line of credit. The warrants are included in the debt issuance costs in the consolidated balance sheets. The value ascribed to the warrants granted in 1999 and 2000 were calculated based on the application of the Black Scholes option pricing model which incorporates current stock price, expected stock price volatility, expected interest rates, and the expected holding period of the warrant.

     On March, 28 2001 this line of credit was amended and is due and payable on March 31, 2002. Accordingly, the amount outstanding at December 31, 2000 is reported as a long-term liability. Interest is due and payable at note maturity at a floating rate based upon LIBOR plus 1.75% (effective rate at December 31, 2001 was 8.18813%). There is a commitment fee of 0.25% per annum on the average daily unused amount of the Line of Credit to be paid quarterly in arrears beginning June 30, 2001. The line of credit is secured by substantially all of the Company's assets.

     Borrowings from directors - Between August 20, 2000 and December 31, 2000, the Company borrowed $823,500 from Mr. Pappajohn. Proceeds from these loans were used to support the Company's operations. The interest on these loans is 9.5% per year. The Company has borrowed an additional $660,000 from Mr. Pappajohn subsequent to January 1, 2001.

     Between September 4, 2000 and December 31, 2000, the Company borrowed $347,500 from Dr. Schaffer. Proceeds from these loans were used to support the Company's operations. The interest on these loans is 9.5% per year.

     The loans from Mr. Pappajohn and Dr. Schaffer are demand notes which total $1,171,000 as of December 31, 2000 and are secured by the assets of the Company.

4.   INCOME TAXES

     Income tax expense for the years ended December 31, 2000, 1999 and 1998 were: $13,422, $36,361 and $43,701, respectively. These amounts represent state and local income taxes only and are included in general and administrative expenses.

     Income tax expense (benefit) for the years ended December 31 differed from the U.S. federal income tax rate of 34% as a result of the following:

                                                        2000          1999           1998

Computed "expected" tax benefit                    ($2,050,624)   ($2,577,816)  ($1,627,160)

Change in the valuation allowance
    for deferred tax assets                           2,435,000      3,148,000     1,974,000

State and local income taxes at statutory rates,
    net of federal income tax benefit                 (372,069)      (450,360)     (284,275)

Other, net                                                1,115       (83,463)      (18,864)
                                                 --------------------------------------------

                                                        $13,422        $36,361       $43,701
                                                 --------------------------------------------

     The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities at December 31, are presented below.

Deferred income tax assets:                          2000            1999

Accounts receivable, principally due
  to allowance for doubtful accounts                 $19,000         $20,000
Deferred revenue                                      64,000         129,000
Compensation                                          30,000          41,000
Net operating loss carryforwards                  10,220,000       7,710,000
Tax credit carryforwards                              75,000          75,000
Other                                                12,000           4,000
     Total gross deferred income tax assets       10,420,000       7,979,000

     Less valuation allowance                   (10,294,000)     (7,859,000)

     Net deferred income tax assets                 126,000         120,000

Deferred income tax liabilities:

Property and equipment, principally due to
differences in depreciation and amortization        (91,000)        (81,000)
Other                                               (35,000)        (39,000)
     Total gross deferred income tax liability     (126,000)       (120,000)

     Net deferred income taxes                      $  -            $  -
                                               ------------------------------

     At December 31, 2000 the Company has net operating loss carryforwards for federal income tax purposes of approximately $25,900,500, which are available to offset future federal taxable income, if any, through 2019. The Company also has investment tax credit carryforwards for federal income tax purposes of approximately $75,000, which are available to reduce future federal income taxes, if any, through 2019.

5.   PREFERRED STOCK

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

     The fair market value of the Company's Common Stock at the time of issuance of Series C Stock was $1.9375 per share. The Series C Preferred Stock is convertible as a price equal to $1.25 per share of Common Stock resulting in a discount, or beneficial conversion feature, of $0.6875 per share. The incremental fair value of $550,000 for the 100,000 shares of Series C Preferred issued is deemed to be the equivalent of a preferred stock dividend. The Company recorded the deemed dividend at the date of issuance by offsetting charges and credits to additional paid in capital of $550,000, without any effect on total stockholders' equity. In addition, the Company has accrued $67,500 in dividend expense, which will become payable to the Series C stockholders on March 31, 2001.

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

                                        2000          1999          1998
Net loss attributable to common
shareholders - as reported         ($6,656,706)  ($7,618,174)  ($4,829,467)

Net loss - pro forma               ($6,929,601)  ($7,921,103)  ($4,949,320)

Net loss per share - basic
  and diluted - as reported             ($0.82)       ($0.95)       ($0.60)

Net loss per share - basic
  and diluted - pro forma               ($0.85)       ($0.99)       ($0.62)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using an assumed risk-free interest rates of 5.28% for the year ended December 31, 2000, 5.89% for year ended December 31, 1999 and 5.32% for year ended December 31, 1998 and an expected life of 7 years. The Company has used a volatility factor of 1.33 for the year ended December 31, 2000, .74 for year ended December 31, 1999 and .94 for year ended December 31, 1998. For purposes of pro forma disclosure, the estimated fair value of each option is amortized to expense over that option's vesting period.

     The Stock Option Plan authorizes 1,680,000 shares of common stock to be issued. On May 2, 2000, the Company filed a Form S-8 registering all the Stock Option Plan shares. Stock options granted under the Stock Option Plan may be of two types: (1) incentive stock options and (2) nonqualified stock options. The option price of such grants shall be determined by a Committee of the Board of Directors (the "Committee"), but shall not be less than the estimated fair market value of the common stock at the date the option is granted. The Committee shall fix the terms of the grants with no option term lasting longer than ten years. The ability to exercise such options shall be determined by the Committee when the options are granted. All of the currently outstanding options vest at the rate of 20% per year.

     A summary of stock option activity follows:

                                                             Outstanding      Weighted-Average
                                                               Options         Exercise Price
Options outstanding at December 31, 1997                          798,060          $2.21
Options granted during the year ended December 31, 1998
  (weighted average fair value of $1.38)                          399,200          $1.38
Options forfeited by holders during the year
  ended December 31, 1998                                       (320,820)          $3.15

Options exercised during the year ended December 31, 1998         (8,520)          $0.44
                                                            --------------
Options outstanding at December 31, 1998                          867,920          $0.91
Options granted during the year ended December 31, 1999
  (weighted average fair value of $2.05)                          695,100          $2.05
Options forfeited by holders during the year
  ended December 31, 1999                                       (246,300)          $1.65

Options exercised during the year ended December 31, 1999        (12,960)          $0.14
                                                            --------------
Options outstanding at December 31, 1999                        1,303,760          $1.39
Options granted during the year ended December 31, 2000
  (weighted average fair value of $1.44)                          387,000          $1.44

Options forfeited by holders during the year
  ended December 31, 2000                                       (806,380)          $1.78

Options exercised during the year ended December 31, 2000       (180,000)          $0.14
                                                            --------------
Options outstanding at December 31, 2000                          704,380          $1.28
                                                            --------------
Options exercisable at December 31, 2000                          227,272          $0.82
                                                            --------------
Options available for grant at December 31, 2000                  712,940
                                                            --------------

     The following table summarizes information concerning outstanding and exercisable options at December 31, 2000:


                             Options Outstanding            Options Exercisable
              ----------------------------------------  --------------------------
                                    Weighted
                                   Average    Weighted           Weighted
                                  Remaining   Average                     Average
   Range of       Number         Contractual  Exercise      Number        Exercise
Exercise Price  Outstanding         Life       Price      Exercisable      Price

  $.14 - $.99          294,000     7.18        $0.46        144,000         $0.42

 $1.00 - $1.99         165,580     7.34        $1.47         73,872         $1.38

 $2.00 - $2.75         244,800     9.07        $2.14          9,400         $2.54

                       704,380                              227,272

     The Company also has outstanding stock purchase warrants entitling the holders to purchase a total of 625,000 shares of common stock at a price of $1.868 per share (weighted average exercise price). At December 31, 2000, all of these warrants are currently vested.

7.   COMMITMENTS

     The Company leases office space for its operating facilities under operating lease agreements that expire at varying dates through August 2002. Rent expense under these operating leases for the years ended December 31, 2000, 1999 and 1998 was $189,648, $302,194 and $210,375
     respectively.

     At December 31, 2000, future minimum lease payments under these leases are summarized as follows:


2001           $181,866
2002             43,808
               --------
               $225,674

     On January 24, 2001, the Company entered into a Lease Termination Agreement on the leased office space in Paoli, PA, which becomes effective February 28, 2001. This reduces the future obligation for 2001 to $142,704 and 2002 to $4,800 for a total 3-year commitment of $147,504.

8.   ACQUISITIONS

     On February 28, 1999, the Company, through its newly formed, wholly-owned subsidiary, Patient Infosystems Acquisition Corp., acquired substantially all the assets of HealthDesk Corporation, a consumer healthcare software company primarily engaged in the business of designing and developing Internet-based products in the healthcare, wellness and disease management industries. The acquired assets include inventory, intellectual property, hardware and software. The consideration paid for the transaction was $761,463 in cash. The results of operations of HealthDesk Corporation for the full year of 1999 are not material to the Company's consolidated financial statements.

     The following unaudited pro forma results of operations for the year ended December 31, 1998 have been prepared as if an acquisition of HealthDesk Corporation had occurred as of the beginning of 1998:

                                                 Pro Forma
                                                 Combined
                                             ----------------
Revenues                                         $2,400,530
Net loss                                         (6,948,179)
                                             ----------------
Net loss per share - basic and diluted               ($0.87)
                                             ================

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

9.   GOING CONCERN

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss for 2000 of $6,039,206 and had a stockholders' deficit of $2,188,981 at December 31, 2000. These factors, among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

10.  Subsequent Event

11.  QUARTERLY RESULTS (UNAUDITED)

     The following is a summary of the unaudited interim results of operations by quarter:


                                                  First       Second        Third       Fourth
- ------------------------------------------------------------------------------------------------
Year ended December 31, 2000:
Revenues                                         $600,580     $598,740     $433,550     $506,392
Gross margin                                    (677,595)    (607,117)    (549,088)    (358,986)
Net loss                                      (1,634,906)  (1,628,371)  (1,510,767)  (1,265,162)
Net loss attributable to common shareholders  (2,184,906)  (1,650,871)  (1,533,267)  (1,287,662)
Net loss per common share                          (0.27)       (0.20)       (0.19)       (0.16)

Year ended December 31, 1999:
Revenues                                         $833,812   $1,002,943     $875,964     $832,488
Gross margin                                    (616,114)    (351,730)    (571,905)    (529,172)
Net loss                                      (1,713,727)  (2,042,886)  (1,882,535)  (1,979,026)
Net loss per common share                          (0.21)       (0.25)       (0.23)       (0.26)

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

     Incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2000.

Item 11. Executive Compensation.

Director Compensation

     Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2000.

Executive Compensation

     Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2000.

Item 13. Certain Relationships and Related Transactions

     Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2000. PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  (1) Financial Statements:

     The financial statements of the Company are included in Part II, Item 8.

     (2) Financial Statement Schedules:

     Schedule II Valuation and Qualifying Accounts

     All other financial statements schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements.

(b)  Reports on Form 8 - K:

     No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2000.

(c)  Exhibits:

Exhibit#  Description of Exhibits

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

(4)  Instruments defining the rights of holders, incl. Indentures:

     Patient Infosystems, Inc. Amended and Restated Stock Option Plan

     Incorporated herein by reference from Exhibit 4.1 on Form S-8 Registration Statement of the Company, filed with the Commission on May 2, 2000.

4.4 Certificate of Designations, Powers, Preferences and Relative, Participating, Optional or Other Special Rights, and the Qualifications, Limitations Thereof of the Series C Preferred Stock of Patient InfoSystems, Inc. - dated April 28, 2000.

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

10.30 Seventh Addendum to Lease Agreement dated as of June 16, 1999 between the Company and Conifer Prince Street Associates. Incorporated herein by reference from Exhibit 10.30 on Form 10-K 1999 Annual Report of the Company, filed with the Commission on March 31, 2000.

10.31 Lease Agreement dated as of July 2, 1999 between the Company and Cadena Properties Limited. Incorporated herein by reference from
          Exhibit 10.31 on Form 10-K 1999 Annual Report of the Company, filed with the Commission on March 31, 2000.

10.32 Lease Agreement dated as of August 1, 1999 between the Company and Michele M. Hoey and John E. Hoey. Incorporated herein by reference from Exhibit 10.32 on Form 10-K 1999 Annual Report of the Company, filed with the Commission on March 31, 2000.

10.33 Revolving Note dated as of December 23, 1999 between the Company and Norwest Bank Iowa, National Association. Incorporated herein by reference from Exhibit 10.33 on Form 10-K 1999 Annual Report of the Company, filed with the Commission on March 31, 2000.

10.34 Credit Agreement dated as of December 23, 1999 between the Company and Norwest Bank Iowa, National Association. Incorporated herein by reference from Exhibit 10.34 on Form 10-K 1999 Annual Report of the Company, filed with the Commission on March 31, 2000.

10.35 Security Agreement dated as of December 23, 1999 between the Company and Norwest Bank Iowa, National Association. Incorporated herein by reference from Exhibit 10.35 on Form 10-K 1999 Annual Report of the Company, filed with the Commission on March 31, 2000.

10.36 Arbitration Agreement dated as of December 23, 1999 between the Company and Norwest Bank Iowa, National Association. Incorporated herein by reference from Exhibit 10.36 on Form 10-K 1999 Annual Report of the Company, filed with the Commission on March 31, 2000.

10.37 Financing Statement executed by the Company and Norwest Bank Iowa, National Association. Incorporated herein by reference from Exhibit
          10.37 on Form 10-K 1999 Annual Report of the Company, filed with the Commission on March 31, 2000.

10.38 First Amendment to Credit Agreement dated as of March 21, 2000 between the Company and Norwest Bank Iowa, National Association. Incorporated herein by reference from Exhibit 10.38 on Form 10-K 1999 Annual Report of the Company, filed with the Commission on March 31, 2000.

10.39 Note Modification Agreement dated as of March 21, 2000 between the Company and Norwest Bank Iowa, National Association. Incorporated herein by reference from Exhibit 10.39 on Form 10-K 1999 Annual Report of the Company, filed with the Commission on March 31, 2000.

10.41 Form of Subscription Agreement - Dated on or about March 31, 2000 between the Company and John Pappajohn, Derace Schaffer, Gerald Kirke and Michael Richards for Series C 9% Cumulative Convertible Preferred Stock.

10.42 Form of Registration Rights Agreement - Dated on or about March 31, 2000 between the Company and John Pappajohn, Derace Schaffer, Gerald Kirke and Michael Richards for Series C 9% Cumulative Convertible Preferred Stock.

10.43 Eighth Addendum to Lease Agreement dated as of December 8, 2000 between the Company and Conifer Prince Street Associates.

10.44 Termination of Lease Agreement - Dated of January 24, 2001 between the Company and Michele M. Hoey and John E. Hoey.

10.45 Amended and Restated Credit Agreement - dated as of March 28, 2001 between the Company and Wells Fargo Bank Iowa, National Association.

10.46 Revolving Note - dated as of March 28, 2001 between the Company and Wells Fargo Bank Iowa, National Association.

10.47     Form of Promissory Notes payable to Dr. Schaffer and Mr. Pappajohn.

10.48     Form of Security Agreements with Dr. Schaffer and Mr. Pappajohn.

(21) Subsidiaries

                                   EXHIBIT 21
                                  Subsidiaries

Name                                 Jurisdiction   Trade Name of Organization
- ---------------------------------  ---------------  -------------------------------

PATI Acquisition Corp.                 Delaware     PATI Acquisition Corp.

Patient Infosystems Canada, Inc.   Ontario, Canada  Patient Infosystems Canada, Inc.


All other exhibits are omitted because they are not applicable or the required information is shown elsewhere in this Annual Report on Form 10-K.


Schedule II

                            Patient InfoSystems, Inc.
                        Valuation and Qualifying Accounts
              For the Years Ended December 31, 2000, 1999 and 1998


                                    Balance at                             Balance at
                                     Beginning                               End of
                                      of Year       Additions  Deductions    Year
Allowance for Doubtful Accounts:
                                  2000     $50,000     $92,852   $94,730      $48,122
                                  1999     $50,000     $  -      $  -         $50,000
                                  1998     $  -        $50,000   $  -         $50,000

Deferred Tax Assets Valuation
  Allowance:
                                  2000  $7,859,000  $2,435,000   $  -     $10,294,000
                                  1999  $4,711,000  $3,196,000   $48,000   $7,859,000
                                  1998  $2,414,000  $2,297,000   $  -      $4,711,000

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PATIENT INFOSYSTEMS, INC.


By:     /s/ Roger L. Chaufournier                     April 2, 2001
   -----------------------------------                -------------
    Roger L. Chaufournier                             Date
    Director, President, and Chief Executive Officer



Pursuant to the requirements the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:     /s/ Roger L. Chaufournier                     April 2, 2001
   -----------------------------------                -------------
    Roger L. Chaufournier                             Date
    Director, President and Chief Executive Officer
    (Principal Executive Officer)

By:     /s/ Kent A. Tapper                            April 2, 2001
   -----------------------------------                -------------
    Kent A. Tapper                                    Date
    Vice President Financial Planning
    (Principal Financial and Accounting Officer)

By:     /s/ Derace L. Schaffer, M.D.                  April 2, 2001
   -----------------------------------                -------------
    Derace L. Schaffer, M.D.                          Date
    Chairman of the Board


By:     /s/ John Pappajohn                            April 2, 2001
   -----------------------------------                -------------
    John Pappajohn                                    Date
    Director


By:     /s/ Barbara J. McNeil, M.D., Ph.D.            April 2, 2001
   -----------------------------------                -------------
    Barbara J. McNeil, M.D., Ph.D.                    Date
    Director


By:     /s/ Carl F. Kohrt, Ph.D.                      April 2, 2001
   -----------------------------------                -------------
    Carl F. Kohrt, Ph.D.                              Date
    Director