Form 10-K405/A
period 2000-12-31
PATIENT INFOSYSTEMS INC
filed 2001-04-30
CIK 1017813

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1
                 Annual Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Year Ended December 31, 2000
Commission File Number:  0-22319

                            Patient Infosystems, Inc.
             (Exact Name of Registrant as Specified in its Charter)

         Delaware                                  16-1476509
(State or Other Jurisdiction of                    (IRS Employer
incorporation or organization)                     Identification No.)
46 Prince Street
Rochester, New York  14607                             14607
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

                COMMON STOCK, PAR VALUE, $.01 PER SHARE- $444,881

The number of shares outstanding of the issuer's common stock as of April 28, 2000:

               COMMON STOCK, PAR VALUE, $.01 PER SHARE - 8,220,202

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None.

                                EXPLANATORY NOTE

     The Registrant is amending its Annual Report on Form 10-K for the year ended December 31, 2000 to include the information required in Part III, Items 10 through 13, which was omitted in the original filing pursuant to General Instruction G(3) of this Form 10-K.

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages, principal occupations and other information concerning the directors and executive officers of the Company, based upon information received from them, are set forth below.

     Derace L.  Schaffer,  M.D.,  53 (Chairman  of the Board of Directors  since
1995). Dr. Schaffer has been Chairman of the Board and a Director of the Company since its inception in February 1995. Dr. Schaffer is President of the Ide
Imaging Group, P.C., as well as the Lan Group, a venture capital firm specializing in health care and high technology investments. He serves as a director of the following public companies: Allion Healthcare, Inc. and Radiologix, Inc. He is also a director of several private companies, including Analytika, Inc., Card Systems, Inc. and Logisticare, Inc. Dr. Schaffer is a board certified radiologist. He received his postgraduate radiology training at Harvard Medical School and Massachusetts General Hospital, where he served as Chief Resident. Dr. Schaffer is a member of Alpha Omega Alpha, the national medical honor society, and is Clinical Professor of Radiology at the University of Rochester School of Medicine. Dr. Schaffer provides services to the Company on a part-time basis.

     Roger Louis Chaufournier, 43 (President and Chief Executive Officer since April 1, 2000) Prior to joining Patient Infosystems, Mr. Chaufournier was President of the STAR Advisory Group, a health care consulting firm he founded in 1998. From August 1996 to July 1999, Mr. Chaufournier was the Chief Operating Officer of the Managed Care Assistance Corporation, a company that developed and operated Medicaid health plans. Managed Care Assistance Corporation filed for protection under the federal bankruptcy laws in June 2000. From 1993 to 1996, Mr. Chaufournier was Assistant Dean for Strategic Planning for the Johns Hopkins University School of Medicine. In addition, Mr. Chaufournier spent twelve years in progressive leadership positions with the George Washington University Medical Center from 1981 to 1993. Mr. Chaufournier was also Chairman of the Board and acting President of Metastatin Pharmaceuticals, a privately held company developing therapeutics in the area of prostate cancer. Mr. Chaufournier was a three time Examiner with the Malcolm Baldrige National Quality Award and has served as the national facilitator for the federal Bureau of Primary Health Care chronic disease collaboratives.

     Carl F. Kohrt, Ph.D., 57 (Director since 1996). Dr. Kohrt is currently a Principal in a private technology consulting company, Wateroaks Consulting LLP. Dr. Kohrt retired form Eastman Kodak in July 2000, where he has served in various capacities since 1971, most recently: Executive Vice President. Assistant Chief Operating Officer and Chief Technology Officer.

     John Pappajohn, 72 (Director since 1995). Mr. Pappajohn has been a Director of the Company since its inception in February 1995, and served as its Secretary and Treasurer from inception through May 1995. Since 1969 Mr. Pappajohn has been the sole owner of Pappajohn Capital Resources, a venture capital firm and President of Equity Dynamics, Inc., a financial consulting firm, both located in Des Moines, Iowa. He serves as a Director for the following public companies:
Allion Healthcare, Inc., MC Informatics, Inc., Pace Health Management Systems, Inc. and Radiologix, Inc.

     Christine St. Andre, 50 (Executive Vice President and Chief Operating Officer since June 5, 2000) Ms. St. Andre has more than 20 years experience managing complex healthcare organizations. From 1994 to 2000, Ms. St. Andre was Chief Executive Officer for the University of Utah Hospitals and Clinics. Prior to that, Ms. St. Andre served as Chief Executive Officer of George Washington University Medical Center. Ms. St. Andre's career in health care began in the area of information technology at the Thomas Jefferson University.

     Kent Tapper,  44 (Vice President,  Financial  Planning of the Company since
April 1999). Mr Tapper has served as Chief Information Officer and Vice President, Systems Engineering and has been with the Company since July 1995. Mr. Tapper became acing Chief Financial Officer of the Comapny in April 2000.
Prior to joining the Company and since 1992, Mr. Tapper served as Product Manager, Audio Response and Call Center Platforms for Northern Telecom, Inc. From 1983 to 1992, Mr. Tapper held Product Manager, Systems Engineering Manager and various engineering management positions with Northern Telecom.

     Barbara J. McNeil, M.D., Ph.D., resigned from the Board of Directors as of April 15, 2001.

                      MEETINGS OF THE BOARD AND COMMITTEES

     During the 2000 fiscal year there were 5 meetings of the Board of Directors. Each Director attended at least three of the aggregate total number of the meetings of the Board of Directors held during the year.

     The Board of Directors of the Company has appointed two committees: the Audit Committee and the Compensation Committee. The Board of Directors adopted a new Audit Committee charter during 2000 which obligates the Audit Committee to review the Company's public filings, auditing practices and procedures, makes recommendations to management or to the Board of Directors as to any changes to such practices and procedures deemed necessary from time to time to comply with applicable auditing rules, regulations and practices, and recommends independent auditors for the Company to be elected by the stockholders. The Audit Committee held 3 meetings during fiscal year 2000. The Audit Committee consists of John Pappajohn, Barbara J. McNeil and Carl F. Kohrt. The Compensation Committee, which did not meet during 2000, meets periodically to make recommendations to the Board of Directors concerning the compensation and benefits payable to the Company's executive officers and other senior executives. The Compensation Committee also administers the Company's Employee Stock Option Plan. The Compensation Committee consists of Derace L. Schaffer, Barbara J. McNeil and Carl F. Kohrt.

                            COMPENSATION OF DIRECTORS

     During 2000, the Company paid Derace L. Schaffer $10,417 in connection with the part-time performance of his duties as Chairman of the Board of Directors, no such payments have been made after February 1, 2000. All Directors were also reimbursed for expenses incurred in connection with attending meetings, including travel expenses to such meetings. No other cash fees were paid to the directors of the Company.

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

     For personal guarantees of a line of credit, the Company granted to each of Messrs. Pappajohn and Schaffer warrants to purchase 312,500 shares of the Company's Common Stock. Details of the terms of these warrants can be found in
Item 13.

     On March 31, 2000, Messrs. Schaffer and Pappajohn purchased 25,000 and 50,000 shares of the Company's Series C Preferred Stock, ("Preferred Stock") respectively, at a purchase price of $10 per share. Messrs. Schaffer and Pappajohn invested alongside other investors who purchase an additional 25,000 shares of Preferred Stock in connection with a private placement conducted by the Company. The Preferred Stock may be converted at any time into common stock of the Company at the rate of 8 shares of common stock for every share of Preferred Stock. Dividends may be payable on the Preferred Stock at the rate of 9% per annum. The fair market value of the Company's Common Stock at the time of issuance of Series C Stock was $1.9375 per share. The Series C Preferred Stock is convertible at a price equal to $1.25 per share of Common Stock resulting in a discount, or beneficial conversion feature, of $0.6875 per share. The incremental fair value of $412,500 for the 75,000 shares of Series C Preferred issued to Messrs. Schaffer and Pappajohn is deemed to be the equivalent of a preferred stock dividend. The Company recorded the deemed dividend at the date of issuance by offsetting charges and credits to additional paid in capital, without any effect on total stockholders' equity. The amount increased the loss applicable to common stockholders in the calculation of basic net loss per share.

     On January 26, 2001, Carl Kohrt and Barbara McNeil were each granted a warrant to purchase 20,000 shares of the Company's Common Stock at a price of $0.1875 per share.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based on a review of the copies of reports furnished to the Company, the Company believes that during the year ended December 31, 2000 all filing requirements applicable to its officers, directors and ten percent beneficial owners were met.

ITEM 11  EXECUTIVE COMPENSATION

     The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company and its subsidiary for each of the fiscal years ended December 31, 2000, 1999 and 1998 for those persons who were at December 31, 2000, (i) the Chief Executive Officer and (ii) the other three most highly compensated executive officers of the Company who received compensation in excess of $100,000 during the year ended December 31, 2000 (the "named executive officers"):

                           Summary Compensation Table
                                                                                                Long-Term
                                                                                               Compensation
                                                                                                  Awards
                                                       Annual Compensation                     Securities
Name and Principal Position                  Year           Salary             Bonus        Underlying Options
                                             ----           ------             -----        ------------------
Roger L. Chaufournier(1)                     2000          $151,546               $0            200,000

Donald A. Carlberg, President and Chief      2000          $105,188               $0
Executive Officer(2)                         1999          $200,734          $25,000             50,000
                                             1998          $194,231          $25,000             20,000


Christine St. Andre, Chief Operating         2000           $97,885               $0            150,000
Officer(3)

Kent A. Tapper, Vice President, Financial    2000          $119,335               $0                  0
Planning                                     1999          $114,702               $0                  0
                                             1998          $118,039               $0                  0

(1) Mr. Chaufournier was appointed President and Chief Executive Officer as of March 20, 2000.

(2) Mr. Carlberg resigned his position as President and Chief Executive Officer as of March 31, 2000.

(3)  Ms. St. Andre was appointed Chief Operating Officer as of June 5, 2000.

     The following table sets forth certain information regarding options granted to the Chief Executive Officer and the named executive officers of the Company during 2000.

                            Option Grants During 2000

                                                Individual Grants
                                                                                           Potential Realizable
                              Number of                                                  Value at Assumed Annual
                             Securities    % of Total Options                              Rates of Stock Price
                             Underlying        Granted to        Exercise                Appreciation for Option
                               Options        Employees in        Price     Expiration           Term (3)
           Name            Granted (#)(1)    Fiscal Year (2)     $/Share       Date         5% ($)      10% ($)
----------------------     --------------    ---------------     -------    ----------      ------      -------
Roger L. Chaufournier          200,000            51.81%           $2.06      3/30/10      $259,105     $656,622

Christine St. Andre            150,000            38.86%           $0.50      8/29/10      $ 47,167     $119,531

Kent A. Tapper                    -                 -                -          -              -            -

(1) Options typically become exercisable at the rate of 20% per year from the date of grant and have ten year terms as long as the optionee's employment with the Company continues. The exercise price of each option is equal to the fair market value of the underlying Common Stock on the date of the grant, as determined by the Board of Directors.

(2)  Total number of options granted during fiscal year 2000 was 386,000.

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

     The following table sets forth certain information regarding unexercised options held by the Chief Executive Officer and the named executive officers of the Company at December 31, 2000. The table does not give effect to grants of options that occurred after December 31, 2000. For additional information with respect to these grants, see "Stock Option Plan".

                                         Aggregated Option Exercises during 2000
                                         and Option Values on December 31, 2000
                                                                   Number of securities          Value of unexercised
                                                                  underlying unexercised        in-the-money options at
                                                                        options at             December 31, 2000 ($)(1)
                                                                  December 31, 2000 (#)
                             Shares aquired       Value
           Name              on exercise (#)   realized ($)    Exercisable    Unexercisable   Exercisable   Unexercisable
---------------------        ---------------   ------------    -----------    -------------   -----------   -------------
Donald Carlberg                  180,000          25,020            -               -              -              -
Roger Chaufournier                  -               -               -            200,000           -              -
Christine St. Andre                 -               -               -            150,000           -              -
Kent Tapper                         -               -             36,000            -            1,746            -

(1) Calculated based upon $0.1875 market value of the underlying securities as of December 31, 2000.

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

     As of April 30, 2001, options to acquire 1,225,340 shares of Common Stock had been granted to employees and directors of the Company. The following table sets forth information regarding the number of options outstanding and the exercise price of these options.

                         Number of Options
                          Outstanding at
                          April 30, 2001  Exercise Price
                          --------------  --------------
                              72,000          $0.14
                             525,000          $0.19
                             150,000          $0.50
                              72,000          $0.69
                             133,340          $1.38
                              30,000          $1.88
                             200,000          $2.06
                               5,000          $2.19
                              24,000          $2.44
                              14,000          $2.75

     Of these options, 345,000, exercisable for $0.1875 per share, were granted as of January 26, 2001 to certain officers and key members of management and vested immediately in lieu of a cash bonus. The remainder of the options granted on January 26, 2001 and all other options granted under the Plan vest to extent of 20% of the option grant on the first anniversary of the grant, and 20% on each subsequent anniversary.

     Included in the options  are grants made to the  following  officers of the
Company: (i) on March 30, 2000 Roger L. Chaufournier, the Chief Executive Officer of the Company, was granted 200,000 stock options exercisable at $2.06, which vest at the rate of 20% per year from the date of grant and have a ten year term; (ii) on January 26, 2001 Roger L. Chaufournier, the Chief Executive Officer of the Company, was granted 200,000 stock options exercisable at $.1875, 135,000 vested immediately and the remaining 65,000 vest at the rate of 20% per year from the date of grant and have a ten year term; (iii) on August 29, 2000 Christine St. Andre, the Chief Operating Officer of the Company, was granted 150,000 stock options exercisable at $0.50, which vest at the rate of 20% per year from the date of grant and have a ten year term; (iv) on January 26, 2001 Christine St. Andre, the Chief Operating Officer of the Company, was granted 150,000 stock options exercisable at $0.1875, 100,000 vested immediately and the remaining 50,000 vest at the rate of 20% per year from the date of grant and have a ten year term; (v) on January 26, 2001 Kent A. Tapper, the acting Chief Financial Officer of the Company, was granted 100,000 stock options exercisable at $0.1875, 65,000 vested immediately and the remaining 35,000 vest at the rate of 20% per year from the date of grant and have a ten year term. In addition, on March 23, 2000 the Company granted to each of Messrs. Pappajohn and Schaffer, Directors of the Company, warrants to purchase 125,000 shares of the Company's Common Stock at an exercise price of $2.325 per share (see Item 13) and have a five year term. On January 26, 2001 Barbara McNeil and Carl Kohrt, directors of the Company, were each granted warrants to purchase 20,000 shares of the Company's Common Stock at an exercise price of $0.1875 per share and have a one year term.

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

     On March 30, 2000, the Company entered into a Severance and Release Agreement with Donald Carlberg, Chief Executive Officer of the Company. The Company paid to Mr. Carlberg severance pay in the gross amount of $58,763.

                      REPORT OF THE COMPENSATION COMMITTEE
                            OF THE BOARD OF DIRECTORS

     In 2000, the compensation for the Company's executive officers was determined by the Board in light of the responsibilities involved in further developing the Company's business operations, developing its initial and ongoing customer relationships and advancing patient information programs. The compensation for Mr. Chaufournier was determined in 2000 by arms-length negotiations between members of the Board of Directors of the Company and Mr. Chaufournier. The compensation for Ms. St. Andre was established by the full Board of Directors. The Compensation Committee believes that the amounts agreed upon reflects fair compensation for an executive with the experience and capabilities that are possessed by each of Mr. Chaufournier and Ms. St. Andre.

     The Compensation Committee evaluates the performance of each executive officer of the Company in the context of the goals and challenges that the Company faces over the next year. The determinations as to salary and bonus are made in a context of the challenges faced by the Company, the individual performance of the individual and the salaries of executives at comparative companies in the Company's industry.

                                                             Dr. Derace Schaffer
                                                               Dr. Carl F. Kohrt

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee consisted of Derace L. Schaffer, Barbara J. McNeil and Carl F. Kohrt for the year ended December 31, 2000. None of these individuals was at any time during fiscal year 2000 or any other time an officer or employee of the Company. No executive officer of the Company serves as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the shares of the Company's Common Stock as of April 30, 2000, (i) by each person the Company knows to be the beneficial owner of 5% or more of the outstanding shares of Common Stock, (ii) the Chief Executive Officer and each named executive officer listed in the Summary Compensation Table above, (iii) each director of the Company and (iv) all executive officers and directors of the Company as a group.

                                                         Shares       Percentage
                                                      Beneficially    Beneficially
            Beneficial Owner (1)                          Owned          Owned
            --------------------                          -----          -----
John Pappajohn (2)............................          2,320,980        25.88%
Derace L. Schaffer (3)........................          2,253,000        25.69%
Edgewater Private Equity Fund II, L.P.,
  666 Grand Avenue, Suite 200
  Des Moines, IA 50309                                    970,000        11.80%
Roger Louis Chaufournier (4)..................            175,000        2.08%
Kent A. Tapper (5)............................            101,100        1.21%
Christine St. Andre (6).......................            100,000        1.20%
Barbara J. McNeil (7).........................             56,000          *
Carl F. Kohrt (7).............................             56,000          *

All directors and executive officers as a               5,062,080       50.59%
group (7 persons)(8).........................

     * Less than one percent.

(1) Unless otherwise noted, the address of each of the listed persons is c/o the Company at 46 Prince Street, Rochester, New York 14607.

(2) Includes 360,000 shares held by Halkis, Ltd., a sole proprietorship owned by Mr. Pappajohn, 360,000 shares held by Thebes, Inc. a sole proprietorship owned by Mr. Pappajohn's spouse and 360,000 shares held directly by Mr. Pappajohn's spouse. Mr. Pappajohn disclaims beneficial ownership of the shares owned by Thebes, Inc. and by his spouse. Includes (i) options to purchase 36,000 shares that are either currently exercisable or that become exercisable within 60 days of April 30, 2001; (ii) 312,500 shares that are issuable upon the exercise of warrants that are either currently exercisable or that become exercisable within 60 days of April 30, 2001; and (iii) 400,000 shares of Common Stock issuable upon the conversion of Series C Convertible Preferred Stock.

(3) Includes 288,000 shares held by Dr. Schaffer's minor children. Also includes (i) 36,000 shares that are issuable upon the exercise of options that are either currently exercisable or that become exercisable within 60 days of April 30, 2001; (ii) 312,500 shares that are issuable upon the exercise of warrants that are either currently exercisable or that become exercisable within 60 days of April 30, 2001 and (iii) 200,000 shares of Common Stock issuable upon the conversion of Series C Convertible Preferred Stock.

(4) Includes options to purchase 175,000 shares that are either currently exercisable or that become exercisable within 60 days of April 30, 2001. Does not include 225,000 shares subject to outstanding options that are not exercisable within 60 days of April 30, 2001.

(5) Includes options to purchase 101,000 shares that are either currently exercisable or that become exercisable within 60 days of April 30, 2001. Does not include 35,000 shares subject to outstanding options that are not exercisable within 60 days of April 30, 2001.

(6) Includes options to purchase 100,000 shares that are either currently exercisable or that become exercisable within 60 days of April 30, 2001. Does not include 50,000 shares subject to outstanding options that are not exercisable within 60 days of April 30, 2001.

(7) Includes options and warrants to purchase 56,000 shares that are either currently exercisable or that become exercisable within 60 days of April 30, 2001.

(8) Includes 600,000 shares of Common Stock issuable upon the conversion of Series C Convertible Preferred Stock as well as options and warrants to purchase 1,185,000 shares that are either currently exercisable or that become exercisable within 60 days of April 30, 2001. Does not include 310,000 shares subject to outstanding options and warrants that are not exercisable within 60 days of April 30, 2001.

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

     On March 31, 2000, Messrs. Schaffer and Pappajohn purchased 25,000 and 50,000 shares of the Company's Series C Preferred Stock, ("Preferred Stock") respectively, at a purchase price of $10 per share. Messrs. Schaffer and Pappajohn invested alongside other investors who purchase an additional 25,000 shares of Preferred Stock in connection with a private placement conducted by the Company. The Preferred Stock may be converted at any time into common stock of the Company at the rate of 8 shares of common stock for every share of Preferred Stock. Dividends may be payable on the Preferred Stock at the rate of 9% per annum. The fair market value of the Company's Common Stock at the time of issuance of Series C Stock was $1.9375 per share. The Series C Preferred Stock is convertible at a price equal to $1.25 per share of Common Stock resulting in a discount, or beneficial conversion feature, of $0.6875 per share. The incremental fair value of $412,500 for the 75,000 shares of Series C Preferred issued to Messrs. Schaffer and Pappajohn is deemed to be the equivalent of a preferred stock dividend. The Company recorded the deemed dividend at the date of issuance by offsetting charges and credits to additional paid in capital, without any effect on total stockholders' equity. The amount increased the loss applicable to common stockholders in the calculation of basic net loss per share.

     Between August 20, 2000 and December 31, 2000 the Company borrowed an aggregate of $1,171,000 from Messers. Pappajohn and Schaffer in the form of demand notes intended to be secured by the assets of the Company. The Company anticipates that it will need to borrow additional funds before it can secure capital through the issuance of additional securities. From January 1, 2001 through March 31, 2001, an additional $660,000 has been borrowed from Mr. Pappajohn under substantially the same terms. The Company's current directors have no obligation to continue to provide funds. There can be no assurances given that the Company can borrow the additional amounts needed or that the Company can sell additional securities. If Mr. Pappajohn fails to make additional funds available to the Company it will likely be required to cease operations.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

                                            PATIENT INFOSYSTEMS, INC.
                                            (Registrant)


Dated:  April 30, 2001                   By:/s/Roger L. Chaufournier
                                            ----------------------------------
                                            Roger Louis Chaufournier
                                            President, Chief Executive Officer