Form 10-Q
period 2001-03-31
PATIENT INFOSYSTEMS INC
filed 2001-05-15
CIK 1017813

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10Q



[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:             March 31, 2001
                                 -----------------------------------------------



                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               -------------------------------------------------

Commission file number:             0-22319
                         -------------------------------------------------------

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [ ]

         As of May 15, 2001, 8,220,202 common shares were outstanding.


--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

ASSETS                                                                      March 31, 2001   December 31, 2000
                                                                            --------------   -----------------
CURRENT ASSETS:
  Cash and cash equivalents                                                    $70,989             $28,231
  Accounts receivable                                                          344,446             411,436
  Prepaid expenses and other current assets                                    109,836             166,167
                                                                         ----------------------------------
        Total current assets                                                   525,271             605,834

PROPERTY AND EQUIPMENT, net                                                    744,733             827,050

Debt issuance costs (net of accumulated amortization of $857,500 and              -                192,750
$664,750)
Intangible assets (net of accumulated amortization of $192,007 and             430,717             466,610
$156,113)
Other assets                                                                   200,000             200,000
                                                                         ----------------------------------

TOTAL ASSETS                                                               $ 1,900,721         $ 2,292,244
                                                                         ==================================

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                            $287,431            $233,545
  Accrued salaries and wages                                                   252,201             176,158
  Borrowings from directors                                                  1,831,000           1,171,000
  Line of credit                                                             2,500,000                -
  Accrued expenses                                                             299,145             238,561
  Deferred revenue                                                             158,318             161,961
                                                                         ----------------------------------
        Total current liabilities                                            5,328,094           1,981,225
                                                                         ----------------------------------

LINE OF CREDIT                                                                    -              2,500,000

STOCKHOLDERS' (DEFICIT) EQUITY:
  Common stock - $.01 par value:  shares authorized:
      20,000,000; issued and outstanding: March 31,
     2001 - 8,220,202; December 31, 2000 - 8,220,202                            82,202              82,202
  Preferred stock - $.01 par value:  shares authorized: 5,000,000
    Series C, 9% cumulative, convertible
      issued and outstanding - 100,000                                           1,000               1,000
  Additional paid-in capital                                                24,016,798          24,016,798
  Accumulated other comprehensive income                                         1,805               1,805
  Accumulated deficit                                                     (27,529,178)        (26,290,786)
                                                                         ----------------------------------
        Total stockholders' (deficit) equity                               (3,427,373)         (2,188,981)
                                                                         ----------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY                       $ 1,900,721         $ 2,292,244
                                                                         ==================================

See notes to unaudited condensed consolidated financial statements.

PATIENT INFOSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                     Three Months Ended
                                                          March 31,
                                                  2001                 2000
                                                  ----                 ----

REVENUES
  Operations Fees                             $ 344,242            $ 584,181
  Development Fees                               29,285                4,000
  Licensing Fees                                 26,500               12,399
                                         ------------------------------------

       Total revenues                           400,027              600,580
                                         ------------------------------------

COSTS AND EXPENSES
  Cost of sales                                 707,292            1,166,062
  Sales and marketing                           224,919              414,111
  General and administrative                    546,182              561,434
  Research and development                       53,326               85,552
                                         ------------------------------------

        Total costs and expenses              1,531,719            2,227,159
                                         ------------------------------------

OPERATING LOSS                              (1,131,692)          (1,626,579)

OTHER EXPENSE                                  (84,201)              (8,327)
                                         ------------------------------------

NET LOSS                                    (1,215,893)          (1,634,906)
                                         ------------------------------------

CONVERTIBLE PREFERRED STOCK DIVIDENDS          (22,500)            (550,000)
                                         ------------------------------------

NET LOSS ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                     $ (1,238,393)         $(2,184,906)
                                         ====================================

NET LOSS PER SHARE - BASIC
   AND DILUTED                                 $ (0.15)             $ (0.27)
                                         ====================================

WEIGHTED AVERAGE COMMON  SHARES               8,220,202            8,040,202
                                         ====================================

See notes to unaudited condensed consolidated financial statements.

PATIENT INFOSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                   Three Months      Three Months
                                                                                      Ended             Ended
                                                                                  March 31, 2001    March 31, 2000

OPERATING ACTIVITIES:
  Net loss                                                                      $ (1,215,893)       $ (1,634,906)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                                   317,296             223,911
      Gain on sale of property                                                          (305)                -
      Compensation expense related to issuance of stock warrants                         -                  1,042
      Decrease (increase) in accounts receivable, net                                  66,990            (38,286)
      Decrease in prepaid expenses and other current assets                            56,331              45,336
      Decrease in other assets                                                           -                 18,861
      Increase (decrease) in accounts payable                                          53,886           (269,747)
      Increase in accrued salaries and wages                                           76,043             147,624
      Increase in accrued expenses                                                     38,084              10,799
      (Decrease) increase in deferred revenue                                         (3,643)              98,024
                                                                                      -------              ------

            Net cash used in operating activities                                   (611,210)         (1,397,342)
                                                                                    ---------         -----------

INVESTING ACTIVITIES:
  Property and equipment additions                                                    (6,831)            (20,003)
  Proceeds form the sale of property                                                      800               -
                                                                                         -                  -

          Net cash used in investing activities                                       (6,031)            (20,003)
                                                                                      -------            --------

FINANCING ACTIVITIES:
  Proceeds from issuance of common and preferred stock, net                              -              1,000,000
  Borrowing from directors                                                            660,000                -
  Line of credit borrowings                                                              -              2,000,000
                                                                                     --------           ---------

            Net cash provided by financing activities                                 660,000           3,000,000
                                                                                     --------           ---------

NET INCREASE IN CASH AND CASH  EQUIVALENTS                                             42,759           1,582,655

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                                  28,231             489,521
                                                                                      -------             -------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                                      $ 70,989         $ 2,072,176
                                                                                    =========         ===========

Supplemental disclosures of non-cash information
  Dividend delared on Class C Convertible Preferred Stock                            $ 22,500               $-
                                                                                    =========           =========

  Value of beneficial conversion feature on Class C Convertible Preferred Stock
    recognized as a dividend                                                            $-               $550,000
                                                                                    =========            ========

See notes to unaudited condensed consolidated financial statements.

PATIENT INFOSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements for the period ended March 31, 2001

1. The accompanying condensed consolidated financial statements for the three month periods ended March 31, 2001 and March 31, 2000 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain reclassifications of 2000 amounts have been made to conform to 2001 presentations. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results for the entire year ending December 31, 2001.

2. In December 1999, the Company established a credit facility for $1,500,000 guaranteed by Derace Schaffer and John Pappajohn, two directors of the Company. In consideration for their guarantees, the Company granted to Dr. Schaffer and Mr. Pappajohn warrants to purchase an aggregate of 375,000 shares of common stock for $1.5625 per share. In March 2000, the facility was increased by $1,000,000 under substantially the same terms, also guaranteed by the same Board members. Additional warrants to purchase an aggregate of 250,000 shares of Common Stock for $2.325 per share, were granted to Dr. Schaffer and Mr. Pappajohn for their guarantee of this additional line of credit. The estimated fair value of the warrants at March 31, 2000 is approximately $857,500 based on the application of the Black Scholes option pricing model which incorporates current stock price, expected stock price volatility, expected interest rates, and the expected holding period of the warrant. The Company completed the amortization of $857,500 as debt issuance expense as of March 31, 2001.

     Effective April 1, 2001, the Company entered into an Amended and Restated Credit Agreement with Wells Fargo Bank Iowa, N.A., which extended the term of the credit facility to March 31, 2002 under substantially the same terms. Dr. Schaffer and Mr. Pappajohn also guaranteed this extension. In consideration for their extended guarantees, the Company re-priced the 625,000 warrants previously granted in connection with prior guarantees to $0.05 per share. The net value of these re-priced warrants is $35,735. The Company intends to fully amortize this amount as debt issuance costs using a straight-line method over the 12-month period ending March 31, 2002. The estimated fair value of the re-priced warrants was determined using the Black Scholes method.

3. The Company borrowed $660,000 for working capital from Mr. Pappajohn during the three month period ended March 31, 2001. From March 31, 2001 through May 14, 2001, the Company borrowed an additional $330,000 from Mr. Pappajohn. A total of $2,161,000 has been borrowed from Mr. Pappajohn and Dr. Schaffer, all of which is secured by the assets of the Company. There can be no assurances that Mr. Pappajohn will continue to make funds available to the Company. If such funds are not available, the Company will cease operations.

4. The calculations for the basic and diluted loss per share were based upon loss attributable to common stockholders of $1,238,393 and $2,184,906 and a weighted average number of common shares of 8,220,202 and 8,040,202 for the three-month periods ended March 31, 2001 and 2000 respectively. Options and warrants to purchase shares of Common Stock were outstanding but not included in the computation of diluted loss per share for the three-month periods ended March 31, 2001 and 2000 because the effect would have been antidilutive due to the net loss in those periods.

5. The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred a net loss for the three-month period ended March 31, 2001 of $1,215,893 and had an accumulated deficit of $27,529,178 at March 31, 2001. These factors, among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

     The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependant upon its ability to generate sufficient cash flow to meet its obligations. Management is currently assessing the Company's operating structure for the purpose of reducing ongoing expenses, increasing sources of revenue and is negotiating the terms of additional debt or equity financing.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Management's discussion and analysis provides a review of the Company's operating results for the three-month periods ended March 31, 2001 and March 31, 2000 and its financial condition at March 31, 2001. The focus of this review is on the underlying business reasons for significant changes and trends affecting the revenues, net earnings and financial condition of the Company. This review should be read in conjunction with the accompanying unaudited condensed consolidated financial statements.

     In an effort to give investors a well-rounded view of the Company's current condition and future opportunities, this Quarterly Report on Form 10-Q includes forecasts by the Company's management about future performance and results. Because they are forward-looking, these forecasts involve uncertainties. These uncertainties include the Company's ability to continue its operations as a result of, among other things, continuing losses, working capital short falls, uncertainties with respect to sources of capital, risks of market acceptance of or preference for the Company's systems and services, competitive forces, the impact of, changes in government regulations, general economic factors in the healthcare industry and other factors discussed in the Company's filings with the Securities and Exchange Commission including the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Results of Operations

     Revenues

     Revenues consist of revenues from operations, development fees and licensing fees. Revenues decreased from $600,580 during the three months ended March 31, 2000 to $400,027 during the three months ended March 31, 2001, or 33%.

                                            Three Months Ended
                                                 March 31,
Revenues                                    2001           2000
--------                                    ----           ----
Operations Fees
  Disease Management and Compliance      $ 137,177      $ 171,757
  Surveys                                   50,121        130,409
  Demand Management                        138,944        232,762
  Other                                     18,000         49,253
                                       ---------------------------
Total Operations Fees                      344,242        584,181
Development Fees                            29,285          4,000
Licensing Fees                              26,500         12,399
                                       ---------------------------

Total Revenues                           $ 400,027      $ 600,580
                                       ---------------------------

     Operations revenues are generated as the Company provides services to its customers. Operations revenues decreased from $584,181 during the three months ended March 31, 2000 to $344,242 during the three months ended March 31, 2001. Operations revenues continue to be the primary source of revenue for the Company. Operations revenues declined because of the termination of assignments for the conduct of surveys as a result of the elimination of a Medicare product by two of the Company's primary customers and the completion of several compliance programs which have not been replaced by new programs.

     The Companies revenue has continued to decline. The Company has established relationships with several new customers and entered into a joint marketing relationship with one of its strategic partners. While revenues from these relationships have been realized and are expected to grow, no assurances can be given that such revenues will be material to the Company's results of operations and financial condition. The Company has identified other possible new customers, but there can be no assurance that such prospects will contribute revenue in the near term, if at all.

     Development fee revenues increased from $4,000 to $29,285 for the three-month periods ended March 31, 2000 and 2001 respectively. This increase was due to increased focus on development of new programs. Development fee revenue represents the amounts that the Company charges its customers for the development of customized programs for which it anticipates on-going operations revenues. The Company has entered into new development agreements but anticipates that revenue from program development will remain immaterial in the future.

     License fee revenues recognized from the Case Management Support System was $26,500 and $12,399 for the three-month periods ended March 31, 2001 and 2000 respectively. The Company has not entered into any new licensing agreements for its Case Management Support System and the revenue for the current period reflects ongoing revenue from the existing agreements.

     Costs and Expenses

     Cost of sales include salaries and related benefits, services provided by third parties, and other expenses associated with the implementation and delivery of the Company's standard and customized population, demand, and disease management programs. Cost of sales for the three months ended March 31, 2001 was $707,292 as compared to $1,166,062 for the three-month period ended March 31, 2000. The decrease in these costs primarily reflects a response to the decreased level of population and disease management operational activities. The Company's gross margin continues to be negative. The Company anticipates that revenue must increase before it will recognize economies of scale. No assurance can be given that revenues will increase or that, if they do, they will exceed costs and expenses.

     Sales and marketing expenses consist primarily of salaries, related benefits, travel costs, sales materials and other marketing related expenses. Sales and marketing expenses for the three months ended March 31, 2001 were $224,919 as compared to $414,111 for the three-month period ended March 31, 2000. Spending in this area has decreased due to the termination of staff. The Company anticipates expansion of the Company's sales and marketing staff and expects it will continue to invest in the sales and marketing process, and that such expenses related to sales and marketing may increase in future periods.

     General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operating expenses of the Company. General and administrative expenses for the three months ended March 31, 2001 were $546,182, as compared to $561,434 for the three-month period ended March 31, 2000. These expenditures have been incurred to maintain the corporate infrastructure necessary to support anticipated program operations. The decrease in these costs during the period reflected the amortization of $857,500 in debt issuance cost for the establishment of a
$2,500,000 line of credit during the three months ended March 31, 2001. This cost represents a non-cash adjustment related to the fair market value of warrants to purchase the Company's common stock, which were issued to Mr. Pappajohn and Dr. Schaffer in consideration for their guarantee of the debt. The amortization expense recorded was $86,500 and $192,750 for the three-month periods ended March 31, 2000 and 2001 respectively. Without these charges, general and administrative costs would have decreased from $474,934 to $353,432 for the three-month periods ended March 31, 2000 and 2001 respectively. The $857,500 debt issuance cost was fully amortized as of March 31, 2001. The Company anticipates that an additional debt issuance cost of $73,063 will be amortized over the 12 month period ending March 31, 2002, for a re-pricing of the original warrants in consideration for a 12 month extension of guarantee by Mr. Pappajohn and Dr. Schaffer. The Company expects that general and administrative expenses will remain relatively constant in future periods.

     Research and development expenses consist primarily of salaries and related benefits and administrative costs associated with the development of certain components of the Company's integrated information capture and delivery system, as well as development of the Company's standardized disease management programs and the Company's Internet based technology products. Research and development expenses for the three months ended March 31, 2001 were $53,326, as compared to $85,552 for the three months ended March 31, 2000.

     The Company recorded other expenses of $84,201 for the three-month period ended March 31, 2001 as compared to $8,327 for the three-month period ended March 31, 2000, principally due to the increase of interest expenses on debt.

     The Company had a net loss attributable to the common shareholders after preferred stock dividends, of $1,238,393 and $2,184,906 for the three-month periods ended March 31, 2001 and 2000 respectively. This represents a net loss per common share of $.15 for the first quarter of 2001, as compared to a net loss of $.27 per common share in the first quarter of 2000. The preferred stock dividends in 2000 include a beneficial conversion feature for the 100,000 shares of Series C Stock of $550,000.

     Liquidity and Capital Resources

     At March 31, 2001 the Company had a working capital deficit of $4,802,823 as compared to $1,375,391 at December 31, 2000. Through March 31, 2001 these amounts reflect the effects of the Company's continuing losses as well as increased borrowings, $2,500,000 of which was considered to be a long-term liability at December 31, 2000 but is classified as a current liability at March 31, 2001. Since its inception, the Company has primarily funded its operations, working capital needs and capital expenditures from the sale of equity securities. The Company completed an initial public offering of its common stock on January 8, 1997, at which time, it generated net proceeds to the Company of $16,314,048.

     On March 31, 2000, the Company completed a private placement of 100,000 shares of newly issued Series C 9% Cumulative Convertible Preferred Stock ("Series C"), raising $1,000,000 in total proceeds. These shares can be converted into Common Stock at a rate of 8 shares of Common Stock to 1 share of Series C Preferred Stock. Each Series C share has voting rights equivalent to 8 shares of Common Stock (800,000 shares). The proceeds from this issuance were used to support the Company's operations. The fair market value of the Company's Common Stock at the time of issuance of Series C Stock was $1.9375 per share. The Series C Preferred Stock is convertible as a price equal to $1.25 per share of Common Stock resulting in a discount, or beneficial conversion feature, of $0.6875 per share. The total amount of this beneficial conversion feature ($550,000) is deemed to be the equivalent of a preferred stock dividend. The Company recorded the deemed dividend at the date of issuance by increasing accumulated deficit and increasing additional paid-in capital. Accordingly, there was no net effect on total stockholders' equity.

     In December 1999, the Company established a credit facility for $1,500,000 guaranteed by Derace Schaffer and John Pappajohn, two directors of the Company. In consideration for their guarantees, the Company granted to Dr. Schaffer and Mr. Pappajohn warrants to purchase an aggregate of 375,000 shares of common stock for $1.5625 per share. In March 2000, the facility was increased by $1,000,000 under substantially the same terms, also guaranteed by the same Board members. Additional warrants to purchase an aggregate of 250,000 shares of Common Stock for $2.325 per share, were granted to Dr. Schaffer and Mr. Pappajohn for their guarantee of this additional line of credit. The estimated fair value of the warrants at March 31, 2000 was approximately $857,500 based on the application of the Black Scholes option pricing model which incorporates current stock price, expected stock price volatility, expected interest rates, and the expected holding period of the warrant. The Company completed the amortization of $857,500 as debt issuance expense as of March 31, 2001.

     On March 28, 2001, the Company entered into an Amended and Restated Credit Agreement with Wells Fargo Bank Iowa, N.A., which extended the term of the credit facility to March 31, 2002 under substantially the same terms. Dr. Schaffer and Mr. Pappajohn also guaranteed this extension. In consideration for their extended guarantees, the Company re-priced the 625,000 warrants previously granted in connection with prior guarantees to $0.05 per share, effective April 1, 2001. The Company assigned a fair value of $73,875 to the warrants and intends to fully amortize this expense using a straight-line method over the 12-month period ending March 31, 2002. The estimated fair value of the re-priced warrants was determined as $46,500, or $0.0774 per share using the Black Scholes method and because recent sales of Company's Common Stock at April 1, 2001 were $0.0938 per share, a beneficial conversion feature of $27,375, or $0.0438 per share.

     The Company borrowed $660,000 for working capital from Mr. Pappajohn during the three month period ended March 31, 2001. From March 31, 2001 through May 14, 2001, the Company borrowed an additional $330,000 from Mr. Pappajohn. A total of $2,161,000 has been borrowed from Mr. Pappajohn and Dr. Schaffer, all of which is secured by the assets of the Company. There can be no assurances that Mr. Pappajohn will continue to make funds available to the Company. If such funds are not available, the Company will cease operations.

     The Company has expended substantial amounts to expand its operational capabilities and strengthen its infrastructure, which at the same time has increased its administrative and technical costs. In addition, the Company's cash has been steadily depleted as a result of operating losses. The Company anticipates that its losses will continue and, but for the loans from Mr. Pappajohn, the Company has no available capital. Accordingly, the Company has been required to seek capital to maintain its operations. The Company is continuing its efforts to raise additional capital privately through the sale of convertible preferred stock in a private placement to accredited investors through the efforts of its officers and directors. No assurance can be given that the Company will successfully raise the necessary funds. Any additional financing, which includes the issuance of additional securities of the Company, may be dilutive to the Company's existing stockholders. If the Company is unable to identify additional capital, it will be required to cease operations.


     Inflation

     Inflation did not have a significant impact on the Company's costs during the three periods ended March 31, 2001 and March 31, 2000. The Company continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

     Forward Looking Statements

     When used in this and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result," "expects," "plans," "will continue," "is anticipated," "estimated," "project," or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These uncertainties include the Company's ability to continue its operations as a result of, among other things, continuing losses, working capital short falls, uncertainties with respect to sources of capital, risks of market acceptance of or preference for the Company's systems and services, competitive forces, the impact of, changes in government regulations, general economic factors in the healthcare industry and other factors discussed in the Company's filings with the Securities and Exchange Commission including the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The Company has no obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

     Accounting Pronouncements


     During the first quarter of 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company has not identified any derivatives that meet criteria for a derivative instrument and does not participate in any hedging activities. As a result, management of the Company concluded that there was no material effect on the Company's consolidated financial position, results of operations or cash flows resulting from the adoption of SFAS No. 133 at March 31, 2001.

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

     The balances the Company has in cash or cash equivalents are generally available without legal restrictions to fund ordinary business operations. The Company regularly invests excess operating cash in certificates of deposit and U.S. government bonds and other bonds that are subject to changes in short-term interest rates. Accordingly, the Company believes that the market risk arising from its holding of these financial instruments is minimal. The Company did not make any purchases of available-for-sale securities in the three months ended March 31, 2000 and 2001.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

     Borrowing from directors

     The Company borrowed $660,000 for working capital from Mr. Pappajohn during the three month period ended March 31, 2001. From March 31, 2001 through May 14, 2001, the Company borrowed an additional $330,000 from Mr. Pappajohn. A total of $2,161,000 has been borrowed from Mr. Pappajohn and Dr. Schaffer, all of which is secured by the assets of the Company. There can be no assurances that Mr. Pappajohn will continue to make funds available to the Company. If such funds are not available, the Company will cease operations.


Item 6.  Exhibits and Reports on Form 8-K


Exhibits:
--------

(a)  (11)  Statements of Computation of Per Share Earnings

(b)  No reports on Form 8-K were filed during the quarter ended March 31, 2001

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 15, 2001



                                             PATIENT INFOSYSTEMS, INC.



Date: May 15, 2001                           /s/ Roger L. Chaufournier
      ------------------------------         -----------------------------------
                                                 Roger L. Chaufournier
                                                 Director, President and
                                                 Chief Executive Officer

Date: May 15, 2001                           /s/ Kent A. Tapper
      ------------------------------         -----------------------------------
                                                 Kent A. Tapper
                                                 Principal Accounting Officer

Exhibit 11. Statement of Computation of Per Share Earnings

PATIENT INFOSYSTEMS, INC.

                                          Three Months Ended
                                               March 31,
                                         2001             2000
                                         ----             ----

Net loss                               $(1,215,893)     $(1,634,906)

Convertible preferred Stock dividends      (22,500)        (550,000)
                                           --------        ---------

Net loss attributable to
     Common Stockholders               $(1,238,393)     $(2,184,906)
                                       ------------     ------------

Weighted average common shares           8,220,202        8,040,202
                                         ----------       ---------

Net loss per share - Basic and diluted      $(0.15)          $(0.27)
                                            =======          =======