Form 10-Q
period 2001-06-30
PATIENT INFOSYSTEMS INC
filed 2001-08-13
CIK 1017813

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10Q



[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:             June 30, 2001
                                --------------------------------------------

                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number:             0-22319
                        -----------------------------------------------------

                            PATIENT INFOSYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                     16-1476509
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                      46 Prince Street, Rochester, NY 14607
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (716) 242-7200
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [ ]

     As of August 7, 2001, 10,956,024 common shares were outstanding.

--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

PATIENT INFOSYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------
                                                                                    (unaudited)
ASSETS                                                                             June 30, 2001       December 31, 2000
CURRENT ASSETS:
  Cash and cash equivalents                                                      $        4,320        $      28,231
  Accounts receivable                                                                   241,683              411,436
  Prepaid expenses and other current assets                                             114,905              166,167
                                                                               --------------------------------------
        Total current assets                                                            360,908              605,834

PROPERTY AND EQUIPMENT, net                                                             659,234              827,050

Debt issuance costs (net of accumulated amortization of $866,433 and $664,750)           26,802              192,750
Intangible assets (net of accumulated amortization of $227,899 and $156,113)            394,824              466,610
Other assets                                                                            200,000              200,000
                                                                               --------------------------------------
TOTAL ASSETS                                                                     $    1,641,768       $    2,292,244
                                                                               ======================================

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Accounts payable                                                               $      143,632       $      233,545
  Accrued salaries and wages                                                            205,499              176,158
  Borrowings from directors                                                           2,601,000            1,171,000
  Line of credit                                                                      2,500,000                 -
  Accrued expenses                                                                      467,852              238,561
  Deferred revenue                                                                      122,809              161,961
                                                                               --------------------------------------
        Total current liabilities                                                     6,040,792            1,981,225
                                                                               --------------------------------------
LINE OF CREDIT                                                                             -               2,500,000

STOCKHOLDERS' DEFICIT:
  Common stock - $.01 par value:  shares authorized:
      20,000,000; issued and outstanding: June 30,
     2001 - 10,956,024; December 31, 2000 - 8,220,202                                   109,560               82,202
  Preferred stock - $.01 par value:  shares authorized: 5,000,000
    Series C, 9% cumulative, convertible
      issued and outstanding - 100,000                                                    1,000                1,000
  Additional paid-in capital                                                         24,377,848           24,016,798
  Accumulated other comprehensive income                                                  1,805                1,805
  Accumulated deficit                                                              (28,889,237)         (26,290,786)
                                                                               --------------------------------------
        Total stockholders' deficit                                                 (4,399,024)          (2,188,981)
                                                                               --------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                      $    1,641,768       $    2,292,244
                                                                               ======================================

See notes to unaudited condensed consolidated financial statements.

PATIENT INFOSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------
                                                              Three Months Ended                 Six Months Ended
                                                                   June 30,                          June 30,
                                                            2001             2000              2001             2000

REVENUES
  Operations Fees                                       $      303,406    $      548,113   $      647,648   $    1,132,294
  Development Fees                                              27,061            17,200           56,346           21,200
  Licensing Fees                                                27,500            33,427           54,000           45,826
                                                      ---------------------------------------------------------------------
       Total revenues                                          357,967           598,740          757,994        1,199,320
                                                      ---------------------------------------------------------------------
COSTS AND EXPENSES
  Cost of sales                                                613,417         1,205,857        1,320,709        2,371,919
  Sales and marketing                                          204,271           271,550          429,190          685,661
  General and administrative                                   378,017           407,578          731,449          882,512
  Financing Costs                                              356,807           192,750          549,557          279,250
  Research and development                                      42,106            77,647           95,431          163,199
                                                      ---------------------------------------------------------------------
        Total costs and expenses                             1,594,618         2,155,382        3,126,337        4,382,541
                                                      ---------------------------------------------------------------------
OPERATING LOSS                                             (1,236,651)       (1,556,642)      (2,368,343)      (3,183,221)

INTEREST EXPENSE                                             (101,535)          (44,604)        (185,939)         (63,499)
OTHER INCOME (EXPENSE)                                             627          (27,125)              831         (16,557)
                                                      ---------------------------------------------------------------------
NET LOSS                                                   (1,337,559)       (1,628,371)      (2,553,452)      (3,263,277)
                                                      ---------------------------------------------------------------------
CONVERTIBLE PREFERRED STOCK DIVIDENDS                         (22,500)          (22,500)         (45,000)        (572,500)
                                                      ---------------------------------------------------------------------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS            $  (1,360,059)    $  (1,650,871)   $  (2,598,452)   $  (3,835,777)
                                                      =====================================================================
NET LOSS PER SHARE - BASIC AND DILUTED                  $       (0.15)    $       (0.20)   $       (0.30)   $       (0.48)
                                                      =====================================================================
WEIGHTED AVERAGE COMMON  SHARES                              8,919,357         8,071,095        8,569,779        8,070,095
                                                      =====================================================================

See notes to unaudited condensed consolidated financial statements.

PATIENT INFOSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------
                                                                                    Six Months            Six Months
                                                                                       Ended                 Ended
                                                                                   June 30, 2001         June 30, 2000

OPERATING ACTIVITIES:
  Net loss                                                                      $     (2,553,452)     $     (3,263,277)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                                       473,383               557,880
      (Gain) loss on sale of property                                                       (305)                18,750
      Compensation expense related to issuance of stock and warrants                      352,673                 1,042
      Decrease in accounts receivable, net                                                169,753                48,181
      Decrease in prepaid expenses and other current assets                                25,500                50,144
      Decrease in other assets                                                               -                   37,723
      Decrease in accounts payable                                                       (89,913)             (310,762)
      Increase (decrease) in accrued salaries and wages                                    29,341              (29,238)
      Increase in accrued expenses                                                        184,291                16,070
      Decrease in deferred revenue                                                       (39,152)              (34,687)
                                                                                ---------------------------------------
            Net cash used in operating activities                                     (1,447,880)           (2,908,174)

INVESTING ACTIVITIES:
  Property and equipment additions                                                        (6,831)              (11,599)
  Proceeds form the sale of property                                                          800                18,240
                                                                                ---------------------------------------
          Net cash (used in) provided by investing activities                             (6,031)                 6,641

FINANCING ACTIVITIES:
  Proceeds from issuance of common and preferred stock, net                                 -                 1,012,983
  Borrowing from directors                                                              1,430,000                  -
  Line of credit borrowings                                                                 -                 2,000,000
                                                                                ---------------------------------------
            Net cash provided by financing activities                                   1,430,000             3,012,983
                                                                                ---------------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH  EQUIVALENTS                                    (23,911)               111,450

CASH AND CASH EQUIVALENTS AT  BEGINNING OF PERIOD                                         28,231                489,521

CASH AND CASH EQUIVALENTS AT  END OF PERIOD                                     $          4,320      $         600,971
                                                                                =======================================
Supplemental disclosures of non-cash information
  Dividend delared on Class C Convertible Preferred Stock                       $         45,000      $          22,500
                                                                                =======================================
  Value of beneficial conversion feature on Class C Convertible Preferred Stock
    recognized as a dividend                                                    $           -         $         550,000
                                                                                =======================================

See notes to unaudited condensed consolidated financial statements.

PATIENT INFOSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements for the period ended June 30, 2001

1. The accompanying condensed consolidated financial statements for the three and six month periods ended June 30, 2001 and 2000 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain reclassifications of 2000 amounts have been made to conform to 2001 presentations. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results for the entire year ending December 31, 2001.

2. In December 1999, the Company established a credit facility for $1,500,000 guaranteed by Derace Schaffer and John Pappajohn, two directors of the Company. In consideration for their guarantees, the Company granted to Dr. Schaffer and Mr. Pappajohn warrants to purchase an aggregate of 375,000 shares of common stock for $1.5625 per share. In March 2000, the facility was increased by $1,000,000 under substantially the same terms, also guaranteed by the same Board members. Additional warrants to purchase an aggregate of 250,000 shares of Common Stock for $2.325 per share, were granted to Dr. Schaffer and Mr. Pappajohn for their guarantee of this additional line of credit. The estimated fair value of the warrants at March 31, 2000 was approximately $857,500 based on the application of the Black Scholes option pricing model which incorporates current stock price, expected stock price volatility, expected interest rates, and the expected holding period of the warrant. The Company fully amortized $857,500 of debt issuance costs as of March 31, 2001, the scheduled expiration date for the line of credit agreement.

     On March 28, 2001, the Company entered into an Amended and Restated Credit Agreement with Wells Fargo Bank Iowa, N.A., which extended the term of the credit facility to March 31, 2002 under substantially the same terms. Dr. Schaffer and Mr. Pappajohn also guaranteed this extension. In consideration for their extended guarantees, the Company re-priced the 625,000 warrants previously granted in connection with prior guarantees to $0.05 per share, effective April 1, 2001. The net value of these re-priced warrants is $35,735. The Company is amortizing this amount as debt issuance cost using a straight-line method over the 12-month period ending March 31, 2002. The estimated fair value of the re-priced warrants was also determined using the Black Scholes method.

3. The Company borrowed $1,430,000 for working capital from Mr. Pappajohn during the six month period ended June 30, 2001. From June 30, 2001 through August 10, 2001, the Company borrowed an additional $330,000 from Mr. Pappajohn. Through August 10, 2001, a total of $2,931,000 has been borrowed from Mr. Pappajohn and Dr. Schaffer, all of which is secured by the assets of the Company. There can be no assurances that Mr. Pappajohn will continue to make funds available to the Company. If such funds are not available, the Company will cease operations.

     On June 6, 2001, the Company issued a total of 2,319,156 shares of unregistered Common Stock to Mr. Pappajohn and Dr. Schaffer as compensation for their continued financial support of the Company. Based upon recent trading of the Company's Common Stock at the time of issuance, the Company assigned a fair market value of $0.15 per share or a total of $347,873 to these unregistered shares and realized this amount as an operating expense in June of 2001.

4. For the three-month periods ended June 30, 2001 and 2000, the calculations for the basic and diluted loss per share were based upon loss attributable to common stockholders of $1,360,059 and $1,650,871, respectively, and a weighted average number of common shares of 8,919,357 and 8,071,095 respectively.

     For the six-month periods ended June 30, 2001 and 2000, the calculations for the basic and diluted loss per share were based upon loss attributable to common stockholders of $2,598,452 and $3,835,777, respectively, and a weighted average number of common shares of 8,569,779 and 8,070,095 respectively.

     Options and warrants to purchase shares of Common Stock were outstanding but not included in the computation of diluted loss per share for the three and six month periods ended June 30, 2001 and 2000 because the effect would have been antidilutive due to the net loss in those periods.

5. The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred a net loss of for the three and six month periods ended June 30, 2001 of $1,337,559 and $2,553,452, respectively, and had an accumulated deficit of $28,889,237 at June 30, 2001. These factors, among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

6. The Company holds an investment of Common Stock in a private company (the "Investment") that is recorded at its historical cost of $200,000. The
     Company has been made aware that the private company to which the Investment relates is seeking an opportunity to be sold for a valuation that would result in the Investment exceeding its carrying cost. No assurance can be given that such sale, if any, will be at this valuation. The market value of the Investment is not readily determinable. Management believes that an impairment of the Investment, if any, is temporary.

7. On June 29, 2001, Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" was issued by the Financial Accounting Standards Board (FASB). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is a reason to suspect that their values have diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company is required to implement SFAS No. 141 on July 1, 2001 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or the results of operations.

     On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 by January 1, 2002 and has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Management's discussion and analysis provides a review of the Company's operating results for the three and six month periods ended June 30, 2001 and 2000 and its financial condition at June 30, 2001. The focus of this review is on the underlying business reasons for significant changes and trends affecting the revenues, net earnings and financial condition of the Company. This review should be read in conjunction with the accompanying unaudited condensed consolidated financial statements.

     In an effort to give investors a well-rounded view of the Company's current condition and future opportunities, this Quarterly Report on Form 10-Q includes forecasts by the Company's management about future performance and results. Because they are forward-looking, these forecasts involve uncertainties. These uncertainties include the Company's ability to continue its operations as a result of, among other things, continuing losses, working capital shortfalls, uncertainties with respect to sources of capital, risks of market acceptance of or preference for the Company's systems and services, competitive forces, the impact of, changes in government regulations, general economic factors in the healthcare industry and other factors discussed in the Company's filings with the Securities and Exchange Commission including the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Results of Operations

     Revenues

     Revenues consist of revenues from operations, development fees and licensing fees. Revenues decreased from $598,740 and $1,199,320 during the three and six month periods ended June 30, 2000 to $357,967 and $757,994 during the three and six month periods ended June 30, 2001, or 40% and 37% respectively.

                                                        Three Months Ended                     Six Months Ended
                                                             June 30,                              June 30,
Revenues                                               2001             2000                 2001             2000
Operations Fees
  Disease Management and Compliance                $ 116,597        $ 152,867            $ 253,774       $  328,624
  Surveys                                             36,059          131,478               86,180          261,887
  Demand Management                                  132,750          240,494              271,694          473,256
  Other                                               18,000           23,274               36,000           72,527
                                                 -----------------------------    ----------------------------------
Total Operations Fees                                303,406          548,113              647,648        1,136,294
Development Fees                                      27,061           17,200               56,346           17,200
Licensing Fees                                        27,500           33,427               54,000           45,826
                                                 -----------------------------    ----------------------------------

Total Revenues                                     $ 357,967        $ 598,740            $ 757,994       $1,199,320
                                                 -----------------------------    ----------------------------------

     Operations revenues are generated as the Company provides services to its customers. Operations revenues decreased from $548,113 and $1,136,294 during the three and six month periods ended June 30, 2000 to $303,406 and $647,648 during the three and six month periods ended June 30, 2001, respectively. Operations revenues continue to be the primary source of revenue for the Company. Operations revenues declined because of the termination of assignments for the conduct of surveys as a result of the elimination of a Medicare product by two of the Company's primary customers and the completion of several compliance programs that have not been replaced by new programs.

     The Company's revenue has continued to decline. The Company has established relationships with several new customers and entered into a joint marketing relationship with one of its strategic partners. While revenues from these relationships have been realized and are expected to grow, no assurances can be given that such revenues will be material to the Company's results of operations and financial condition. The Company has identified other possible new customers, but there can be no assurance that such prospects will contribute revenue in the near term, if at all.

     Development fee revenues increased from $17,200 to $27,061 and from $17,200 to $56,346 for the three and six month periods ended June 30, 2000 and 2001, respectively. This increase was due to increased focus on development of new programs. Development fee revenue represents the amounts that the Company charges its customers for the development or customization programs for which it anticipates on-going operations revenues. The Company has entered into new development agreements but anticipates that revenue from program development will remain constant in the future.

     License fee revenues recognized from the Case Management Support System decreased to $27,500 from $33,427 for the three-month periods ended June 30, 2001 and 2000 respectively. License Revenue increased to $54,000 from $45,826 for the six month periods ended June 30, 2001 and 2000 respectively. These changes are due to the negotiated schedule of fees in the ongoing contracts. The Company has not entered into any new licensing agreements for its Case Management Support System and the revenue for the current period reflects ongoing revenue from the existing agreements.

     Costs and Expenses

     Cost of sales include salaries and related benefits, services provided by third parties, and other expenses associated with the implementation and delivery of the Company's standard and customized population, demand, and disease management programs. Cost of sales for the three and six months ended June 30, 2001 was $613,417 and $1,320,709 respectively as compared to $1,205,857 and $2,371,919 (a decrease of 49% and 44% respectively) for the three and six month periods ended June 30, 2000. The decrease in these costs primarily reflects a response to the decreased level of population and disease management operational activities. The Company's gross margin continues to be negative. The Company anticipates that revenue must increase before it will recognize economies of scale. No assurance can be given that revenues will increase or that, if they do, they will exceed costs and expenses.

     Sales and marketing expenses consist primarily of salaries, related benefits, travel costs, sales materials and other marketing related expenses. Sales and marketing expenses for the three and six month periods ended June 30, 2001 were $204,271 an $429,190 as compared to $271,550 and $685,661 for the three and six month periods ended June 30, 2000. Spending in this area has decreased due to the termination of staff and renegotiation of certain compensation plans. The Company anticipates expansion of the Company's sales and marketing staff and expects it will be required to invest in the sales and marketing process, and that such expenses related to sales and marketing may increase in future periods.

     General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operating expenses of the Company. General and administrative expenses for the three and six month periods ended June 30, 2001 were $378,017 and $731,449, as compared to $407,578 and $882,512 for the three and six month periods ended June 30, 2000. These expenditures have been incurred to maintain the corporate infrastructure necessary to support anticipated program operations. The decrease in these costs is a result of reductions in staff and closing of facilities in Pennsylvania and Canada. The Company expects that general and administrative expenses will remain relatively constant in future periods.

     Financing costs consist of expenses incurred to obtain sufficient working capital to continue operations. These expense have primarily consisted of compensation cost for shares of the Company's Common Stock as well as warrants to purchase the Company's Common Stock. Financing costs were $356,807 and $549,557 for the three and six month periods ended June 30, 2001 as compared to $192,750 and $279,250 for the three and six month periods ended June 30, 2000.
The increase in financing costs is a result of the Company's continued dependence on debt to obtain working capital. Financing costs are expected to remain relatively constant until such time as the Company can reduce its dependence on debt to fund its operations.

     Research and development expenses consist primarily of salaries and related benefits and administrative costs associated with the development of certain components of the Company's integrated information capture and delivery system, as well as development of the Company's standardized disease management programs and the Company's Internet based technology products. Research and development expenses for the three and six months ended June 30, 2001 were $42,106 and $95,431, as compared to $77,647 and $163,199 for the same periods of 2000.

     The Company recorded interest expenses of $101,535 and $185,939 for the three and six month periods ended June 30, 2001 as compared to $44,604 and $63,499 for the three and six month periods ended June 30, 2000. These expenses are related the Company's debt and are expected to increase steadily until the Company becomes less dependant on debt to fund its operations.

     The Company recorded other income of $627and $831 for the three and six month periods ended June 30, 2001 as compared to expenses $27,125 and $16,557 for the same periods of 2000, principally due to the sale of certain assets.

     The Company had a net loss attributable to the common shareholders after preferred stock dividends, of $1,360,059 and $2,598,452 for the three and six months ended June 30, 2001 as compared to $1,650,871 and $3,835,777 for the three and six month periods ended June 30, 2000 respectively. This represents a net loss per common share of $.30 for the first half of 2001, as compared to a net loss of $.48 per common share in the first half of 2000. The preferred stock dividends in 2000 include a beneficial conversion feature for the 100,000 shares of Series C Stock of $550,000.

     Liquidity and Capital Resources

     At June 30, 2001 the Company had a working capital deficit of $5,679,884 as compared to $1,375,391 at December 31, 2000. The June 30, 2001 amounts reflect the effects of the Company's continuing losses as well as increased borrowings, $2,500,000 of which was considered to be a long-term liability at December 31, 2000 but is classified as a current liability at June 30, 2001. Since its inception, the Company has primarily funded its operations, working capital needs and capital expenditures from the sale of equity securities and borrowing from directors.

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

     On March 28, 2001, the Company entered into an Amended and Restated Credit Agreement with Wells Fargo Bank Iowa, N.A., which extended the term of the credit facility to March 31, 2002 under substantially the same terms. Dr. Schaffer and Mr. Pappajohn also guaranteed this extension. In consideration for their extended guarantees, the Company re-priced the 625,000 warrants previously granted in connection with prior guarantees to $0.05 per share, effective April 1, 2001. The Company assigned a fair value of $35,735 to the warrants and intends to fully amortize this deferred financing cost using the straight-line method over the 12-month period ending March 31, 2002. The estimated fair value of the re-priced warrants was determined as the difference between (i) the fair market value of the original warrants as of April 1, 2001 using the Black Scholes method and (ii) the fair market value of the re-priced warrants as of April 1, 2001.

     The Company borrowed $1,430,000 for working capital from Mr. Pappajohn during the six month period ended June 30, 2001. From June 30, 2001 through August 10, 2001, the Company borrowed an additional $330,000 from Mr. Pappajohn. Through August 10, 2001, a total of $2,931,000 has been borrowed from Mr. Pappajohn and Dr. Schaffer, all of which is secured by the assets of the Company. There can be no assurances that Mr. Pappajohn will continue to make funds available to the Company. If such funds are not available, the Company will cease operations.

     The Company holds an investment of Common Stock in a private company (the "Investment") that is recorded at its historical cost of $200,000. The Company has been made aware that the private company to which the Investment relates is seeking an opportunity to be sold for a valuation that would result in the Investment exceeding its carrying cost. No assurance can be given that such sale, if any, will be at this valuation. The market value of the Investment is not readily determinable. Management believes that an impairment of the Investment, if any, is temporary.

     The Company has expended substantial amounts to expand its operational capabilities and strengthen its infrastructure, which at the same time has increased its administrative and technical costs. In addition, the Company's cash has been steadily depleted as a result of operating losses. The Company anticipates that its losses will continue and, except for the loans from Mr. Pappajohn, the Company has no available capital. Accordingly, the Company has been required to seek capital to maintain its operations. The Company is continuing its efforts to raise additional capital privately through the sale of convertible preferred stock in a private placement to accredited investors through the efforts of its officers and directors. No assurance can be given that the Company will successfully raise the necessary funds. Any additional financing, which includes the issuance of additional securities of the Company, may be dilutive to the Company's existing stockholders. If the Company is unable to identify additional capital, it will be required to cease operations.

     Inflation

     Inflation did not have a significant impact on the Company's costs during the three and six month periods ended June 30, 2001 and 2000. The Company continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

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

     New Accounting Pronouncements

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

     In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which supercedes SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This standard is effective for transfers occurring after March 31, 2001, with certain disclosure requirements effective for the year ending December 31, 2000. Management of the Company has concluded that there was no material effect on the Company's consolidated financial position, results of operations or cash flows resulting from the adoption of SFAS No. 140 at June 30, 2001.

     On June 29, 2001, Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" was issued by the Financial Accounting Standards Board (FASB). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is a reason to suspect that their values have diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company is required to implement SFAS No. 141 on July 1, 2001 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or the results of operations.

     On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 by January 1, 2002 and has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

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

     The balances the Company has in cash or cash equivalents are generally available without legal restrictions to fund ordinary business operations. The Company regularly invests excess operating cash in certificates of deposit and U.S. government bonds and other bonds that are subject to changes in short-term interest rates. Accordingly, the Company believes that the market risk arising from its holding of these financial instruments is minimal. The Company did not make any purchases of available-for-sale securities in the three and six month periods ended June 30, 2000 and 2001.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

     Borrowing from directors

     The Company borrowed $1,430,000 for working capital from Mr. Pappajohn during the six month period ended June 30, 2001. From June 30, 2001 through August 10, 2001, the Company borrowed an additional $330,000 from Mr. Pappajohn. Through August 10, 2001 a total of $2,931,000 has been borrowed from Mr. Pappajohn and Dr. Schaffer, all of which is secured by the assets of the Company. There can be no assurances that Mr. Pappajohn will continue to make funds available to the Company. If such funds are not available, the Company will cease operations.

Item 6.  Exhibits and Reports on Form 8-K

     On June 7, 2001, the Company issued a press release concerning the execution of a definitive agreement to acquire substantially all the assets of Health Data Solutions of Brownsburg, Indiana and its affiliate American Care Source of Dallas, Texas.

Exhibits:

(a)  (11)  Statements of Computation of Per Share Earnings

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 10, 2001



                                              PATIENT INFOSYSTEMS, INC.
                                                           (Registrant)


Date: August 10, 2001                         /s/ Roger L. Chaufournier
                                              ----------------------------------
                                              Roger L. Chaufournier
                                              Director, President and
                                              Chief Executive Officer

Date: August 10, 2001                         /s/ Kent A. Tapper
                                              ----------------------------------
                                              Kent A. Tapper
                                              Principal Accounting Officer

Exhibit 11.       Statement of Computation of Per Share Earnings

PATIENT INFOSYSTEMS, INC.
                                                       Three Months Ended                        Six Months Ended
                                                            June 30,                                 June 30,
                                                      2001             2000                  2001                2000

Net loss                                       $ (1,337,559)    $ (1,628,371)         $ (2,553,452)       $ (3,263,277)

Convertible preferred Stock dividends               (22,500)         (22,500)              (45,000)           (572,500)

Net loss attributable to Common Stockholders   $ (1,360,059)    $ (1,650,871)         $ (2,598,452)       $ (3,835,777)

Weighted average common shares                     8,919,357        8,071,095             8,569,779           8,070,095

Net loss per share - Basic and diluted         $      (0.15)    $      (0.20)         $      (0.30)       $      (0.48)