Form 10-Q
period 2001-09-30
PATIENT INFOSYSTEMS INC
filed 2001-11-13
CIK 1017813

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10Q



[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:             September 30, 2001
                                 -----------------------------------------------

                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to Commission file number: 0-22319

                            PATIENT INFOSYSTEMS, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

__________Delaware_________________         _________16-1476509______________
          --------                                   ----------              ---
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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [ ]

     As of November 12, 2001, 10,956,024 common shares were outstanding.

--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

PATIENT INFOSYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------------------------------------
                                                                                    (unaudited)
ASSETS                                                                           September 30, 2001    December 31, 2000
                                                                                 ------------------    -----------------
CURRENT ASSETS:
  Cash and cash equivalents                                                                   $30,731              $28,231
  Accounts receivable                                                                         226,553              411,436
  Prepaid expenses and other current assets                                                    85,067              166,167
                                                                               --------------------------------------------
        Total current assets                                                                  342,351              605,834

PROPERTY AND EQUIPMENT, net                                                                   577,448              827,050

Debt issuance costs (net of accumulated amortization of $875,367 and $664,750)                 17,868              192,750
Intangible assets (net of accumulated amortization of $263,792 and $156,113)                  358,931              466,610
Other assets                                                                                     -                 200,000
                                                                               --------------------------------------------

TOTAL ASSETS                                                                               $1,296,598           $2,292,244
                                                                               ============================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                                                           $185,170             $233,545
  Accrued salaries and wages                                                                  254,656              176,158
  Borrowings from directors                                                                 3,302,500            1,171,000
  Line of credit                                                                            2,500,000                 -
  Accrued expenses                                                                            575,131              238,561
  Deferred revenue                                                                            122,027              161,961
                                                                               --------------------------------------------
        Total current liabilities                                                           6,939,484            1,981,225
                                                                               --------------------------------------------

LINE OF CREDIT                                                                                   -               2,500,000

STOCKHOLDERS' DEFICIT:
  Common stock - $.01 par value:  shares authorized:
      20,000,000; issued and outstanding: September 30,
     2001 - 10,956,024; December 31, 2000 - 8,220,202                                         109,560               82,202
  Preferred stock - $.01 par value:  shares authorized: 5,000,000
    Series C, 9% cumulative, convertible
      issued and outstanding - 100,000                                                          1,000                1,000
  Additional paid-in capital                                                               24,377,848           24,016,798
  Accumulated other comprehensive income                                                        1,805                1,805
  Accumulated deficit                                                                    (30,133,099)         (26,290,786)
                                                                               --------------------------------------------
        Total stockholders' deficit                                                       (5,642,886)          (2,188,981)
                                                                               --------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                $1,296,598           $2,292,244
                                                                               ============================================

See notes to unaudited condensed consolidated financial statements.

PATIENT INFOSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------

                                                                Three Months Ended             Nine Months Ended
                                                                   September 30,                 September 30,
                                                                2001           2000           2001           2000
                                                                ----           ----           ----           ----
REVENUES
  Operations Fees                                             $307,212       $385,304       $954,860     $1,517,598
  Development Fees                                              15,900         13,246         72,246         34,446
  Licensing Fees                                                30,500         35,000         84,500         80,826
                                                        ------------------------------------------------------------
       Total revenues                                          353,612        433,550      1,111,606      1,632,870
                                                        ------------------------------------------------------------
COSTS AND EXPENSES
  Cost of sales                                                576,900        982,638      1,897,609      3,354,557
  Sales and marketing                                          200,206        234,942        629,396        920,603
  General and administrative                                   423,765        397,323      1,155,214      1,279,835
  Financing Costs                                                8,934        192,750        558,491        472,000
  Research and development                                      68,091         73,997        163,523        237,196
                                                        ------------------------------------------------------------
        Total costs and expenses                             1,277,896      1,881,650      4,404,233      6,264,191
                                                        ------------------------------------------------------------

OPERATING LOSS                                               (924,283)    (1,448,100)    (3,292,626)    (4,631,321)

INTEREST EXPENSE                                             (107,644)       (58,080)      (293,583)      (121,579)
INVESTMENT LOSS                                              (200,000)          -          (200,000)          -
OTHER INCOME (EXPENSE)                                          10,566        (4,587)         11,397       (21,144)
                                                        ------------------------------------------------------------
NET LOSS                                                   (1,221,361)    (1,510,767)    (3,774,813)    (4,774,044)

CONVERTIBLE PREFERRED STOCK DIVIDENDS                         (22,500)       (22,500)       (67,500)      (595,000)

NET LOSS ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                                    $ (1,243,861)  $ (1,533,267)  $ (3,842,313)  $ (5,369,044)
                                                        ============================================================
NET LOSS PER SHARE - BASIC
   AND DILUTED                                                $ (0.11)       $ (0.19)       $ (0.41)       $ (0.66)
                                                        ============================================================
WEIGHTED AVERAGE COMMON  SHARES                             10,956,024      8,209,040      9,365,194      8,106,779
                                                        ============================================================

See notes to unaudited condensed consolidated financial statements.

PATIENT INFOSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------
                                                                                    Nine Months           Nine Months
                                                                                       Ended                 Ended
                                                                                September 30, 2001    September 30, 2000

OPERATING ACTIVITIES:
  Net loss                                                                         $ (3,774,813)         $ (4,774,044)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                                      576,109               896,544
      Investment Loss                                                                    200,000                  -
      (Gain) loss on sale of property                                                      (305)                21,842
      Compensation expense related to issuance of stock and warrants                     352,673                 1,042
      Decrease in accounts receivable, net                                               184,883               242,338
      Decrease in prepaid expenses and other current assets                               81,100                70,741
      Decrease in other assets                                                              -                   44,011
      Decrease in accounts payable                                                      (48,375)             (267,640)
      Increase in accrued salaries and wages                                              78,498                26,959
      Increase in accrued expenses                                                       269,070                36,662
      Decrease in deferred revenue                                                      (39,934)              (60,469)
                                                                                        --------              --------
            Net cash used in operating activities                                    (2,121,094)           (3,762,014)
                                                                                     -----------           -----------
INVESTING ACTIVITIES:
  Property and equipment additions                                                       (8,706)              (17,976)
  Proceeds from the sale of property                                                        800                18,240
                                                                                         -------               ------
          Net cash (used in) provided by investing activities                            (7,906)                  264
                                                                                         -------               ------
FINANCING ACTIVITIES:
  Proceeds from issuance of common and preferred stock, net                                 -               1,025,020
  Borrowing from directors                                                             2,131,500              375,000
  Line of credit borrowings                                                                 -               2,000,000
                                                                                       ---------            ---------
            Net cash provided by financing activities                                  2,131,500            3,400,020
                                                                                      ----------            ---------
NET (DECREASE) INCREASE IN CASH AND CASH  EQUIVALENTS                                      2,500             (361,730)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                                     28,231              489,521
                                                                                         -------              -------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                                          $30,731             $127,791
                                                                                        ========             ========
Supplemental disclosures of non-cash information
  Dividend delared on Class C Convertible Preferred Stock                               $67,500               $45,000
                                                                                        ========              =======
  Value of beneficial conversion feature on Class C Convertible Preferred Stock
    recognized as a dividend                                                            $  -                 $550,000
                                                                                        ========             ========

See notes to unaudited condensed consolidated financial statements.

PATIENT INFOSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements for the period ended September 30, 2001

1. The accompanying condensed consolidated financial statements for the three and nine month periods ended September 30, 2001 and 2000 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain reclassifications of 2000 amounts have been made to conform to 2001 presentations. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results for the entire year ending December 31, 2001.

2. On March 28, 2001, the Company entered into an Amended and Restated Credit Agreement with Wells Fargo Bank Iowa, N.A., which extended the term of the Company's credit facility to March 31, 2002 under substantially the same terms. Dr. Schaffer and Mr. Pappajohn, two directors of the Company, guaranteed this extension. In consideration for their guarantees, the Company re-priced 625,000 warrants previously granted in connection with prior guarantees to $0.05 per share, effective April 1, 2001. The net value of these re-priced warrants is $35,735. The Company is amortizing this amount as debt issuance cost using a straight-line method over the 12-month period ending March 31, 2002. The estimated fair value of the re-priced warrants was determined using the Black Scholes method.

3. The Company borrowed $2,131,500 for working capital from Mr. Pappajohn during the nine month period ended September 30, 2001. From September 30, 2001 through October 31, 2001, the Company borrowed an additional $265,000 from Mr. Pappajohn. Through October 31, 2001, a total of $3,567,500 has been borrowed from Mr. Pappajohn and Dr. Schaffer, all of which is secured by the assets of the Company. There can be no assurances that Mr. Pappajohn will continue to make funds available to the Company. If such funds are not available, the Company will cease operations.

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

4. For the three-month periods ended September 30, 2001 and 2000, the calculations for the basic and diluted loss per share were based upon loss attributable to common stockholders of $1,243,861 and $1,533,267, respectively, and a weighted average number of common shares of 10,956,024 and 8,209,040 respectively.

     For the nine-month periods ended September 30, 2001 and 2000, the calculations for the basic and diluted loss per share were based upon loss attributable to common stockholders of $3,842,313 and $5,369,044, respectively, and a weighted average number of common shares of 9,365,194 and 8,106,779 respectively.

     Options and warrants to purchase shares of Common Stock were outstanding but not included in the computation of diluted loss per share for the three and nine month periods ended September 30, 2001 and 2000 because the effect would have been antidilutive due to the net loss in those periods.

5. The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred a net loss of for the three and nine month periods ended September 30, 2001 of $1,221,361 and $3,774,813, respectively, and had an accumulated deficit of $30,133,099 at September 30, 2001. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

6. The Company held an investment of Common Stock in a private company (the "Investment") that was recorded at its historical cost of $200,000. The Company has been made aware that the private company to which the Investment relates intends to cease operations. Accordingly, the Company considers the Investment to be other than temporarily impaired and has written off the Investment's entire carrying value of $200,000 as a non-operating expense as of September 30, 2001.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Management's discussion and analysis provides a review of the Company's operating results for the three and nine month periods ended September 30, 2001 and 2000 and its financial condition at September 30, 2001. The focus of this review is on the underlying business reasons for significant changes and trends affecting the revenues, net losses and financial condition of the Company. This review should be read in conjunction with the accompanying unaudited condensed consolidated financial statements.

     In an effort to give investors a well-rounded view of the Company's current condition and future opportunities, this Quarterly Report on Form 10-Q includes forecasts by the Company's management about future performance and results. Because they are forward-looking, these forecasts involve uncertainties. These uncertainties include the Company's ability to continue its operations as a result of, among other things, continuing losses, working capital shortfalls, uncertainties with respect to sources of capital, risks of market acceptance of or preference for the Company's systems and services, competitive forces, the impact of changes in government regulations, general economic factors in the healthcare industry and other factors discussed in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     Results of Operations

     Revenues

     Revenues consist of revenues from operations, development fees and licensing fees. Revenues decreased from $433,550 and $1,632,870 during the three and nine month periods ended September 30, 2000, respectively, to $353,612 and $1,111,606 during the three and nine month periods ended September 30, 2001, or 18% and 32% respectively.

                                                        Three Months Ended                     Nine Months Ended
                                                           September 30,                         September 30,
Revenues                                               2001             2000                 2001             2000
--------                                               ----             ----                 ----             ----
Operations Fees
  Disease Management and Compliance                $ 108,184        $ 164,935            $ 363,541        $ 493,559
  Surveys                                             42,244           54,089              128,424          315,976
  Demand Management                                  138,784          146,603              408,895          619,859
  Other                                               18,000           19,677               54,000           88,204
                                            ----------------------------------    ----------------------------------
Total Operations Fees                                307,212          385,304              954,860        1,517,598
Development Fees                                      15,900           13,246               72,246           34,446
Licensing Fees                                        30,500           35,000               84,500           80,826
                                            ----------------------------------    ----------------------------------

Total Revenues                                     $ 353,612        $ 433,550          $ 1,111,606      $ 1,632,870
                                            ----------------------------------    ----------------------------------

     Operations revenues are generated as the Company provides services to its customers. Operations revenues decreased from $385,304 and $1,517,598 during the three and nine month periods ended September 30, 2000, respectively, to $307,212 and $954,860 during the three and nine month periods ended September 30, 2001, respectively. Operations revenues continue to be the primary source of revenue for the Company. Operations revenues declined because of the termination of agreements for the conduct of surveys as a result of the elimination of a Medicare product by two of the Company's primary customers and the completion of several compliance programs that have not been fully replaced by new programs.

     The Company's revenue has continued to decline. The Company has established relationships with several new customers and entered into joint marketing relationships with several of its strategic partners. While revenues from these relationships have been realized and are expected to grow, no assurances can be given that such revenues will be material to the Company's results of operations and financial condition. The Company has identified other possible new customers, but there can be no assurance that such prospects will contribute revenue in the near term, if at all.

     Development fee revenues increased from $13,246 to $15,900 and from $34,446 to $72,246 for the three and nine month periods ended September 30, 2000 and 2001, respectively. This increase was due to increased focus on development of new programs and enhancement of existing programs. Development fee revenue
represents  the  amounts  that  the  Company   charges  its  customers  for  the
development or customization programs for which it anticipates on going operations revenues. The Company has entered into new development agreements but anticipates that revenue from program development will remain constant in the future.

     License fee revenues recognized from the Case Management Support System decreased to $30,500 from $35,000 for the three-month periods ended September 30, 2001 and 2000, respectively. License Revenue increased to $84,500 from $80,826 for the nine month periods ended September 30, 2001 and 2000 respectively. These changes are due to the negotiated schedule of fees in the ongoing contracts. The Company has not entered into any new licensing agreements for its Case Management Support System and the revenue for the current period reflects ongoing revenue from the existing agreements.

     Costs and Expenses

     Cost of sales include salaries and related benefits, services provided by third parties, and other expenses associated with the implementation and delivery of the Company's standard and customized population, demand, and disease management programs. Cost of sales for the three and nine months ended September 30, 2001 was $576,900 and $1,897,609, respectively, as compared to $982,638 and $3,354,557 (a decrease of 41% and 43%, respectively) for the three and nine month periods ended September 30, 2000. The decrease in these costs primarily reflects a response to the decreased level of population and disease management operational activities. The Company's gross margin continues to be negative. The Company anticipates that revenue must substantially increase before it will recognize economies of scale. No assurance can be given that revenues will increase or that, if they do, they will exceed costs and expenses.

     Sales and marketing expenses consist primarily of salaries, related benefits, travel costs, sales materials and other marketing related expenses. Sales and marketing expenses for the three and nine month periods ended September 30, 2001 were $200,206 an $629,396, respectively, as compared to $234,942 and $920,603, respectively, for the three and nine month periods ended September 30, 2000. Spending in this area has decreased due to the termination of staff and renegotiation of certain compensation plans. The Company does not have the resources to expand its sales and marketing staff but expects it will be required to invest in the sales and marketing process, and that such expenses related to sales and marketing may increase in future periods.

     General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operating expenses of the Company. General and administrative expenses for the three and nine month periods ended September 30, 2001 were $423,765 and $1,155,214, respectively, as compared to $397,323 and $1,279,835, respectively, for the three and nine month periods ended September 30, 2000. These expenditures have been incurred to maintain the corporate infrastructure necessary to support anticipated program operations. The change in these costs is primarily a result of reductions in staff and closing of facilities in Pennsylvania and Canada, offset by increases in certain other expenses. The Company expects that general and administrative expenses will remain relatively constant in future periods.

     Financing costs consist of expenses incurred to obtain sufficient working capital to continue operations. These expense have primarily consisted of compensation cost for shares of the Company's Common Stock as well as warrants to purchase the Company's Common Stock. Financing costs were $8,934 and $558,491, respectively, for the three and nine month periods ended September 30, 2001 as compared to $192,750 and $472,000, respectively, for the three and nine month periods ended September 30, 2000. A decrease in financing costs during the most recent 3 month period was seen because no new equity was issued during that period. The increase in financing costs over the nine month period is a result of the Company's continued dependence on debt to obtain working capital. Financing costs are expected to remain relatively constant until such time as the Company can reduce its dependence on debt to fund its operations.

     Research and development expenses consist primarily of salaries and related benefits and administrative costs associated with the development of certain components of the Company's integrated information capture and delivery system, as well as development of the Company's standardized disease management programs and the Company's Internet based technology products. Research and development expenses for the three and nine months ended September 30, 2001 were $68,091 and $163,523, respectively, as compared to $73,997 and $237,196, respectively, for the same periods of 2000.

     The Company recorded an investment loss of $200,000 during the three and nine month periods ended September 30,2001. The Company held an investment of Common Stock in a private company (the "Investment") that was recorded at its historical cost of $200,000. The Company has been made aware that the private company to which the Investment relates intends to cease operations. Accordingly, the Company considers the Investment to be other than temporarily impaired and has written off the Investment's entire carrying value of $200,000 as a non-operating expense as of September 30, 2001.

     The Company recorded interest expenses of $107,644 and $293,583, respectively, for the three and nine month periods ended September 30, 2001 as compared to $58,080 and $121,579, respectively, for the three and nine month periods ended September 30, 2000. These expenses are related the Company's debt and are expected to increase steadily until the Company becomes less dependent on debt to fund its operations.

     The Company recorded other income of $10,566 and $11,397, respectively, for the three and nine month periods ended September 30, 2001 as compared to expenses $4,587 and $21,144, respectively, for the same periods of 2000, principally due to receipt of a state tax refund and to the sale of certain assets.

     The Company had a net loss attributable to the common shareholders after preferred stock dividends, of $1,243,861 and $3,842,313, respectively, for the three and nine months ended September 30, 2001 as compared to $1,533,267 and $5,369,044, respectively, for the three and nine month periods ended September 30, 2000 respectively. This represents a net loss per common share of $.41 for the nine month period ended September 30, 2001, as compared to a net loss of $.66 per common share in the same period of 2000. The preferred stock dividends in 2000 include a beneficial conversion feature for the 100,000 shares of Series C Stock of $550,000.

     Liquidity and Capital Resources

     At September 30, 2001 the Company had a working capital deficit of $6,597,133 as compared to $1,375,391 at December 31, 2000. The September 30, 2001 amounts reflect the effects of the Company's continuing losses as well as increased borrowings, $2,500,000 of which was considered to be a long-term liability at December 31, 2000 but is classified as a current liability at September 30, 2001. Since its inception, the Company has primarily funded its operations, working capital needs and capital expenditures from the sale of equity securities and borrowings from directors and external sources.

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

     On March 28, 2001, the Company entered into an Amended and Restated Credit Agreement with Wells Fargo Bank Iowa, N.A., which extended the term of the Company's credit facility to March 31, 2002 under substantially the same terms. Dr. Schaffer and Mr. Pappajohn, two directors of the Company, guaranteed this extension. In consideration for their guarantees, the Company re-priced 625,000 warrants previously granted in connection with prior guarantees to $0.05 per share, effective April 1, 2001. The Company assigned a fair value of $35,735 to the warrants and intends to fully amortize this deferred financing cost using the straight-line method over the 12-month period ending March 31, 2002. The estimated fair value of the re-priced warrants was determined as the difference between (i) the fair market value of the original warrants as of April 1, 2001 using the Black Scholes method and (ii) the fair market value of the re-priced warrants as of April 1, 2001.

     The Company borrowed $2,131,500 for working capital from Mr. Pappajohn during the nine month period ended September 30, 2001. From September 30, 2001 through October 31, 2001, the Company borrowed an additional $265,000 from Mr. Pappajohn. Through October 31, 2001, a total of $3,567,500 has been borrowed from Mr. Pappajohn and Dr. Schaffer, all of which is secured by the assets of the Company. There can be no assurances that Mr. Pappajohn will continue to make funds available to the Company. If such funds are not available, the Company will cease operations.

     The Company held an investment of Common Stock in a private company (the "Investment") that was recorded at its historical cost of $200,000. The Company has been made aware that the private company to which the Investment relates intends to cease operations. Accordingly, the Company considers the Investment to be other than temporarily impaired and has written off the Investment's entire carrying value of $200,000 as a non-operating expense as of September 30, 2001.

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

     On September 28, 2001, the Company issued a press release announcing that the agreement to acquire substantially all the assets of Health Data Solutions and American Care Source was terminated.

     Inflation

     Inflation did not have a significant impact on the Company's costs during the three and nine month periods ended September 30, 2001 and 2000. The Company continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

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

     New Accounting Pronouncements

     During the first quarter of 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company has not identified any derivatives that meet criteria for a derivative instrument and does not participate in any hedging activities. As a result, management of the Company concluded that there was no material effect on the Company's consolidated financial position, results of operations or cash flows resulting from the adoption of SFAS No. 133 in 2001.

     In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which supercedes SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This standard is effective for transfers occurring after March 31, 2001, with certain disclosure requirements effective for the year ending December 31, 2000. Management of the Company has concluded that there was no material effect on the Company's consolidated financial position, results of operations or cash flows resulting from the adoption of SFAS No. 140 at September 30, 2001.

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

     In relation to the operations of Patient Infosystems Canada, fluctuations of foreign currency can impact the Company's net operating results. However, management believes that due to the relative size of its operations in Canada, such impact would not be significant to the consolidated financial statements. The Company currently has no significant investments in foreign currency instruments.

     The balances the Company has in cash or cash equivalents are generally available without legal restrictions to fund ordinary business operations. The Company regularly invests excess operating cash in certificates of deposit and U.S. government bonds and other bonds that are subject to changes in short-term interest rates. Accordingly, the Company believes that the market risk arising from its holding of these financial instruments is minimal. The Company did not make any purchases of available-for-sale securities in the three and nine month periods ended September 30, 2000 and 2001.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

     Borrowing from directors

     The Company borrowed $2,131,500 for working capital from Mr. Pappajohn during the nine month period ended September 30, 2001. From September 30, 2001 through October 31, 2001, the Company borrowed an additional $265,000 from Mr. Pappajohn. Through October 31, 2001, a total of $3,567,500 has been borrowed from Mr. Pappajohn and Dr. Schaffer, all of which is secured by the assets of the Company. There can be no assurances that Mr. Pappajohn will continue to make funds available to the Company. If such funds are not available, the Company will cease operations.


Item 6.  Exhibits and Reports on Form 8-K


     On June 7, 2001, the Company issued a press release concerning the execution of a definitive agreement to acquire substantially all the assets of Health Data Solutions of Brownsburg, Indiana and its affiliate American Care Source of Dallas, Texas.

     On September 28, 2001, the Company issued a press release announcing that the agreement to acquire substantially all the assets of Health Data Solutions and American Care Source was terminated.



Exhibits:
--------

(a)  (11)  Statements of Computation of Per Share Earnings

(b) Incorporated herein by reference in entirety, is a copy of the press release filed with the Commission by the Company on June 7, 2001 as Exhibit
     99.1 of Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 12, 2001



                                              PATIENT INFOSYSTEMS, INC.
                                              (Registrant)


Date: November 12, 2001                      /s/Roger L. Chaufournier
      ------------------------------         -----------------------------------
                                             Roger L. Chaufournier
                                             Director, President and
                                             Chief Executive Officer

Date: November 12, 2001                      /s/ Kent A. Tapper
      ------------------------------         -----------------------------------
                                             Kent A. Tapper
                                             Principal Accounting Officer

Exhibit 11. Statement of Computation of Per Share Earnings

PATIENT INFOSYSTEMS, INC.

                                                       Three Months Ended                     Nine Months Ended
                                                          September 30,                          September 30,
                                                      2001             2000                  2001                2000
                                                ------------     ------------         -------------       -------------
Net loss                                        $(1,221,361)     $(1,510,767)         $ (3,774,813)       $ (4,774,044)
Convertible preferred Stock dividends               (22,500)         (22,500)              (67,500)           (595,000)
                                                    --------         --------              --------           ---------
Net loss attributable to
     Common Stockholders                        $(1,243,861)     $(1,533,267)         $ (3,842,313)       $ (5,369,044)
                                                ------------     ------------         -------------       -------------
Weighted average common shares                   10,956,024        8,209,040             9,365,194           8,106,779
                                                 -----------       ----------            ----------          ---------
Net loss per share - Basic and diluted            $   (0.11)       $   (0.19)           $    (0.41)         $    (0.66)
                                                  ==========       ==========           ===========         ===========