Form 10-K
period 2001-12-31
PATIENT INFOSYSTEMS INC
filed 2002-04-10
CIK 1017813

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                 Annual Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2001

                         Commission File Number: 0-22319

                            Patient InfoSystems, Inc.
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                16-1476509
   (State or Other Jurisdiction of                   (IRS Employer
   incorporation or organization)                    Identification
                                                     No.)
   46 Prince Street
   Rochester, New York                                 14607
   (Address of principal executive offices)          (Zip Code)

       Registrant's telephone number, including area code: (585) 242-7200

 Securities registered pursuant to Section 12(b) of the Exchange Act of 1934:
                                      None.

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: X-Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.


    The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant as of March 31, 2002:

         COMMON STOCK, PAR VALUE, $.01 PER SHARE- Approximately $520,000

             The number of shares outstanding of the issuer's common
                           stock as of March 31, 2002:

              COMMON STOCK, PAR VALUE, $.01 PER SHARE - 10,956,024

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Registrant's 2002 Annual Meeting of Stockholders to be filed prior to April 30, 2002 are incorporated by reference in Part III.

--------------------------------------------------------------------------------

                                     PART I

Item 1. Description of Business.

General


     Patient Infosystems, Inc. (the "Company" or "Patient Infosystems") was incorporated in the State of Delaware on February 22, 1995 under the name DSMI Corp., changed its name to Disease State Management, Inc. on October 13, 1995, and then changed its name to Patient Infosystems, Inc. on June 28, 1996. The Company's principal executive offices are located at 46 Prince Street, Rochester, New York 14607 and its telephone number is 585-242-7200.

     Patient Infosystems is a health management solutions company that integrates clinical expertise with advanced Internet, call center and data management capabilities. Founded in 1995 as a disease management company, the Company has evolved to offer a comprehensive portfolio of products and services designed to improve patient clinical outcomes and quality of life, reduce health care costs, and facilitate patient-provider-payor communication. The Company has three major product lines.

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

     The Company markets its services to a broad range of clients: pharmaceutical and medical equipment and device manufacturers; pharmacy benefit managers ("PBMs"); health care payors, such as managed care organizations ("MCOs"), insurance companies, employer groups and health care providers, including integrated delivery networks ("IDN's").

     During its first two years of operations, the Company emphasized the development of disease management programs, which accounted for a substantial portion of its revenue through 1997. However, since 1998, the Company has devoted resources to the development of other applications of its technology platform, including demand management, patient surveys, outcomes analysis and Internet-based capabilities. These additional products account for nearly 60% of the total revenue of the Company during the 12-month period ended December 31, 2001.


Recent Developments

     In October 2001, one of the Company's customers completed an internal analysis study of the economic and clinical outcomes achieved by the Company's Congestive Heart Failure program. The analysis demonstrated significant improvements in all measures including a 44% reduction in admissions and a 49% reduction in patient days Following the completion of the analysis, that customer increased the number of patients enrolled in the Company's program by 103%. No assurances can be given that increased enrollment by this customer will continue, nor that sufficient new patients would be enrolled by this customer, if any, to have a material effect on the Company's financial position.

     In October 2001, the Company launched a product designed for the self-insured union health funds. The product offers the Company's demand and disease management products integrated with case management from a strategic partner. In December 2001, the first customer initiated services. The first three months of operation demonstrated a significant return on investment. While additional new customers are being pursued, no assurances can be given that any additional new customers may result from these efforts, nor that any such customers will have a material effect on the Company's financial condition.

     In February 2002, the Company accepted the resignation of Carl Korht, PhD, as a director of the Company, effective April 1, 2002. This resignation was for personal reasons and no dispute with the Company was cited.

     On March 25, 2002, Messrs. John Pappajohn and Derace Shaffer, directors of the Company, made a commitment to the Company to obtain the operating funds that the Company believes would be sufficient to fund its operations through December 31, 2002 based upon an operational forecast for the Company. As with any forward-looking projection, no assurances can be given concerning the outcome of the Company's actual financial status given the substantial uncertainties that exist. There can be no assurances given that Messers. Pappajohn or Schaffer can raise either the required working capital through the sale of the Company's securities or that the Company can borrow the additional amounts needed.


Information Capture, Delivery and Analysis Technologies Utilizing the Internet

     The Company's technology platform integrates an advanced telephone system, high-speed data processing and analysis capability, demand publishing, information distribution capabilities and behavior modification-based compliance algorithms with a real time Internet on-line communication system. The system utilizes its call center and Internet technology to communicate directly with the patient at home as well as with payors and providers in order to gather and deliver relevant patient data. Depending on a patient's response, situation-specific algorithms are applied to target future questions and thus help customize the collection of data.

     The Company's system analyzes and prepares the captured data for automatic delivery to the payor, provider and patient using its Internet and demand publishing capabilities. The Company's Internet capabilities enable the Company's systems to interface on a real-time basis with patients, payors and providers. Demand publishing technology enables the creation of highly individualized reports by inserting stored graphic images and text that can be customized for race, gender and age. These reports are also customized to the patient's specific situation, and the system can utilize the information received during contacts with the patient to customize the content of the report. The data relevant to the separate report for health care providers is formatted to be automatically transmitted via mail, fax or Internet.

     Each contact with a patient contributes to the establishment of a longitudinal database, which can be analyzed to provide information about treatment modalities for patients, providers and payors. The Company's system is designed to analyze patient compliance to prescribed treatment regimens and gather additional clinical information so that the patient's caregivers can develop improvements in such regimens.


Internet Capabilities

     In 1999, the Company acquired substantially all the assets of HealthDesk Corporation ("HealthDesk"), a consumer healthcare software company that focuses on general health and chronic disease management through ongoing-targeted support for patients, families and caregivers. The acquired assets include HealthDesk OnLine and HealthDesk OnLine for Diabetes, which are both accessible through the Internet and on CD-ROM. The Company also acquired HealthDesk's Care Team Connect product, which is accessible over the Internet and provides a communication mechanism to caregivers. The Company uses the core technologies associated with these products to support the Company's other programs, which include the case management support system, disease management, demand management, patient surveys and clinical studies.


Integrated Disease Management System

     The Company's primary application of its integrated information capture and delivery technology is its integrated disease management system. This system is designed to provide caregivers with the ability to cost-effectively monitor a patient's condition and behavior while the patient is between physician consultations. The Company believes that this system will permit caregivers to improve patient compliance and, as a consequence, improve patient outcomes.

     The Company's disease management programs are developed for targeted diseases on both a customized or standardized basis. The Company's disease management system has four major components.

     First, using a panel of medical and clinical experts, the Company develops a disease-specific patient intervention and compliance program that includes a template for the integration of each patient's history, current medical status and treatment protocol. The panel identifies guidelines for generally accepted treatment protocols and diagnostic interventions for particular diseases and then uses these guidelines to determine an intervention protocol and the information to be gathered from the patient.

     Second, when a patient is enrolled, a limited patient history is obtained, which may include the histories of the chronic illness, medications, and surgical procedures as well as other information deemed relevant by the disease-specific compliance program. This information is included in the Company's database for each patient and is used to create the reports that are distributed to the patient's health care provider and payor as well as the patient.

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

     The Company's demand publishing and Internet technology further support the Company's disease management programs. These technologies enable the Company to provide personalized behavior modification and educational materials to patients in addition to individual patient reports, which may include pictures, diagrams and informative discussions relating to the treatment course intended to modify or reinforce certain behaviors. At the same time, individual patient reports are provided to the health care provider. These reports are more factual in nature and contain the relevant clinical and behavioral information that has been gathered. On a routine basis, the Company can provide summary information to the patient's health care payor with respect to patient progress and activity. During 2001, all of the program summary reporting for its customers was made available through the Internet.

Patient Infosystems Products

     The Company's product offerings fall into four major categories:

o    "CareSense" disease management and compliance programs
o    "ForeQuest" patient survey programs
o    "Nurse 411" demand management programs
o    Internet-based products and services


"CareSense" disease management and compliance programs

     The Company develops customized disease management and risk assessment programs in conjunction with a number of its customers, as well as standardized disease management programs for a variety of customers. The Company's customer agreements for its customized programs generally provide for some form of development fees to be paid to the Company upon the achievement of certain milestones. In addition, the agreements for customized disease management programs may provide for some form of exclusivity period, during which the Company is prohibited from engaging or participating in other projects involving the specific disease target that is the subject of that program. The exclusivity periods extend until, in general, a certain date or certain period following the achievement of a specified milestone in the development or implementation of the program. As the Company's products have matured, development fees have declined and the need to grant exclusivity has decreased. The Company enrolled its first patients in a disease management program in October 1996, and has enrolled more than 496,000 patients in those programs through February 2002. The Company and its customers have had limited success in sustaining enrollment of substantial numbers of patients.

     The Company's customer agreements, which are typically terminable without cause by either party, require payment to the Company of operational fees. The amount of the program operational fee generally varies with the length, complexity and frequency of patient contacts as dictated by the respective program protocols. Patient enrollment in each of the Company's programs will depend upon the identification and referral by the Company's customers of patients to the Company's system, which will vary from program to program.

     The Company's "CareSense" programs are:


     Asthma

     The Company has developed disease management programs for asthmatic patients that have been marketed to payors and other participants in the health care industry, and such programs have been provided to patients since 1997. Through February 2002, the Company has had approximately 15,000 patients participate in these programs through separate service agreements with nine different health care companies


     Congestive Heart Failure

     The Company has services agreements with Bristol-Myers and Astra-Zeneca to develop, implement and operate disease management programs to aid in the treatment of patients suffering from congestive heart failure. The Company has completed the development of the program in the English and Spanish languages. These programs have been provided to patients since 1997, and through February 2002, the Company has had approximately 18,700 patients participate in the programs.

     Diabetes

     The Company has developed disease management programs for diabetic patients that have been marketed to payors and other participants in the health care industry. Bristol-Myers, along with four other entities, have retained the Company to provide disease management programs for patients who are suffering from diabetes and are enrolled in health care programs for which these companies provide services. These programs have been provided to patients since 1997, and through February 2002, the Company has had approximately 10,700 patients participate in these programs.


     Secondary Cardiovascular Disease

     The Company has entered into a services agreement with Bristol-Myers to develop, implement and operate a disease management program relating to the prevention of cardiovascular sequelae in patients who have recently experienced certain cardiovascular illnesses or treatments such as angina, cardiac bypass surgery or myocardial infarction. The Company has completed the development of this program in both the English and Spanish languages. This program has been provided to patients since 1997, and through February 2002, the Company has had approximately 500 patients participate in this program.


     Hypertension

     The Company has developed a compliance program for patients with hypertension that has been marketed to payors and other participants in the health care industry. Bristol-Myers and RxAmerica have each retained the Company to provide this compliance program for patients who are suffering from hypertension and are enrolled in health care programs for which these companies provide services. Through February 2002, approximately 830 patients have participated in this program.

Program Re-designs

     During 2001 the Company took on a major project to re-design each of its CareSense products in order to be more responsive to the market. Specific changes to the programs, which are now in the development phase, include: targeted interventions by severity of the patient's disease; introduction of additional clinical content and inclusion of the NURSE411 Demand Management service as a 24 hour nurse help line.

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


Pharmaceutical and Medical Equipment Support Programs

     The Company has delivered custom programs sold to pharmaceutical and medical device manufacturers that are intended to add value to their direct to consumer marketing efforts. The Company has been retained by Bristol-Myers, Astra-Zeneca, Janssen and Abbott to develop and operate programs that support specific products in the areas of diabetes, anxiety, prostatis and others. As of February 2002, approximately 32,000 patients have participated in these programs. In October 2000, the Company was retained by Urologix, Inc. to develop and operate a Prostate Care Center to provide telephonic and Internet support for their direct to consumer advertising campaign. During the 1-year term of the Urologix agreement 1,460 men participated in this program.

"Nurse 411" demand management programs

     Demand management involves assisting providers in evaluating patient treatment needs to identify those patients who may not require immediate or intensive services. The goal of demand management is to reduce the need for and use of costly, often clinically unnecessary, medical services and arbitrary managed-care interventions while improving the overall quality of life of patients. The Company believes that its system can be used to provide automated or semi-automated demand management services. During 2000, the parent company of Kentucky Medicaid (CHA HMO), a customer of the Company since 1997, made a strategic decision to leave the Medicaid market sector. The Company continues to provide and expand service to CHA HMO for commercial insurance. The Company is currently providing demand management to approximately 100,000 enrollees for CHA HMO, Inc., Health Right and other clients.


"ForeQuest" patient survey programs

     Organizations in many different areas of the health care industry survey users regarding their products and services for a variety of reasons including regulatory, marketing and research purposes. The Company's information systems, with their ability to proactively contact patients in a cost-efficient manner, may be used for this type of application. The Company has developed a series of automated surveys ranging from general health to disease specific instruments. The product line includes surveys for NCQA, CAHPS; reminder surveys for HEDIS measures; SF-12; child health questionnaire; patient satisfaction; asthma;
diabetes; back pain; depression; maternity; and the Pra Plus for elderly populations. Through February 2002, approximately 418,000 patients have participated in these survey programs.


Internet-based products and services

     The Company's Case Management Support System ("CMSS") is an Internet-based software product that is used by case management organizations. The customer's case managers access the system using an approved browser and Internet Service Provider ("ISP") connection. (Browser and ISP are not supplied by Patient Infosystems.) The system enables care managers to effectively interface with, and utilize, Patient Infosystems' "CareSense" and "ForeQuest" intervention programs for patient care planning and implementation improves case managers efficiency and productivity. Additionally, the CMSS provides the case management organization's management with a reporting tool and a case distribution and documentation tool that can be used to better monitor and manage case management activity. Patient Infosystems licenses it's CMSS software and operating system to customers who agree to an initial license fee plus ongoing user and support fees. Through February 2002, the Company has sold two CMSS contracts that have two-year and four-year terms respectively.


Other Applications of the Integrated Information Capture and Delivery Technology


Outcomes Analysis

     The Company expects to utilize aggregate information gathered from patients enrolled in its programs to serve two purposes. First, information regarding treatment results, success of the compliance program and patient reaction to differing treatments or compliance protocols may be used by the Company to further improve each disease-specific compliance program. Second, this information may be used by payors, pharmaceutical companies and health care providers to assist in the development of improved treatment modalities. The Company has developed analytical methodologies using database management and information technologies.

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


Sales and Marketing

     Through 1997, the Company's efforts focused primarily on the development of disease management programs. Beginning in 1998, the Company began aggressively marketing the other services that its technology platform can provide including demand management, patient surveys, pharmaceutical support programs and outcomes analysis. The Company markets its integrated disease management system to organizations within the health care industry that are involved in the treatment of disease or payment of medical services for patients who require complex or long-term medical therapies. These industry organizations include five distinct groups: pharmaceutical and medical equipment manufacturers, health care providers, pharmacy benefits managers, health care payors and employer groups. In July 2000, the Company entered into an agreement with USI Administrators, Inc., along with several of its subsidiaries (collectively known as "USI"), one of the country's largest third party administrators (TPA's), to co-market its products and services to USI's potential employer client base. Similar agreements have been executed with Health Data Solutions and Future Health. Health Data Solutions is a company that provides claims processing services and ancillary network referral services to provider networks, managed care organizations, and TPA's. The Company currently employs a sales and marketing staff of two persons to market the Company's systems. In addition, the senior members of the Company's management are actively engaged in marketing the Company's programs. Future Health is a population risk management company that provides risk identification case management, utilization management and disease management, primarily for self funded employer groups.

     Studies have been conducted to document the clinical and cost benefits that result from the application of its integrated information capture and delivery system. The results of these studies are being used to supplement the Company's marketing efforts. The Company intends to continue to promote the benefits of its products through press releases, direct marketing and possibly through publication in clinical journals and presentations at scientific conferences referencing the favorable near term-results of these studies. To date, these studies have pertained to the Company's asthma, diabetes and congestive heart failure programs.

Research and Development

     Research and development expenses consist primarily of salaries, related benefits and administrative costs allocated to the Company's research and development personnel. These personnel are actively involved in the conversion of the Company's technology platform to a fully web-enabled design. Research and development costs have decreased as the Company has completed the development of its primary disease management programs. The Company anticipates that research and development expenses will remain relatively constant in future periods as the Company continues its internal process to update its products.

     The development and maintenance of the telecommunications and demand publishing systems through which the Company operates its integrated information capture and delivery system is a major component of its business. The communications and information technology industries are subject to rapid and significant technological change, and the ability of the Company to operate and compete is significantly dependent on its ability to update and enhance its system continuously. In order to do so, the Company must be able to effectively utilize its research and development capabilities and implement new technology in order to enhance its systems. At the same time, the Company must not jeopardize its ability to contact patients and to process and publish patient information or adapt to customer preferences or needs. There can be no assurance that the Company will be able to develop and implement technological changes to its system. The Company maintains a significant investment in its technology, and therefore is subject to the risk of technological obsolescence. If the Company's technology were rendered obsolete, the Company's business and operating results would be materially adversely affected.

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

Working Capital Shortfalls; Urgent Need for Working Capital, Possible Cessation of Operations, Qualified Auditors' Opinion;

     The Company has never earned profits and has been dependent upon its initial public offering, private placements of its equity securities and debt, through which the Company has raised over $25 million to date, to fund its working capital requirements. The Company incurred an operating loss of approximately $4 million for the year ended December 31, 2001 and had an approximate $4.69 million deficit in working capital and a shareholders' deficit of approximately $6.36 million at December 31, 2001. Since September 2000, the Company's operations have been supported substantially by loans from certain directors of the Company. On March 25, 2002, Messrs. Pappajohn and Shaffer made a commitment to the Company to obtain the operating funds that the Company believes would be sufficient to fund its operations through December 31, 2002 based upon an operational forecast for the Company. As with any forward-looking projection, no assurances can be given concerning the outcome of the Company's actual financial status given the substantial uncertainties that exist. There can be no assurances given that Messers. Pappajohn or Schaffer can raise either the required working capital through the sale of the Company's securities or that the Company can borrow the additional amounts needed. If it is unable to identify additional sources of capital, the Company will be required to cease operations. As a result of the above, the Independent Auditors' Report on the Company's consolidated financial statements appearing at Item 8 includes an emphasis paragraph indicating that the Company's recurring losses from operations, negative working capital and stockholders' deficit raise substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

History of Operating Losses; Continued Limited Patient Enrollment

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

     The Company's prospects must be considered in light of the numerous risks, expenses, delays and difficulties frequently encountered in an industry characterized by intense competition, as well as the risks inherent in the development of new programs and the commercialization of new services particularly given its failure to date to operate profitably. There can be no assurance that the Company will achieve recurring revenue or profitability on a consistent basis, if at all.

     In October 1996, the Company began enrolling patients in its first disease management program and only began substantial patient contacts during 1998. The Company currently has patients enrolled in five of its disease-specific programs. Through February 2002, an aggregate of approximately 650,000 persons have been enrolled in Company programs. However, the Company has never been able to enroll a sufficient number of patients to cover the cost of its programs. The participation of patients in the Company's programs has been limited by several factors, including the limited ability of clients to provide the Company with accurate information with respect to the specific patient populations, including coding errors that necessitated extensive labor-intensive data processing prior to program implementation. In addition, the Company has encountered resistance from patients and other sources of information to the Company's systems.

Consequences of the Need to Raise Additional Working Capital;

     In connection with their financing the Company's operations, Messers Pappajohn and Schaffer have been granted warrants to purchase 625,000 shares of common stock at an aggregate price of $0.05 per share and have been awarded 2,319,156 shares of common stock over the last 2 years. As the Company seeks additional financing or purchases, it is likely that it will issue a substantial number of additional shares that may be extremely dilutive to the current stockholders. As a result, the value of outstanding shares of common stock could decline further.


Resignations of Directors; Management

     In March 2001, Dr. Barbara McNeil, a director of the Company, resigned effective April 15th 2001. In February 2002, Carl Korht, a director of the Company, resigned effective April 1, 2002. None of the foregoing individuals cited any dispute with the Company and all such individuals indicated that their reasons for departing from the Company were personal.

     No assurance can be given that the Company's current or future members of management will be able to operate the business of the Company effectively.


Terminability of Agreements; Exclusivity Provisions

     The Company's current services agreements with its customers generally automatically renew and may be terminated by those customers without cause upon notice of between 30 and 90 days. In addition, the Company has given Bristol-Myers a right of first refusal in responding to any third party's request for proposal where the Bristol-Myers sponsored programs may be offer by the Company, and has agreed not to resell these programs to any of Bristol-Myers pharmaceutical competitors. In general, customer contracts may include significant performance criteria and implementation schedules for the Company. Failure to satisfy such criteria or meet such schedules could result in termination of the agreements.


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

     In addition, on August 21, 1996 Congress passed the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), P.L. 104-191. This legislation requires the Secretary of the Department of Health and Human Services to adopt national standards for electronic health transactions and the data elements used in such transactions. The Secretary is required to adopt safeguards to ensure the integrity and confidentiality of such health information. Violation of the standards is punishable by fines and, in the case of wrongful disclosure of individually identifiable health information, imprisonment. The Secretary is in the process of promulgating and publishing proposed rules addressing the standards, however, no final rules have been adopted to date. Final rules were adopted during 2001, the implementation time line extends into 2003. Although the Company intends to comply with all applicable laws and regulations regarding medical information privacy, failure to do so could have an adverse effect on the Company's business.

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


Significant Customer Concentration

     During 2000, a significant customer ceased operation of services supplied by the Company, which had a material adverse effect on the results of operations. As of December 31, 2001, the Company now has more customers than it did at December 31, 1999 or 2000. While the customer base is more diverse there is still a significant concentration of the Company's business in a small number of customers, with several of the Company's most significant contracts being with Astra-Zeneca, CHA Health and Independence Blue Cross. The Company expects that its sales of services will be concentrated in a small number of customers for the foreseeable future. Consequently, the loss of any one of its customers could have a material adverse effect on the Company and its operations. There can be no assurance that customers will maintain their agreements with the Company, enroll a sufficient number of patients in the programs developed by the Company for the Company to achieve or maintain profitability, or that customers will renew their contracts upon expiration or on terms favorable to the Company.

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


Control of the Company

     The Company is controlled by the executive officers, directors and certain stockholders of the Company who beneficially own in the aggregate approximately 67% of the outstanding Common Stock. As a result of such ownership, these stockholders, in the event they act in concert, will have control over the management policies of the Company and all matters requiring approval by the stockholders of the Company, including the election of directors.


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

Employees

     As of March 31, 2002, the Company had 45 full and part-time employees.

Financial Information

     For financial information concerning the Company, see the financial statements and the notes thereto included elsewhere herein.


Item 2. Description of Properties.

     The Company's executive and corporate offices are located in Rochester, New York in approximately 5,000 square feet of leased office space under an operating lease that expires on June 30, 2002.

         The Company believes its plants and facilities are suitable and adequate, and have sufficient productive capacity, to meet its current needs.


Item 3. Legal Proceedings.

     Neither the Company nor any of its subsidiaries is a party to any material legal proceedings.


Item 4. Submission of Matters To A Vote Of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2001.

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

                             High         Low
       1999
       First Quarter         $2.81        $1.31
       Second Quarter        $2.88        $2.13
       Third Quarter         $3.00        $1.88
       Fourth Quarter        $3.00        $1.38

       2000
       First Quarter         $4.81        $1.25
       Second Quarter        $2.13        $0.53
       Third Quarter         $0.97        $0.28
       Fourth Quarter        $0.56        $0.13

       2001
       First Quarter         $0.20        $0.09
       Second Quarter        $0.43        $0.06
       Third Quarter         $0.29        $0.17
       Fourth Quarter        $0.17        $0.04

(b)  Holders

     The approximate record number of holders of the Company's common stock as of March 31, 2002 is 69. However, the Company believes that there are in excess of 750 beneficial holders of Common Stock of the Company.

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

     In 2001, the Company borrowed $2,736,500 from Mr. Pappajohn in the form of demand notes secured by the assets of the Company. The Company anticipates that it will need to borrow additional funds before it can secure capital through the issuance of additional securities. From January 1, 2002 through March 31, 2002, an additional $416,000 has been borrowed from Mr. Pappajohn under substantially the same terms. On March 25, 2002, Messrs. Pappajohn and Shaffer made a commitment to the Company to obtain the operating funds that the Company believes would be sufficient to fund its operations through December 31, 2002 based upon an operational forecast for the Company. As with any forward-looking projection, no assurances can be given concerning the outcome of the Company's actual financial status given the substantial uncertainties that exist. There can be no assurances given that Messers. Pappajohn or Schaffer can raise either the required working capital through the sale of the Company's securities or that the Company can borrow the additional amounts needed.

Item 6. Selected Financial Data.

                                                                Year Ended December 31,
                                             2001          2000          1999         1998          1997
Statement of Operations Data:
Revenues                                 $1,586,443    $2,139,262    $3,545,207   $2,344,072    $2,062,373
Costs and expenses:
  Cost of sales                            2,420,151     3,906,010     5,219,562    4,011,710     2,574,214
  Sales and marketing                        813,975     1,425,990     2,809,554    1,929,525     1,853,224
  General and administrative               2,028,804     2,329,585     1,916,003    1,490,210     1,244,287
  Research and development                  190,731       305,543       967,365      298,686       489,115

    Total costs and expenses              5,453,661     7,967,128    10,912,484    7,730,131     6,160,840

Operating loss                           (3,867,218)   (5,827,866)   (7,367,277)  (5,386,059)   (4,098,467)

Other (expenses) income                    (598,087)     (211,340)     (250,897)     556,592       835,116

NET LOSS                                 (4,465,305)   (6,039,206)   (7,618,174)  (4,829,467)   (3,263,351)

  Convertible preferred stock dividends     (90,000)     (617,500)         -            -             -

NET LOSS ATTRIBUTABLE TO
 COMMON SHAREHOLDERS                    $(4,555,305)  $(6,656,706)  $(7,618,174) $(4,829,467)  $(3,263,351)

Net loss per share - basic and diluted       $(0.47)       $(0.82)       $(0.95)      $(0.60)       $(0.41)

Weighted average
  common shares outstanding               9,770,501     8,135,635     8,032,533    8,018,398     7,980,094

                                                                    Year Ended December 31,
                                              2001           2000          1999          1998           1997
Balance Sheet Data:
Cash and cash equivalents                    $29,449        $28,231      $489,521    $6,316,955       $779,317
Working capital                          (4,686,322)    (1,375,391)       414,132     7,992,894     13,242,387
Total assets                               1,222,133      2,292,244     3,844,395    10,519,727     15,036,473
Long term obligations                      2,500,000      2,500,000       500,000           -              -
Total liabilities                          7,578,011      4,481,225     1,427,732       894,339        587,728
Total stockholders' (deficit) equity     (6,355,878)    (2,188,981)     2,416,663     9,625,388     14,448,745

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Management's discussion and analysis provides a review of the Company's operating results for the years ended December 31, 2001, 2000 and 1999, and its financial condition at December 31, 2001. The focus of this review is on the underlying business reasons for significant changes and trends affecting the revenues, net losses, and financial condition of the Company. This review should be read in conjunction with the accompanying consolidated financial statements.

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

Overview

     The Company was formed on February 22, 1995. Although the Company has completed the development of its integrated information capture and delivery system and has developed several disease management programs for specific diseases, the Company is continuing to refine its products for additional applications. In October 1996 the Company began enrolling patients in its first disease management program and began substantial patient contacts during 1998. Also in 1998, the Company expanded its products offered to include demand management and health related surveys. The Company currently has patients enrolled in more than 30 of its disease-specific, demand management or survey programs. Through February 2002, an aggregate of over 496,000 persons have been enrolled or participated in Company programs. However, the Company has never been able to enroll a sufficient number of patients to cover the cost of its programs. The enrollment of patients in the Company's programs has been limited by several factors, including the limited ability of clients to provide the Company with accurate information with respect to the specific patient populations, including coding errors that necessitated extensive labor-intensive data processing prior to program implementation.

     In response to these market dynamics, the Company has taken several tactical and strategic steps including, formal designation of internal personnel at customer sites to assist clients with implementation; closer integration of Company systems personnel with clients to facilitate accurate data transfers; promotion of a broader product line to enable clients to enter the Company's disease management programs through a variety of channels; fully integrating demand, disease and case management services to facilitate internal mechanisms for patent referrals and providing the customers access and control over their patient's confidential information though targeted use of Internet technology. The Company's demand management services and automated surveys (general health and disease-specific), can provide mechanisms for enrollment to the Company's disease management programs. The Company continues to develop capabilities or relationships that will enable its customers to more effectively leverage the data stored in their legacy systems. Nevertheless, no assurance can be given that the Company's efforts will succeed in increasing patient enrollment in Company programs.

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

     During 2001, the Company continued efforts to reduce costs through structural changes in its operation: closing a facility and a further reduction of staff. These changes have reduced the Company's loss before depreciation and amortization from $4.7 million for the 12-month period ended December 31, 2000 to $3.7 million for the same period of 2001.

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

     During  2001,  the  Company  felt the  pressure of severe  working  capital shortfalls. The Company's available cash had been reduced to a level that substantially limits its operations. Although the Company established lines of credit in the amount of $2.5 million, raised $1 million in equity in 2000 and issued $3.9 million in demand notes, the Company is continuing to incur losses and must identify substantial additional capital to sustain its operations. The Company's operations are currently being funded by loans being made on a monthly basis by a director of the Company. On March 25, 2002, Messrs. Pappajohn and Shaffer made a commitment to the Company to obtain the operating funds that the Company believes would be sufficient to fund its operations through December 31, 2002 based upon an operational forecast for the Company. As with any forward-looking projection, no assurances can be given concerning the outcome of the Company's actual financial status given the substantial uncertainties that exist. There can be no assurances given that Messers. Pappajohn or Schaffer can raise either the required working capital through the sale of the Company's securities or that the Company can borrow the additional amounts needed. In such instance, if the Company is unable to identify any additional sources of capital, it will likely be forced to cease operations. As a result of the above, the Independent Auditors' Report on the Company's consolidated financial statements appearing at Item 8 includes an emphasis paragraph indicating that the Company's recurring losses from operations, negative working capital and stockholders' deficit raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     Interest under the Line of Credit is the prime rate of interest established by Norwest or, at the Company's election, the LIBOR Rate Option. The principal and any unpaid interest under the line of Credit are due and payable on March 31, 2003. There is a commitment fee of 0.25% per annum on the average daily unused amount of the Line of Credit to be paid quarterly in arrears beginning June 30, 2001. In conjunction with the Line of Credit, the Company granted to Norwest a security interest in all of the Company's assets.

     In consideration of the Original Guarantees, the Company granted to each of Messers. Pappajohn and Schaffer warrants to purchase 187,500 shares of the Company's Common Stock at an exercise price of $1.5625 per share, which was the closing price of the Company's Common Stock on December 28, 1999. In consideration of the Additional Guarantees, the Company granted to each of Messers. Pappajohn and Schaffer warrants to purchase 125,000 shares of the Company's Common Stock at an exercise price of $2.375 per share, which was the closing price of the Company's Common Stock on March 21, 2000.

     On March 28, 2001, the Company entered into an Amended and Restated Credit Agreement with Wells Fargo Bank Iowa, N.A., which extended the term of the Company's credit facility to March 31, 2002 under substantially the same terms. Dr. Schaffer and Mr. Pappajohn, two directors of the Company, guaranteed this extension. In consideration for their guarantees, the Company re-priced 625,000 warrants previously granted in connection with prior guarantees to $0.05 per share, effective April 1, 2001. The fair value of these re-priced warrants is $35,735. The estimated fair value of the re-priced warrants was determined using the Black Scholes method.

     On March 28, 2002, Wells Fargo Bank, N.A. extended the term of the credit facility to March 31, 2003 under substantially the same terms. Dr. Schaffer and Mr. Pappajohn also guaranteed this extension. As of the date of this filing, there has been no compensation for the continued guarantee. It is likely that there will be some form of compensation during 2002 in connection with the extended guarantee.

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

     In 2001, the Company borrowed $2,736,500 from Mr Pappajohn in the form of demand notes, secured by the assets of the Company. The Company anticipates that it will need to borrow additional funds before it can secure additional capital through the issuance of additional securities. Between January 1, 2002 and March 31, 2002, an additional $416,000 has been borrowed from Mr. Pappajohn under substantially the same terms. On March 25, 2002, Messrs. Pappajohn and Shaffer made a commitment to the Company to obtain the operating funds that the Company believes would be sufficient to fund its operations through December 31, 2002 based upon an operational forecast for the Company. As with any forward-looking projection, no assurances can be given concerning the outcome of the Company's actual financial status given the substantial uncertainties that exist. There can be no assurances given that Messers. Pappajohn or Schaffer can raise either the required working capital through the sale of the Company's securities or that the Company can borrow the additional amounts needed.

     On June 6, 2001, the Company issued a total of 2,319,156 shares of unregistered Common Stock to Mr. Pappajohn and Dr. Schaffer in consideration for their continued extension of loans. Based upon recent trading of the Company's Common Stock at the time of issuance, the Company assigned a fair market value of $0.15 per share or a total of $347,873 to these unregistered shares and recognized this amount as an operating expense in June of 2001.

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Revenues

     Revenues are comprised of revenues from operations fees, development fees and licensing fees. Revenues decreased 25.8% from $2,139,262 for the year ended December 31, 2000 to $1,586,443 for the year ended December 31, 2001. A summary of these revenues by category, is as follows for the years ended December 31:

Revenues                   2001          2000
                       ----------    ----------
Operations Fees        $1,386,311    $1,941,810
Development Fees           78,632        81,626
Licensing Fees            121,500       115,826
                       ----------    ----------
Total                  $1,586,443    $2,139,262
                       ==========    ==========

     Revenues from operations fees decreased 28.6% from $1,941,810 for the year ended December 31, 2000 to $1,386,311 for the year ended December 31, 2001. Operations revenues are generated as the Company provides services to its customers for their disease-specific programs, patient surveys, health risk assessments, patient satisfaction surveys, physician education programs and marketing support programs. Operations revenues decreased in 2001 due to termination of Medicare products by two of the Company's key customers and completion of two pharma projects that generated substantial revenue in the first half of 2000, but made immaterial contribution during 2001.

     Revenues from development fees decreased 3.7% from $81,626 for the year ended December 31, 2000 to $78,632 for the year ended December 31, 2001. In 2000, the Company received development revenues from a variety of customers for creation of or modification to specific programs. The Company has completed substantially all services under these agreements and is primarily receiving revenues in connection with the enhancement of its existing programs.
Development revenues include clinical, technical and operational design or modification of the Company's primary disease management programs. Development revenues have declined from year to year since the year ended December 31, 1997, as the Company reduced the amount of development work it has performed for its customers. The Company anticipates that revenue from development fees will continue to decline unless the Company enters into new development agreements.

     Revenues from licensing fees increased 4.9% from $115,826 for the year ended December 31, 2000 to $121,500 for the year ended December 31, 2001. Licensing revenue represents amounts that the Company charges its customers, either on a one-time only or continuing basis, for the right to enroll patients in or the right to license other entities certain of its programs, primarily the Company's Internet-based Case Management Support System product line. The Company has not entered into any new licensing contracts and a substantial portion the initial license fees for the existing contracts have been collected. The company anticipates that revenue from licensing will decrease in future periods unless new license agreements are signed.

     Costs and Expenses

     Cost of sales includes salaries and related benefits, services provided by third parties, and other expenses associated with the development of the Company's customized disease state management programs, as well as the operation of each of its disease state management programs.

     Cost of sales decreased 38% from $3,906,010 for the year ended December 31, 2000 to $2,420,151 for the year ended December 31, 2001. The decrease in these costs primarily reflects a decreased level of operational activities and the full year realization of program development cost reductions initiated during last few months of 2000.

     Sales and marketing expenses decreased 42.9% from $1,425,990 for the year ended December 31, 2000 to $813,975 for the year ended December 31, 2001. These costs consist primarily of salaries, related benefits and travel costs, sales materials and other marketing related expenses. Decreased spending in this area is attributable to the Company's efforts to reduce costs and to its limited available capital, resulting in a smaller sales and marketing staff and increased dependence on marketing partners during the year ended December 31, 2001. It is anticipated that the Company will need to invest heavily in the sales and marketing process in future periods if funds are available. To the extent that the Company has limited funds available for sales and marketing, or cannot leverage its marketing partnerships adequately, it will likely be unable to invest in the necessary marketing activities to generate substantially greater sales.

     General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operating expenses of the Company. General and administrative expenses decreased 12.9% from $2,329,585 for the year ended December 31, 2000 to $2,028,804 for the year ended December 31, 2001. The decrease in these costs was caused by the reduction in the amortization of in debt issuance and other financing costs related to funding operations and pay decreases for officers of the Company. Without the financing cost, general and administrative expense would have decreased 12.2% from $1,664,835 for the year ended December 31, 2000 to $1,461,379 for the year ended December 31, 2001. The Company expects that general and administrative expenses will remain relatively constant in future periods, but may experience fluctuations due to uncertainties related to financing costs.

     Research and development expenses consist primarily of salaries and related benefits and administrative costs allocated to the Company's research and development personnel for development of certain components of its integrated information capture and delivery system, its Internet-based software products and its standardized disease state management programs. Research and development expenses decreased 37.6% from $305,543 for the year ended December 31, 2000 to $190,731 for the year ended December 31, 2001. The decrease in research and development expenses reflects the transition of the Company's investment into Internet technology into operational systems during 2001.

     Other Income/Expense is comprised of interest income and losses on investments. The net totals are as follows for the years ended December 31:

                                          2001        2000
                                     -----------  -----------
              Interest expense       $ (410,063)  $ (190,997)
              Other income (expense)
                Other                    11,976     (20,343)
                ReCall                 (200,000)        -
                                     -----------  -----------
              Total Expense          $ (598,087)  $ (211,340)
                                     ===========  ===========

     Interest expense is due to debt. Interest expense increased to $410,063 for the year ended December 31, 2001 from $190,997 for the year ended December 31, 2000. The increase in interest expense reflects the increased debt required to fund operations.

     The other expense for the year ended December 31, 2001 consists primarily of an impairment of an investment. In September of 2001 the Company was notified that Recall Services, Inc. was ceasing operations and declared its $200,000 investment in Recall Services, Inc. impaired.

     The Company had no tax expense in 2001 because, in part, to recording a full valuation allowance to reduce its deferred tax assets. The Company's deferred tax assets consist primarily of the tax benefit associated with its net operating loss carryforwards.

     Management of the Company has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets. The valuation allowance reduces deferred tax assets to zero, which represents management's best estimate of the amount of such deferred tax assets that more likely than not will be realized.

     For the year ended December 31, 2001, the Company declared $90,000 in dividends on convertible preferred stock. On March 31, 2000, the Company completed a private placement of 100,000 shares of newly issued Series C 9% Cumulative Convertible Preferred Stock ("Series C"), raising $1,000,000 in total proceeds. These shares can be converted into Common Stock at a rate of 8 shares of Common Stock to 1 share of Series C Preferred Stock. Each Series C share has voting rights equivalent to 8 shares of Common Stock (800,000 shares). The proceeds from this issuance have been used to support the Company's operations.

     The Company had a net loss attributable to common stockholders of $4,555,305 for the year ended December 31, 2001, compared to $6,656,706 for the year ended December 31, 2000. This represents a loss of $.47 per basic and diluted share for 2001 and $.82 for 2000.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Revenues

     Revenues are comprised of revenues from operations fees, development fees and licensing fees. Revenues decreased 39.7% from $3,545,207 for the year ended December 31, 1999 to $2,139,262 for the year ended December 31, 2000. A summary of these revenues by category, is as follows for the years ended December 31:

Revenues                          2000           1999

Operations Fees              $ 1,941,810    $ 3,270,900
Development Fees                  81,626        227,307
Licensing Fees                   115,826         47,000
                             -----------    -----------
Total                        $ 2,139,262    $ 3,545,207
                             ===========    ===========


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

     Cost of sales decreased 25.2% from $5,219,562 for the year ended December 31, 1999 to $3,906,010 for the year ended December 31, 2000. The decrease in these costs primarily reflects a decreased level of program development and operational activities.

     Sales and marketing expenses decreased 49.2% from $2,809,554 for the year ended December 31, 1999 to $1,425,990 for the year ended December 31, 2000. These costs consist primarily of salaries, related benefits and travel costs, sales materials and other marketing related expenses. Decreased spending in this area is attributable to the Company's efforts to reduce costs and to its limited available capital, resulting in a smaller sales and marketing staff during the year ended December 31, 2000. It is anticipated that the Company will need to invest heavily in the sales and marketing process in future periods if funds are available. To the extent that the Company has limited funds available for sales and marketing, it will likely be unable to invest in the necessary marketing activities to generate substantially greater sales.

     General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operating expenses of the Company. General and administrative expenses increased 21.6% from $1,916,003 for the year ended December 31, 1999 to $2,329,585 for the year ended December 31, 2000. The increase in these costs was caused by the amortization of $664,750 in debt issuance costs related to funding operations. Without the debt issuance cost, general and administrative expense would have decreased 13.1% from $1,916,003 for the year ended December 31, 1999 to $1,664,835 for the year ended December 31, 2000. The Company expects that general and administrative expenses will decrease in future periods as expense controls and infrastructure reductions are implemented.

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

     Other Income/Expense is comprised of interest income and losses on investments. The net totals are as follows for the years ended December 31:

                                                 2000        1999
                                             ----------- -----------
              Interest (expense) income      $ (190,997)   $166,164
              Other expense
                Other                           (20,343)   (167,063)
                Pulse Group                        -       (250,000)
                                             ----------- -----------
              Total Income/(Expense)         $ (211,340) $ (250,897)
                                             =========== ===========

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

     The other expense for the year ended December 31, 2000 includes variations in Canadian currency ("CN$") for PATI Canada and the sale or insurance recovery of certain fixed assets of the Company. In June 2000, the Company consolidated operational locations and sold or abandoned certain fixed assets which were no longer required resulting in a loss, net of an insurance recovery, of $12,643.

     The Company's income tax expense in 2000 consisted of state taxes of $13,422. The Company's nominal tax expense is due, in part, to recording a full valuation allowance to reduce its deferred tax assets consisting primarily of the tax benefit associated with its net operating loss carryforwards.

     Management of the Company has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets. The valuation allowance reduces deferred tax assets to zero, which represents management's best estimate of the amount of such deferred tax assets that more likely than not will be realized.

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

     The fair market value of the Company's Common Stock at the time of issuance of Series C Stock was $1.9375 per share. The Series C Preferred Stock is convertible at any time into common stock at a price equal to $1.25 per share of Common Stock resulting in a discount, or beneficial conversion feature, of $0.6875 per share. The incremental fair value of $550,000 for the 100,000 shares of Series C Preferred issued is deemed to be the equivalent of a preferred stock dividend. The Company recorded the deemed dividend at the date of issuance by offsetting charges and credits to additional paid in capital of $550,000, without any effect on total stockholders' equity. In addition, the Company has accrued $67,500 in dividend expense, which will become payable to the Series C stockholders on March 31, 2001.

     The Company had a net loss attributable to common stockholders of $6,656,706 for the year ended December 31, 2000, compared to $7,618,174 for the year ended December 31, 1999. This represents a loss of $.82 per basic and diluted share for 2000 and $.95 for 1999.

     Liquidity and Capital Resources

     At December 31, 2001 the Company had a working capital deficit of $4,686,322 as compared to working capital of $1,375,391 at December 31, 2000. Also at December 31, 2001, the Company had a stockholders' deficit of $6,355,878. Through December 31, 2001 these amounts reflect the effects of the Company's continuing losses, issuance of demand notes totaling $3,907,500 due to directors of the Company and long term borrowings of $2,500,000 against its line of credit. The Company has never earned profits and since its inception, the Company has primarily funded its operations, working capital needs and capital expenditures from the sale of equity securities. The Company is currently maintaining it operations only through the receipt of continuing loans from one of its directors. If these loans or additional funds were not available, the Company would likely be required to cease operations.

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

     On March 28, 2001, the Company entered into an Amended and Restated Credit Agreement with Wells Fargo Bank Iowa, N.A., which extended the term of the Company's credit facility to March 31, 2002 under substantially the same terms. Dr. Schaffer and Mr. Pappajohn, two directors of the Company, guaranteed this extension. In consideration for their guarantees, the Company re-priced 625,000 warrants previously granted in connection with prior guarantees to $0.05 per share, effective April 1, 2001. The fair value of these re-priced warrants is $35,735. The estimated fair value of the re-priced warrants was determined using the Black Scholes method.

     On March 28, 2002, Wells Fargo Bank, N.A. extended the term of the credit facility to March 31, 2003 under substantially the same terms. Dr. Schaffer and Mr. Pappajohn also guaranteed this extension. As of the date of this filing, there has been no compensation for the continued guarantee. It is likely that there will be some form of compensation during 2002 in connection with the extended guarantee.

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

     The Company has expended significant amounts to expand its operational capabilities including increasing its administrative and technical costs. While the Company has curtailed its spending levels, to the extent that revenues do not increase substantially, the Company's losses will continue and its available capital will diminish further. The Company's operations are currently being funded by loans being made on a bi-weekly basis by a director of the Company. On March 25, 2002, Messrs. Pappajohn and Shaffer made a commitment to the Company to obtain the operating funds that the Company believes would be sufficient to fund its operations through December 31, 2002 based upon an operational forecast for the Company. As with any forward-looking projection, no assurances can be given concerning the outcome of the Company's actual financial status given the substantial uncertainties that exist. There can be no assurances given that Messers. Pappajohn or Schaffer can raise either the required working capital through the sale of the Company's securities or that the Company can borrow the additional amounts needed. In such instance, if the Company is unable to identify any additional sources of capital, it will likely be forced to cease operations. As a result of the above, the Independent Auditors' Report on the Company's consolidated financial statements appearing at Item 8 includes an emphasis paragraph indicating that the Company's recurring losses from operations raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Capital expenditures during 2001 were $9,240, as compared to expenditures of $16,404 during 2000 and $433,598 during 1999. The expenditures during these periods represented the purchase of technology platform components of the integrated information capture and delivery systems as well as purchases required to maintain the Company's technology infrastructure.

     Nasdaq Listing Status

     The Company's securities were delisted from the Nasdaq National Stock Market effective September 14, 2000. The Company's securities were immediately eligible to trade on the OTC Bulletin Board.

     Inflation

     Inflation did not have a significant impact on the Company's operations during 2001, 2000 or 1999. The Company continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

     Recent Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in the Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements files with the SEC. The Company's adoption of SAB No. 101 during the fourth quarter of 2000 did not impact the Company's consolidated financial statements.

     During the first quarter of 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company has not identified any derivatives that meet criteria for a derivative instrument and does not participate in any hedging activities. As a result, management of the Company concluded that there was no material effect on the Company's consolidated financial statements resulting from the adoption of SFAS No. 133 at January 1, 2001.

     In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which supercedes SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This standard is effective for transfers occurring after March 31, 2001, with certain disclosure requirements effective for the year ending December 31, 2000. Management of the Company has concluded that there was no material effect on the Company's consolidated financial statements resulting from the adoption of SFAS No. 140 at September 30, 2001.

     On June 29, 2001, Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" was issued by the Financial Accounting Standards Board (FASB). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is a reason to suspect that their values have diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company adopted SFAS No. 141 on July 1, 2001 and concluded that there was no impact on its consolidated financial statements resulting from the adoption of SFAS No. 141 at July 1, 2001.

     On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to adopt SFAS No. 142 on January 1, 2002 and has not determined the impact, if any, that this standard will have on its consolidated financial statements.

     Statement of Financial Accounting Standards("SFAS") 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The Company does not believe the adoption of this standard will have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to changes in interest rates, primarily in its cash transactions. The Company is exposed to changes in foreign currency exchange rates through receivables and expense accruals of its Canadian subsidiary. A discussion of the Company's accounting policies for financial instruments is included in the Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements. While the Company's current international operations are limited to Canada, it does not invest its cash in foreign currency instruments nor does it maintain cash in Canada except to facilitate inter-country transactions. The balances the Company has in cash or cash equivalents are generally available without legal restrictions to fund ordinary business operations. The Company historically invested excess operating cash in certificates of deposit and U.S. government bonds and other bonds that are subject to changes in short-term interest rates. The Company currently has no such investments. The Company made no purchases of available-for-sale securities in 2001 or 2000.

Item 8. Financial Statements And Supplemental Data

         Index to Financial Statements                            Page

         Independent Auditors' Report                             29
         Consolidated Balance Sheets                              30
         Consolidated Statements of Operations                    31
         Consolidated Statements of Stockholders' Equity (Deficit)32
         Consolidated Statements of Cash Flows                    33
         Notes to Consolidated Financial Statements               34

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
  of Patient InfoSystems, Inc.
Rochester, New York


We have audited the accompanying consolidated balance sheets of Patient InfoSystems, Inc. and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Patient InfoSystems, Inc. and subsidiary at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses from operations, negative working capital and stockholders' deficit raise substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Deloitte & Touche LLP
Rochester, New York
March 19, 2002
(March 28, 2002 as to Note 3)

PATIENT INFOSYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
----------------------------------------------------------------------------------------------------------------


ASSETS                                                                                    2001           2000

CURRENT ASSETS:
  Cash and cash equivalents                                                             $ 29,449       $ 28,231
  Accounts receivable (net of doubtful accounts allowance of $37,217 and $48,122)        273,791        411,436
  Prepaid expenses and other current assets                                               88,449        136,111
  Employee notes receivable                                                                 -            30,056
                                                                                    ----------------------------
        Total current assets                                                             391,689        605,834

PROPERTY AND EQUIPMENT, net                                                              498,472        827,050

Debt issuance costs (net of accumulated amortization of $884,301 and $664,750)             8,934        192,750
Intangible assets (net of accumulated amortization of $299,685 and $156,113)             323,038        466,610
Other assets                                                                                   -        200,000
                                                                                    ----------------------------

TOTAL ASSETS                                                                         $ 1,222,133    $ 2,292,244
                                                                                    ----------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                                                     $ 111,018      $ 233,545
  Accrued salaries and wages                                                             176,618        176,158
  Accrued expenses                                                                       477,205        188,460
  Accrued Interest                                                                       282,530         50,101
  Borrowings from directors                                                            3,907,500      1,171,000
  Deferred revenue                                                                       123,140        161,961
                                                                                    ----------------------------
        Total current liabilities                                                      5,078,011      1,981,225

LINE OF CREDIT                                                                         2,500,000      2,500,000

COMMITMENTS  (Note 7)

STOCKHOLDERS' DEFICIT:
  Preferred stock - $.01 par value:  shares authorized: 5,000,000
    Series C, 9% cumulative, convertible;
      issued and outstanding: 2001 & 2000 - 100,000                                        1,000          1,000
  Common stock - $.01 par value:  shares - authorized:
    20,000,000; issued and outstanding:  2001 - 10,956,024
    2000 - 8,220,202                                                                     109,560         82,202
  Additional paid-in capital                                                          24,222,153     23,951,103
  Accumulated deficit                                                                (30,688,591)   (26,223,286)
                                                                                    ----------------------------
        Total stockholders' deficit                                                   (6,355,878)    (2,188,981)
                                                                                    ----------------------------


TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                          $ 1,222,133    $ 2,292,244
                                                                                    ----------------------------

See notes to consolidated financial statements.

PATIENT INFOSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------------------------

                                                     2001               2000               1999

REVENUES                                        $ 1,586,443        $ 2,139,262        $ 3,545,207
                                            ------------------------------------------------------

COSTS AND EXPENSES:
  Cost of revenue                                 2,420,151          3,906,010          5,219,562
  Sales and marketing                               813,975          1,425,990          2,809,554
  General and administrative                      2,028,804          2,329,585          1,916,003
  Research and development                          190,731            305,543            967,365
                                            ------------------------------------------------------
        Total costs and expenses
                                                  5,453,661          7,967,128         10,912,484
                                            ------------------------------------------------------

OPERATING LOSS                                  (3,867,218)        (5,827,866)        (7,367,277)

Other expense, net (includes interest
  expense of $410,063, $190,997 and
  $3,708 in 2001, 2000 and 1999
  respectively)                                   (598,087)          (211,340)          (250,897)
                                            ------------------------------------------------------

NET LOSS                                        (4,465,305)        (6,039,206)        (7,618,174)

CONVERTIBLE PREFERRED STOCK DIVIDENDS              (90,000)          (617,500)              -
                                            ------------------------------------------------------
NET LOSS ATTRIBUTABLE TO
 COMMON STOCKHOLDERS                          $ (4,555,305)      $ (6,656,706)      $ (7,618,174)

NET LOSS PER SHARE - BASIC
   AND DILUTED                                     $ (0.47)           $ (0.82)           $ (0.95)
                                            ======================================================
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                             9,770,501          8,135,635          8,032,533
                                            ------------------------------------------------------

See notes to consolidated financial statements.

PATIENT INFOSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
-------------------------------------------------------------------------------------------------------------------------

                                                                                                                 Total
                                                                                   Additional
                                            Common Stock        Preferred Stock      Paid-in                Stockholders'
                                                                                               Accumulated
                                          Shares    Amount     Shares     Amount     Capital      Deficit       Equity
                                                                                                              (Deficit)
                                     ------------------------------------------------------------------------------------

Balance at January 1, 1999              8,020,042  $ 80,200       -          -    $21,561,094 $(12,015,906)  $ 9,625,388

Compensation expense related to
  issuance of  stock warrants and            -         -          -          -         15,248         -           15,248
options
Debt issuance costs in the form of
  stock warrants                                                                     382,500                     382,500

Exercise of stock options and warrants   20,160        202        -          -        11,499          -           11,701

Net loss for the year ended
      December 31, 1999                      -         -          -          -           -      (7,618,174)   (7,618,174)
                                     ------------------------------------------------------------------------------------


Balance at December 31, 1999          8,040,202      80,402       -          -     21,970,341  (19,634,080)    2,416,663

Compensation expense related to
  issuance of  stock warrants and          -           -          -          -          1,042         -            1,042
options
Debt issuance costs in the form
  of stock warrants                        -           -          -          -        475,000         -          475,000
Issuance of Series C Preferred Stock       -           -       100,000      1,000     999,000         -        1,000,000
Beneficial conversion feature of
  Series C Convertible Preferred Stock     -           -          -          -        550,000     (550,000)         -

Exercise of stock options               180,000       1,800       -          -         23,220         -           25,020

Dividends on
  Series C Convertible Preferred Stock     -           -          -          -        (67,500)        -          (67,500)

Net loss for the year ended
      December 31, 2000                    -           -          -          -           -      (6,039,206)   (6,039,206)
                                     ------------------------------------------------------------------------------------


Balance at December 31, 2000          8,220,202      82,202    100,000      1,000  23,951,103  (26,223,286)   (2,188,981)

Compensation expense related to
  issuance of  stock                  2,319,156      23,191       -          -        329,482         -          352,673
Debt issuance costs in the form
  stock warrants                           -           -          -          -         35,735         -           35,735
Exercise of stock warrants              416,666       4,167       -          -         (4,167)        -             -

Dividends on
  Series C Convertible Preferred Stock     -           -          -          -        (90,000)        -          (90,000)

Net loss for the year ended
      December 31, 2001                    -           -          -          -           -      (4,465,305)   (4,465,305)
                                     ------------------------------------------------------------------------------------


Balance at December 31, 2001         10,956,024  $ 109,560     100,000    $ 1,000  24,222,153 $(30,688,591) $ (6,355,878)
                                     ====================================================================================

See notes to consolidated financial statements.

PATIENT INFOSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
-------------------------------------------------------------------------------------------------------------------------

                                                                                   2001           2000           1999

OPERATING :
  Net loss                                                                    $ (4,465,305)  $ (6,039,206)  $ (7,618,174)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                                695,369      1,222,153        503,341
      Loss on sale of property                                                       4,772         21,337           -
      Loss on investments                                                          200,000           -           250,000
      Compensation expense related to issuance
        of stock warrants and options                                              352,673          1,042         13,443
      Decrease in accounts receivable                                              137,645        238,843        670,347
      Decrease in prepaid expenses and other current assets                         77,718         35,897         17,914
      (Decrease) increase in accounts payable                                     (122,527)      (262,988)       192,097
      Increase (decrease) in accrued salaries and wages                                460        (14,074)       (87,699)
      Increase (decrease) in accrued expenses                                      198,745         98,426        (36,370)
      Increase in accrued interest                                                 232,429         49,868            233
      Decrease in deferred revenue                                                 (38,821)       (56,239)       (34,868)
                                                                            ---------------------------------------------

            Net cash used in operating activities                               (2,726,842)    (4,704,941)    (6,129,736)
                                                                            ---------------------------------------------

INVESTING:
  Property and equipment additions                                                  (9,240)       (16,404)      (433,598)
  Proceeds from sale of property and equipment                                         800         20,024           -
  Purchases of available-for-sale securities                                          -              -           (21,073)
  Maturities of available-for-sale securities                                         -              -         1,050,747
  Purchase of HealthDesk Assets                                                       -              -          (761,464)
  Decrease (increase) in other assets                                                 -            44,011        (44,011)
                                                                            ---------------------------------------------

          Net cash (used in) provided by investing activities                       (8,440)        47,631       (209,399)
                                                                            ---------------------------------------------

FINANCING:
  Proceeds from issuance of common and preferred stock                                -         1,025,020         11,701
  Borrowings from directors                                                      2,736,500      1,171,000           -
  Proceeds from line of credit                                                        -         2,000,000        500,000
                                                                            ---------------------------------------------

            Net cash provided by financing activities                            2,736,500      4,196,020        511,701
                                                                            ---------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH  EQUIVALENTS                                1,218       (461,290)    (5,827,434)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                      28,231        489,521      6,316,955
                                                                            ---------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                          $ 29,449       $ 28,231      $ 489,521
                                                                            ---------------------------------------------

Supplemental disclosures of cash flow information
   Cash paid for income taxes, net                                                    -              -          $ 36,361
                                                                            =============================================

Supplemental disclosures of non-cash information Fair value of stock purchase warrants issued in conjunction with
    guarantees by certain board members of borrowings on the line
    of credit                                                                     $ 35,735      $ 475,000      $ 382,500
                                                                            =============================================
Dividends declared on Series C Convertible Preferred Stock                        $ 90,000       $ 67,500           -
                                                                            =============================================
Value of beneficial conversion feature on Class C Convertible
   Preferred Stock recognized as a dividend                                           -         $ 550,000           -
                                                                            =============================================

See notes to consolidated financial statements.

PATIENT INFOSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     Going Concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss for 2001 of $4,465,305 and had negative working capital of $4,686,322 and a stockholders' deficit of $6,355,878 at December 31, 2001. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

     The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependant upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing and, ultimately, to attain successful operations.

     In addition, management is currently assessing the Company's operating structure for the purpose of reducing ongoing expenses, increasing sources of revenue and is negotiating the terms of additional debt or equity financing. In addition, recent successes in outcomes from disease management programs are being leveraged in attempt to increase revenues from sales.

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Patient Infosystems Canada, Inc., which ceased operations in January 2001. Significant intercompany transactions and balances have been eliminated in consolidation.

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

     Fair Value of Financial Instruments - The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, borrowings from directors and the line of credit. The fair value of instruments is determined by reference to various market data and other valuation techniques, as appropriate. Unless otherwise disclosed, the fair value of short-term financial instruments approximates their recorded values due to the short-term nature of the instruments.

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

     The Company operates in only one business segment and its current contracts are concentrated in a small number of customers, consequently, the loss of any one of its customers could have a material adverse effect on the Company and its operations. During the years ended December 31, 2001, 2000 and 1999, approximately $955,931 (60%), $1,030,139 (48%) and $1,200,841
     (34%) respectively, of the Company's revenues arose from contracts with two customers. At December 31, 2001 and 2000, accounts receivable included balances of $210,829 and $164,920, respectively, from contracts with these customers.

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

     Intangible Assets - Intangible assets represent the intellectual property (i.e.: tradenames, trademarks, licenses and brand names) acquired from HealthDesk Corporation (see Note 8) which is being amortized over 4 years using the straight-line method. On April 1, 2000, the Company changed the useful life from 15 years to 4 years.

     Debt Issuance Costs - Debt issuance costs are amortized, using the straight-line method over the term of the line of credit.

     Research and Development - Research and development costs are expensed as incurred.

     Income Taxes - Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards.

     Net Loss Per Share - The calculations for the basic and diluted loss per share were based on loss available to common stockholders of $(4,555,305), $(6,656,706) and $(7,618,174) and a weighted average number of common shares outstanding of 9,770,501, 8,135,635 and 8,032,533 for the years ended December 31, 2001, 2000 and 1999 respectively. The computation of fully diluted loss per share for 2001, 2000 and 1999 did not include 2,037,540, 2,126,880 and 1,318,880 shares of common stock, respectively, which consist of outstanding convertible preferred shares, options and warrants because the effect would be antidilutive due to the net loss in those years.

     Retirement  Plan - The Company has a retirement  plan that qualifies  under
     Section 401(k) of the Internal Revenue Code. This retirement plan allows eligible employees to contribute 1% to 15% of their income on a pretax basis to the plan. The Company's annual contribution to the plan is at the discretion of the Board of Directors. The Company made no contributions to this plan in 2001, 2000 and 1999.

     Statement of Financial Accounting Standards ("SFAS") No. 133 - On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company did not identify any derivatives that meet criteria for a derivative instrument and does not participate in any hedging activities. As a result, there was no material effect on the Company's consolidated financial statements resulting from the adoption of SFAS No. 133 in 2001.

     Statement of Financial Accounting Standards ("SFAS") No. 142 -On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to adopt SFAS No. 142 on January 1, 2002 and has not determined the impact, if any, that this standard will have on its consolidated financial statements.

     Statement of Financial Accounting Standards("SFAS") 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The Company does not believe the adoption of this standard will have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

     Reclassifications - Certain prior years amounts have been reclassified to conform with 2001 presentations.


2.   PROPERTY AND EQUIPMENT

     Property and equipment are summarized as follows at December 31:


                                                         2001               2000

           Computer software                           $ 663,887          $ 663,353
           Computer equipment                          1,160,978          1,156,264
           Telephone equipment                           362,887            362,887
           Leasehold improvements                         41,504             41,504
           Office furniture and equipment                354,329            354,329
                                                 ----------------------------------
                                                       2,583,585          2,578,337

           Less accumulated depreciation               2,085,113          1,751,287
                                                 ----------------------------------
           Property and equipment, net                 $ 498,472          $ 827,050
                                                 ==================================

3.   Debt

     Line of Credit - In December 1999, the Company established a credit facility for $1,500,000 guaranteed by Derace Schaffer and John Pappajohn, two directors of the Company. In consideration for their guarantees, the Company granted to Dr. Schaffer and Mr. Pappajohn warrants to purchase an aggregate of 375,000 shares of common stock for $1.5625 per share. In March 2000, the facility was increased by $1,000,000 under substantially the same terms and also guaranteed by the same Board members resulting in a total amount due of $2,500,000 as of December 31, 2001 and 2000. Additional warrants to purchase an aggregate of 250,000 shares of Common Stock for $2.325 per share, were granted to Dr. Schaffer and Mr. Pappajohn for their guarantee of this additional line of credit. The fair value of the warrants are included in the debt issuance costs in the accompanying consolidated balance sheets. The value ascribed to the warrants granted in 1999 and 2000 were calculated based on the application of the Black Scholes option pricing model which incorporates current stock price, expected stock price volatility, expected interest rates, and the expected holding period of the warrant.

     On March 28, 2001, the Company entered into an Amended and Restated Credit Agreement with Wells Fargo Bank Iowa, N.A., which extended the term of the Company's credit facility to March 31, 2002 under substantially the same terms. Dr. Schaffer and Mr. Pappajohn guaranteed this extension. In consideration for their guarantees, the Company re-priced 625,000 warrants previously granted in connection with prior guarantees to $0.05 per share, effective April 1, 2001. The fair value of these re-priced warrants was $35,735, which was recorded as a debt issuance cost and a corresponding increase to additional paid-in capital. The fair value of the re-priced warrants was determined using the Black Scholes method.

     On March, 28 2002 this line of credit was amended and is due and payable on March 31, 2003. Accordingly, the amount outstanding at December 31, 2001 is reported as a long-term liability in the accompanying consolidated balance sheets. Interest is due and payable at note maturity at a floating rate based upon LIBOR plus 1.75% (effective rate at December 31, 2001 was 3.65375%). There is a commitment fee of 0.25% per annum on the average daily unused amount of the line of credit to be paid quarterly in arrears beginning June 30, 2002. The line of credit is secured by substantially all of the Company's assets.

     Borrowings from directors - In 2001, the Company borrowed $2,736,500 from Mr. Pappajohn, bringing the total borrowed from Mr. Pappajohn to $3,560,000. Proceeds from these loans were used to support the Company's operations. The interest on these loans is 9.5% per year. The Company has borrowed an additional $416,000 from Mr. Pappajohn subsequent to January 1, 2002.

     The Company has not borrowed any additional amounts from Dr. Schaffer in 2001. The total borrowed from Dr. Schaffer is $347,500. Proceeds from these loans were used to support the Company's operations. The interest on this loan is 9.5% per year.

     The loans from Mr. Pappajohn and Dr. Schaffer are demand notes that total $3,907,500 as of December 31, 2001 and are secured by the assets of the Company.

     On June 6, 2001, the Company issued a total of 2,319,156 shares of unregistered common stock to Mr. Pappajohn and Dr. Schaffer as compensation for their continued financial support of the Company. Based upon recent trading of the Company's common stock at the time of issuance, the Company assigned a fair market value of $0.15 per share or a total of $347,873, to these unregistered shares and recognized this amount as an operating expense during the year ended December 31, 2001.

4.   INCOME TAXES

     Income tax expense for the years ended December 31, 2001, 2000 and 1999 were: $0, $13,422 and $36,361, respectively. These amounts represent state and local income taxes only and are included in general and administrative expenses in the accompanying consolidated statements of operations.

     Income tax expense for the years ended December 31 differed from the U.S. federal income tax rate of 34% as a result of the following:


                                                                  2001             2000             1999

     Computed "expected" tax benefit                        $ (1,518,203)    $ (2,050,624)    $ (2,577,816)

     Change in the valuation allowance
         for deferred tax assets                               1,795,000        2,435,000        3,148,000

     State and local income taxes at statutory rates,
         net of federal income tax benefit                      (267,918)        (372,069)        (450,360)

     Other, net                                                   (8,879)           1,115          (83,463)
                                                            ------------------------------------------------
                                                                $   -            $ 13,422         $ 36,361
                                                            ------------------------------------------------

     The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities at December 31, are presented below.

     Deferred income tax assets:                            2001             2000

     Accounts receivable, principally due
       to allowance for doubtful accounts                 $ 15,000         $ 19,000
     Deferred revenue                                       49,000           64,000
     Compensation                                           31,000           30,000
     Net operating loss carryforwards                   11,975,000       10,220,000
     Tax credit carryforwards                               75,000           75,000
     Other                                                  37,000           12,000
                                                      ------------------------------
          Total gross deferred income tax assets        12,182,000       10,420,000

          Less valuation allowance                     (12,089,000)     (10,294,000)
                                                      ------------------------------

          Net deferred income tax assets                    93,000          126,000
                                                      ------------------------------
     Deferred income tax liabilities:

     Property and equipment, principally due to
       differences in depreciation and amortization        (68,000)         (91,000)
     Other                                                 (25,000)         (35,000)
                                                      ------------------------------
          Total gross deferred income tax liability        (93,000)        (126,000)
                                                      ------------------------------
          Net deferred income taxes                       $   -            $   -
                                                      ------------------------------

     Management of the Company has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets. The valuation allowance reduces deferred tax assets to zero, which represents management's best estimate of the amount of such deferred tax assets that more likely than not will be realized.

     At December 31, 2001 the Company has net operating loss carryforwards for federal income tax purposes of approximately $29,983,000, which are available to offset future federal taxable income, if any, which begin to expire in 2010. The Company also has investment tax credit carryforwards for federal income tax purposes of approximately $75,000, which are available to reduce future federal income taxes, if any, which begin to expire in 2010.

5.   PREFERRED STOCK

     On March 31, 2000, the Company completed a private placement of 100,000 shares of newly issued Series C 9% Cumulative Convertible Preferred Stock ("Series C"), raising $1,000,000 in total proceeds. These shares can be converted at any time by the holder into Common Stock at a rate of 8 shares of Common Stock to 1 share of Series C Preferred Stock. Each Series C share has voting rights equivalent to 8 shares of Common Stock (800,000 shares).

     The fair market value of the Company's Common Stock at the time of issuance of Series C Stock was $1.9375 per share. The Series C Preferred Stock is convertible as a price equal to $1.25 per share of Common Stock resulting in a discount, or beneficial conversion feature, of $0.6875 per share. The incremental fair value of $550,000 for the 100,000 shares of Series C Preferred issued is deemed to be the equivalent of a preferred stock dividend. The Company recorded the deemed dividend at the date of issuance by offsetting charges and credits to additional paid-in capital of $550,000, without any effect on total stockholders' equity. In addition, the Company has accrued $157,500 in dividend expense, which was payable to the Series C stockholders on March 31, 2002.

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


                                                 2001                 2000                 1999

     Net loss attributable to common
     shareholders - as reported            $ (4,555,305)        $ (6,656,706)        $ (7,618,174)

     Net loss - pro forma                  $ (4,992,091)        $ (6,929,601)        $ (7,921,103)

     Net loss per share - basic
       and diluted - as reported                $ (0.47)             $ (0.82)             $ (0.95)

     Net loss per share - basic
       and diluted - pro forma                  $ (0.51)             $ (0.85)             $ (0.99)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using an assumed risk-free interest rates of 4.71% for the year ended December 31, 2001, 5.28% for the year ended December 31, 2000 and 5.89% for year ended December 31, 1999 and an expected life of 7 years. The Company has used a volatility factor of 1.24 for the year ended December 31, 2001, 1.33 for the year ended December 31, 2000 and .74 for year ended December 31, 1999. For purposes of pro forma disclosure, the estimated fair value of each option is amortized to expense over that option's vesting period.

     The Stock Option Plan authorizes 1,680,000 shares of common stock to be issued. On May 2, 2000, the Company filed a Form S-8 registering all the Stock Option Plan shares. Stock options granted under the Stock Option Plan may be of two types: (1) incentive stock options and (2) nonqualified stock options. The option price of such grants shall be determined by a Committee of the Board of Directors (the "Committee"), but shall not be less than the estimated fair market value of the common stock at the date the option is granted. The Committee shall fix the terms of the grants with no option term lasting longer than ten years. The ability to exercise such options shall be determined by the Committee when the options are granted. Generally, outstanding options vest at the rate of 20% per year. During 2001, some grants had a portion of the options vest immediately with the balance of the options vesting at a rate of 20% per year.

     A summary of stock option activity follows:


                                                                    Outstanding    Weighted-Average
                                                                      Options       Exercise Price

     Options outstanding at December 31, 1998                          867,920          $ 0.91

     Options granted during the year ended December 31, 1999
       (weighted average fair value of $2.05)                          695,100          $ 2.05

     Options forfeited by holders during the year
       ended December 31, 1999                                        (246,300)         $ 1.65

     Options exercised during the year ended December 31, 1999         (12,960)         $ 0.14
                                                                    -----------
     Options outstanding at December 31, 1999                        1,303,760          $ 1.39

     Options granted during the year ended December 31, 2000
       (weighted average fair value of $1.44)                          387,000          $ 1.44

     Options forfeited by holders during the year
       ended December 31, 2000                                        (808,880)         $ 1.78

     Options exercised during the year ended December 31, 2000        (180,000)         $ 0.14
                                                                    -----------
     Options outstanding at December 31, 2000                          701,880          $ 1.28

     Options granted during the year ended December 31, 2001
       (weighted average fair value of $0.18)                          536,500          $ 0.19

     Options forfeited by holders during the year
       ended December 31, 2001                                         (40,840)         $ 1.83

     Options exercised during the year ended December 31, 2001            -
                                                                    -----------
     Options outstanding at December 31, 2001                        1,197,540          $ 0.77
                                                                    -----------
     Options exercisable at December 31, 2001                          663,300          $ 0.57
                                                                    -----------
     Options available for grant at December 31, 2001                  219,780
                                                                    -----------

     The following table summarizes information concerning outstanding and exercisable options at December 31, 2001:


                                   Options Outstanding               Options Exercisable
                         -------------------------------------     ------------------------
                                         Weighted
                                          Average     Weighted                     Weighted
                                         Remaining     Average                     Average
          Range of         Number       Contractual   Exercise        Number       Exercise
       Exercise Price    Outstanding       Life         Price      Exercisable      Price

         $.14 - $.99       827,500         7.13         $ .28        519,000        $ 0.27

        $1.00 - $1.99      148,940         6.06        $ 1.48         94,900        $ 1.41

        $2.00 - $2.75      221,100         6.86        $ 2.11         49,400        $ 2.16
                         -----------                               ----------
                          1,197,540                                  663,300
                         ===========                               ==========

     The Company also has outstanding stock purchase warrants entitling the holders to purchase a total of 40,000 shares of common stock at a price of $0.1875 per share (weighted average exercise price). At December 31, 2001, all of these warrants are currently vested.

7.   COMMITMENTS

     The Company leases office space for its operating facilities under operating lease agreements that expire at varying dates through August 2002. Rent expense under these operating leases for the years ended December 31, 2001, 2000 and 1999 was $136,045, $189,648 and $302,194
     respectively.

     At December 31, 2001, future minimum lease payments under these leases is $47,731

8.   ACQUISITION

     On February 28, 1999, the Company, through its newly formed, wholly-owned subsidiary, Patient Infosystems Acquisition Corp., acquired substantially all the assets of HealthDesk Corporation, a consumer healthcare software company primarily engaged in the business of designing and developing Internet-based products in the healthcare, wellness and disease management industries. The acquired assets include inventory, intellectual property, hardware and software. The consideration paid for the transaction was $761,463 in cash. The acquisition was accounted for using the purchase method of accounting. The purchase price was allocated based on the fair value of the assets purchased. The results of operations of HealthDesk Corporation for the full year of 1999 are not material to the Company's consolidated financial statements.

9.   QUARTERLY RESULTS (UNAUDITED)

     The following is a summary of the unaudited interim results of operations by quarter:


                                                        First          Second           Third          Fourth
     ----------------------------------------------------------------------------------------------------------
     Year ended December 31, 2001:
     Revenues                                         $ 400,027       $ 357,967       $ 353,612      $ 474,837
     Gross margin                                      (307,265)       (255,450)       (223,288)       (47,705)
     Net loss                                        (1,215,893)     (1,337,559)     (1,221,361)      (690,492)
     Net loss attributable to common shareholders    (1,238,393)     (1,360,059)     (1,243,861)      (712,992)
     Net loss per common share                            (0.15)          (0.15)          (0.11)         (0.06)
     Year ended December 31, 2000:
     Revenues                                         $ 600,580       $ 598,740       $ 433,550      $ 506,392
     Gross margin                                      (565,482)       (444,784)       (460,572)      (295,910)
     Net loss                                        (1,634,906)     (1,628,371)     (1,510,767)    (1,265,162)
     Net loss attributable to common shareholders    (2,184,906)     (1,650,871)     (1,533,267)    (1,287,662)
     Net loss per common share                            (0.27)          (0.20)          (0.19)         (0.16)

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

     Incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2001.

Item 11. Executive Compensation.

Director Compensation

     Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2001.

Executive Compensation

     Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2001.

Item 13. Certain Relationships and Related Transactions

     Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2001.

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

(b)      Reports on Form 8 - K:

     No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2001.

(c)  Exhibits:

Exhibit # Description of Exhibits

(3)  Articles of Incorporation and By-Laws:

3.1  Certificate of Incorporation  Incorporated herein by reference from Exhibit
     3.1 on Form S-1 Registration Statement of the Company, filed with the Commission on December 17, 1996.

3.3 By-Laws Incorporated herein by reference from Exhibit 3.3 on Form S-1 Registration Statement of the Company, filed with the Commission on December 17, 1996.

(4)  Instruments defining the rights of holders, incl. Indentures:

4.1  Patient   Infosystems,   Inc.   Amended  and  Restated  Stock  Option  Plan
     Incorporated herein by reference from Exhibit 4.1 on Form S-8 Registration Statement of the Company, filed with the Commission on May 2, 2000.

4.4 Certificate of Designations, Powers, Preferences and Relative, Participating, Optional or Other Special Rights, and the Qualifications, Limitations Thereof of the Series C Preferred Stock of Patient InfoSystems, Inc. - Incorporated herein by reference from Exhibit 10.44 on Form 10-K 2000 Annual Report of the Company, filed with the Commission on April 1, 2001.

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

10.41 Form of Subscription Agreement - Dated on or about March 31, 2000 between the Company and John Pappajohn, Derace Schaffer, Gerald Kirke and Michael Richards for Series C 9% Cumulative Convertible Preferred Stock. Incorporated herein by reference from Exhibit 10.41 on Form 10-K 2000 Annual Report of the Company, filed with the Commission on April 1, 2001.

10.42 Form of Registration Rights Agreement - Dated on or about March 31, 2000 between the Company and John Pappajohn, Derace Schaffer, Gerald Kirke and Michael Richards for Series C 9% Cumulative Convertible Preferred Stock. Incorporated herein by reference from Exhibit 10.42 on Form 10-K 2000 Annual Report of the Company, filed with the Commission on April 1, 2001.

10.43 Eighth Addendum to Lease Agreement dated as of December 8, 2000 between the Company and Conifer Prince Street Associates. Incorporated herein by reference from Exhibit 10.43 on Form 10-K 2000 Annual Report of the Company, filed with the Commission on April 1, 2001.

10.44 Termination of Lease Agreement - Dated of January 24, 2001 between the Company and Michele M. Hoey and John E. Hoey. Incorporated herein by reference from Exhibit 10.44 on Form 10-K 2000 Annual Report of the Company, filed with the Commission on April 1, 2001.

10.45 Amended and Restated Credit Agreement - dated as of March 28, 2001 between the Company and Wells Fargo Bank Iowa, National Association. Incorporated herein by reference from Exhibit 10.45 on Form 10-K 2000 Annual Report of the Company, filed with the Commission on April 1, 2001.

10.46 Revolving Note - dated as of March 28, 2001 between the Company and Wells Fargo Bank Iowa, National Association. Incorporated herein by reference from Exhibit 10.46 on Form 10-K 2000 Annual Report of the Company, filed with the Commission on April 1, 2001.

10.47 Form of Promissory Notes payable to Dr. Schaffer and Mr. Pappajohn. Incorporated herein by reference from Exhibit 10.47 on Form 10-K 2000 Annual Report of the Company, filed with the Commission on April 1, 2001.

10.48 Form of Security Agreements with Dr. Schaffer and Mr. Pappajohn. Incorporated herein by reference from Exhibit 10.48 on Form 10-K 2000 Annual Report of the Company, filed with the Commission on April 1, 2001.

10.49 Ninth Addendum to Lease Agreement dated as of January 7, 2002 between the Company and Conifer Prince Street Associates.

10.50 Letter of Agreement dated as of March 27, 2002 between the Company, John Pappajohn and Derace Schaffer.

10.51    Second  Amended and Restated  Credit  Agreement - dated as of
         March 28, 2002 between the Company and Wells Fargo Bank Iowa, National Association.

10.52 Revolving Note - dated as of March 28, 2002 between the Company and Wells Fargo Bank Iowa, National Association.

10.53 Security Agreement - dated as of March 28, 2002 between the Company and Wells Fargo Bank Iowa, National Association.


(21)              Subsidiaries

                                         EXHIBIT 21
                                        Subsidiaries

Name                                        Jurisdiction            Trade Name of Organization
---------------------------------      -----------------------      --------------------------------

PATI Acquisition Corp.                        Delaware              PATI Acquisition Corp.

Patient Infosystems Canada, Inc.          Ontario, Canada           Patient Infosystems Canada, Inc.

(23)     Consents of experts and counsel

23.4 Consent of Deloitte & Touche LLP - Consent dated April 8, 2002, to incorporate by reference the 2001 consolidated financial statements and notes thereto into the Form S-8 registration for the employee stock option plan filed with the Commission on May 2, 2000.

Schedule II

                                                       Patient InfoSystems, Inc.
                                                   Valuation and Qualifying Accounts
                                          For the Years Ended December 31, 2001, 2000 and 1999

                                           Balance at                                         Balance at
                                           Beginning                                            End of
                                            of Year         Additions        Deductions          Year
Allowance for Doubtful Accounts:
                                  2001      $ 48,122        $ 15,447           $ 26,352          $ 37,217
                                  2000      $ 50,000        $ 92,852           $ 94,730          $ 48,122
                                  1999      $ 50,000            -                  -             $ 50,000

Deferred Tax Assets Valuation
  Allowance:
                                  2001  $ 10,294,000     $ 1,795,000               -         $ 12,089,000
                                  2000   $ 7,859,000     $ 2,435,000               -         $ 10,294,000
                                  1999   $ 4,711,000     $ 3,148,000               -          $ 7,859,000

All other exhibits are omitted because they are not applicable or the required information is shown elsewhere in this Annual Report on Form 10-K.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PATIENT INFOSYSTEMS, INC.

By:          /s/ Roger L. Chaufournier                      April 8, 2002
        --------------------------------------------------  -------------
         Roger L. Chaufournier                              Date
         Director, President, and Chief Executive Officer



Pursuant to the requirements the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:          /s/ Roger L. Chaufournier                       April 8, 2002
        --------------------------------------------------   -------------
         Roger L. Chaufournier                               Date
         Director, President and Chief Executive Officer
         (Principal Executive Officer)

By:          /s/ Kent A. Tapper                              April 8, 2002
        --------------------------------------------------   -------------
         Kent A. Tapper                                      Date
         Vice President Financial Planning
         (Principal Financial and Accounting Officer)

By:          /s/ Derace L. Schaffer, M.D.                    April 8, 2002
        --------------------------------------------------   -------------
         Derace L. Schaffer, M.D.                            Date
         Chairman of the Board


By:          /s/ John Pappajohn                              April 8, 2002
        --------------------------------------------------   -------------
         John Pappajohn                                      Date
         Director