Form 10-K/A
period 2001-12-31
PATIENT INFOSYSTEMS INC
filed 2002-04-30
CIK 1017813

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                 Annual Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2001

                         Commission File Number: 0-22319

                            Patient InfoSystems, Inc.
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                  16-1476509
            --------                                  ----------
   (State or Other Jurisdiction of                     (IRS Employer
   incorporation or organization)                      Identification
                                                       No.)
   46 Prince Street
   Rochester, New York                                   14607
   -------------------                                   -----
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


      The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant as of March 31, 2002:

         COMMON STOCK, PAR VALUE, $.01 PER SHARE- Approximately $520,000

                The number of shares outstanding of the issuer's
                       common stock as of March 31, 2002:

              COMMON STOCK, PAR VALUE, $.01 PER SHARE - 10,956,024


--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

     The Registrant is amending its Annual Report on Form 10-K for the year ended December 31, 2001 to include the information required in Part III, Items 10 through 13, which was omitted in the original filing pursuant to General Instruction G(3) of this Form 10-K.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

         Name                                Title                     Age
------------------------------ ------------------------------------ ------------
Derace L. Schaffer, M.D        Chairman                                 54
Roger L. Chaufournier          CEO and Director                         44
John Pappajohn                 Director                                 73
Christine St. Andre            Chief Operating Officer                  51
Kent Tapper                    acting Chief Financial Officer           45

     Derace L.  Schaffer,  M.D. , 54 (Chairman  of the Board of Directors  since
1995). Dr. Schaffer has been Chairman of the Board and a Director of the Company since its inception in February 1995. Dr. Schaffer is President of the Ide Imaging Group, P.C., as well as the Lan Group, a venture capital firm specializing in health care and high technology investments. He serves as a director of the following public companies: Allion Healthcare, Inc.; American Physician Partners, Inc.; and Oncor, Inc. He is also a director of several private companies, including Analytika, Inc., Card Systems, Inc. and Logisticare, Inc. Dr. Schaffer is a board certified radiologist. He received his postgraduate radiology training at Harvard Medical School and Massachusetts General Hospital, where he served as Chief Resident. Dr. Schaffer is a member of Alpha Omega Alpha, the national medical honor society, and is Clinical Professor of Radiology at the University of Rochester School of Medicine. Dr. Schaffer provides services to the Company on a part-time basis.

     Roger Louis Chaufournier, 44 (President and Chief Executive Officer since April 1, 2000) Prior to joining Patient Infosystems, Mr. Chaufournier was President of the STAR Advisory Group, a health care consulting firm he founded in 1998. From August 1996 to July 1999, Mr. Chaufournier was the Chief Operating Officer of the Managed Care Assistance Corporation, a company that developed and operated Medicaid health plans. Managed Care Assistance Corporation filed for protection under the federal bankruptcy laws in June 2000. From 1993 to 1996, Mr. Chaufournier was Assistant Dean for Strategic Planning for the Johns Hopkins University School of Medicine. In addition, Mr. Chaufournier spent twelve years in progressive leadership positions with the George Washington University Medical Center from 1981 to 1993. Mr. Chaufournier was also Chairman of the Board and acting President of Metastatin Pharmaceuticals, a privately held company developing therapeutics in the area of prostate cancer. Mr. Chaufournier was a three time Examiner with the Malcolm Baldrige National Quality Award and has served as the national facilitator for the federal Bureau of Primary Health Care chronic disease collaboratives.

     John Pappajohn, 73 (Director since 1995). Mr. Pappajohn has been a Director of the Company since its inception in February 1995, and served as its Secretary and Treasurer from inception through May 1995. Since 1969 Mr. Pappajohn has been the sole owner of Pappajohn Capital Resources, a venture capital firm and President of Equity Dynamics, Inc., a financial consulting firm, both located in Des Moines, Iowa. He serves as a Director for the following public companies:
Allion Healthcare, Inc., MC Informatics, Inc., Pace Health Management Systems, Inc. and American Physician Partners.

     Christine St. Andre, 51 (Executive Vice President and Chief Operating Officer since June 5, 2000) Ms. St. Andre has more than 20 years experience managing complex healthcare organizations. From 1994 to 2000, Ms. St. Andre was Chief Executive Officer for the University of Utah Hospitals and Clinics. Prior to that, and from February 1989 to January 1994, Ms. St. Andre served as Chief Executive Officer of George Washington University Medical Center. Ms. St. Andre's career in health care began in the area of information technology at the Thomas Jefferson University.

     Kent Tapper,  45 (Vice President,  Financial  Planning of the Company since
April 1999). Mr Tapper has served as Chief Information Officer and Vice President, Systems Engineering and has been with the Company since July 1995. Mr. Tapper became the acting Chief Financial Officer of the Company in April 2000. Prior to joining the Company and since 1992, Mr. Tapper served as Product Manager, Audio Response and Call Center Platforms for Northern Telecom, Inc. From 1983 to 1992, Mr. Tapper held Product Manager, Systems Engineering Manager and various engineering management positions with Northern Telecom.

Item 11.  Executive Compensation.

Director Compensation

     All Directors are reimbursed for expenses incurred in connection with attending meetings, including travel expenses to such meetings.

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

Executive Compensation

     The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company and its subsidiary for each of the fiscal years ended December 31, 2001, 2000 and 1999 for those persons who were at December 31, 2001, (i) the Chief Executive Officer and (ii) the other two most highly compensated executive officers of the Company who received compensation in excess of $100,000 during the fiscal year ended December 31, 2001 (the "named executive officers"):

                                     Summary Compensation Table
                                                                                  Long-Term
                                                                                 Compensation
                                                                                    Awards
                                                Annual Compensation              Securities
Name and Principal Position                  Year     Salary     Bonus      Underlying Options (#)
---------------------------                  ----     ------     -----      ----------------------

Roger L. Chaufournier, President and Chief   2001    $196,502        -            200,000
Executive Officer (1)                        2000    $151,546        -            200,000
                                             1999        -           -               -

Christine St. Andre, Vice President, Chief   2001    $171,893        -            150,000
Operating Officer (2)                        2000     $97,885        -            150,000
                                             1999        -           -               -

Kent A. Tapper, Vice President, Financial    2001    $116,628        -            100,000
Planning                                     2000    $119,335        -               -
                                             1999    $119,130        -               -

(1) Mr Chaufournier was hired as Chief Executive Officer on March 23, 2000.

(2)  Ms St. Andre was hired as Chief Operating Officer on June 5, 2000.

     The following table sets forth certain information regarding options granted to the Chief Executive Officer and the named executive officers of the Company during 2001.

                                                       Option Grants During 2001

                                                Individual Grants
                                                                                           Potential Realizable
                              Number of                                                  Value at Assumed Annual
                             Securities    % of Total Options                              Rates of Stock Price
                             Underlying        Granted to                                Appreciation for Option
                               Options        Employees in      Exercise    Expiration           Term (3)
           Name             Granted (#)(1)   Fiscal Year (2)  Price $/Share    Date         5% ($)        10% ($)
--------------------------- -------------- ------------------ ------------- ----------   -----------  -----------
Roger L. Chaufournier          200,000             37.3%          $0.188    1/26/2011       $23,646      $59,925
Christine St. Andre            150,000             28.0%          $0.188    1/26/2011       $17,735      $44,944
Kent A. Tapper                 100,000             18.6%          $0.188    1/26/2011       $11,823      $29,962

(1) Options to purchase 135,000, 100,000 and 65,000 shares of Common Stock granted to Mr Chaufournier, Ms St. Andre and Mr Tapper, respectively, vested immediately. The balance will become exercisable at the rate of 20% per year from the date of grant and have ten year term as long as the optionee's employment with the Company continues. The exercise price of each option is equal to the fair market value of the underlying Common Stock on the date of the grant, as determined by the Board of Directors.

(2) Total number of shares of Common Stock underlying options granted during fiscal year 2001 was 536,500.

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

     No stock options were exercised by the Chief Executive Officer or the named executive officers of the Company during 2001. The following table sets forth certain information regarding unexercised options held by the Chief Executive Officer and the named executive officers of the Company at December 31, 2001. For additional information with respect to these grants, see "Stock Option Plan".

                                 Aggregated Option Exercises during 2001
                                 and Option Values on December 31, 2001

                           Number of Securities Underlying          Value of Unexercised
                               Unexercised Options at              In-the-Money Options at
                                December 31, 2001(#)               December 31, 2001($)(1)
                                --------------------               -----------------------
  Name                    Exercisable      Unexercisable       Exercisable      Unexercisable
  ----                    -----------      -------------       -----------      -------------
  Roger L. Chaufournier       175,000           225,000                $0                   $0
  Christine St. Andre         130,000           170,000                $0                   $0
  Kent A. Tapper              101,000            35,000                $0                   $0

(1) Calculated based upon $0.09 market value of the underlying securities as of December 31, 2001.

                                STOCK OPTION PLAN

     The Company's Amended and Restated Stock Option Plan (the "Plan") was adopted by the Board of Directors and stockholders in May 2000. Up to 1,680,000 shares of Common Stock have been authorized and reserved for issuance under the Plan. Under the Plan, options may be granted in the form of incentive stock options ("ISOs") or non-qualified stock options ("NQOs") from time to time to salaried employees, officers, directors and consultants of the Company, as determined by the Compensation Committee of the Board of Directors. The Compensation Committee determines the terms and conditions of options granted under the Plan, including the exercise price. The Plan provides that the Committee must establish an exercise price for ISOs that is not less than the fair market value per share at the date of the grant. However, if ISOs are granted to persons owning more than 10% of the voting stock of the Company, the Plan provides that the exercise price must not be less than 110% of the fair market value per share at the date of the grant. The Plan also provides for a non-employee director to be entitled to receive a one-time grant of a NQO to purchase 36,000 shares at an exercise price equal to fair market value per share on the date of their initial election to the Company's Board of Directors. Such NQO is exercisable only during the non-employee director's term and automatically expires on the date such director's service terminates. Each option, whether an ISO or NQO, must expire within ten years of the date of the grant.

     As of December 31, 2001, options to acquire 1,197,540 shares of Common Stock had been granted to employees and directors of the Company. The following table sets forth information regarding the number of options outstanding and the exercise price of these options.

                     Number of Options
                      Outstanding at
                        12/31/2001     Exercise Price
                        ----------     --------------
                           8,500          $    0.09
                          72,000          $    0.14
                         525,000          $    0.19
                         150,000          $    0.50
                          72,000          $    0.69
                         118,940          $    1.38
                          30,000          $    1.88
                         200,000          $    2.06
                          11,100          $    2.44
                          10,000          $    2.75

     Of these options, 345,000 of the options granted on January 26, 2001 vested immediately. The remainder of those options and all other options granted under the plan vest as to 20% of the option grant on the first anniversary of the grant, and 20% on each subsequent anniversary.

              EMPLOYMENT CONTRACTS AND CHANGE-IN-CONTROL PROVISIONS

There are no employment agreements with any of the Company's executive officers.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based on a review of the copies of reports furnished to the Company, the Company believes that during the year ended December 31, 2001 all filing requirements applicable to its officers, directors and ten percent beneficial owners were met.

                                                              Shares        Percentage   Options and
                                                           Beneficially    Beneficially  Convertible
                    Beneficial Owner (1)                       Owned          Owned       Securities
John Pappajohn (2)                                            4,197,495       36.85%        436,000
Derace L. Schaffer (3)                                        2,487,307       22.22%        236,000
Edgewater Private Equity Fund II, L.P.,
666 Grand Avenue, Suite 200
Des Moines, IA 50309                                            970,000       8.85%
Roger Louis Chaufournier (4)                                    228,000       2.04%         228,000
Christine St. Andre (5)                                         140,000       1.26%         140,000
Kent A. Tapper (6)                                              108,100         *           108,000

All directors and executive officers as a group (5 persons)   8,130,902       67.18%      1,148,000

Total Shares Outstanding                                     10,956,024

     * Less than one percent.

(1) Unless otherwise noted, the address of each of the listed persons is c/o the Company at 46 Prince Street, Rochester, New York 14607.

(2) Includes 360,000 shares held by Halkis, Ltd., a sole proprietorship owned by Mr. Pappajohn, 360,000 shares held by Thebes, Ltd., a sole proprietorship owned by Mr. Pappajohn's spouse and 360,000 shares held directly by Mr. Pappajohn's spouse. Mr. Pappajohn disclaims beneficial ownership of the shares owned by Thebes, Ltd. and by his spouse. Includes options to purchase 36,000 shares which are either currently exercisable or which become exercisable within 60 days of May 10, 2002, and 400,000 Common Share equivalents for the 50,000 shares of Series C Convertible Preferred Stock beneficially owned as of April 30, 2002.

(3) Includes 288,000 shares held by Dr. Schaffer's minor children. Also includes 36,000 shares which are issuable upon the exercise of options that are either currently exercisable or which become exercisable within 60 days of May 10, 1999, and 200,000 Common Share equivalents for the 25,000 shares of Series C Convertible Preferred Stock beneficially owned as of April 30, 2002.

(4) Includes options to purchase 228,000 shares which are either currently exercisable or which become exercisable within 60 days of the date of May 10, 2001. Does not include 172,000 shares subject to outstanding options that are not exercisable within 60 days of April 30, 2002.

(5) Includes options to purchase 140,000 shares which are either currently exercisable or which become exercisable within 60 days of the date of May 10, 2001. Does not include 160,000 shares subject to outstanding options that are not exercisable within 60 days of April 30, 2002.

(6) Includes options to purchase 108,000 shares which are either currently exercisable or which become exercisable within 60 days of April 30, 2002. Does not include 28,000 shares subject to outstanding options that are not exercisable within 60 days of April 30, 2002.

Item 13.  Certain Relationships and Related Transactions

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

     The Company has expended significant amounts to expand its operational capabilities including increasing its administrative and technical costs. While the Company has curtailed its spending levels, to the extent that revenues do not increase substantially, the Company's losses will continue and its available capital will diminish further. The Company's operations are currently being funded by loans being made on a bi-weekly basis by Mr. Pappajohn, a director of the Company. On March 25, 2002, Messrs. Pappajohn and Shaffer made a commitment to the Company to obtain the operating funds that the Company believes would be sufficient to fund its operations through December 31, 2002 based upon an operational forecast for the Company. As with any forward-looking projection, no assurances can be given concerning the outcome of the Company's actual financial status given the substantial uncertainties that exist. There can be no assurances given that Messers. Pappajohn or Schaffer can raise either the required working capital through the sale of the Company's securities or that the Company can borrow the additional amounts needed. In such instance, if the Company is unable to identify any additional sources of capital, it will likely be forced to cease operations. As a result of the above, the Independent Auditors' Report on the Company's consolidated financial statements appearing at
Item 8 includes an emphasis paragraph indicating that the Company's recurring losses from operations raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

                                            PATIENT INFOSYSTEMS, INC.
                                            (Registrant)


Dated:  April 30, 2002                      By: /s/ Roger L. Chaufournier
                                                --------------------------------
                                            Roger Louis Chaufournier
                                            President, Chief Executive Officer