Form 10-Q
period 2002-03-31
PATIENT INFOSYSTEMS INC
filed 2002-05-15
CIK 1017813

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10Q



[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:             March 31, 2002
                                 -----------------------------------------------


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

                                 (585) 242-7200
                                 --------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [ ]

         As of May 15, 2002, 10,956,024 common shares were outstanding.


--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

PATIENT INFOSYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------

ASSETS                                                                          March 31, 2002   December 31,2001
                                                                                --------------   ----------------

CURRENT ASSETS:
  Cash and cash equivalents                                                         $ 46,330         $ 29,449
  Accounts receivable                                                                261,011          273,791
  Prepaid Insurance                                                                   47,771           55,159
  Prepaid expenses and other current assets                                           30,675           33,290
                                                                                ------------------------------
        Total current assets                                                         385,787          391,689

PROPERTY AND EQUIPMENT, net                                                          435,013          498,472

Other assets, net                                                                          -            8,934
Intangible assets (net of accumulated amortization of $335,579 and $299,685)         287,145          323,038
                                                                                ------------------------------

TOTAL ASSETS                                                                     $ 1,107,945      $ 1,222,133
                                                                                ==============================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                                                  $ 96,596        $ 111,018
  Accrued salaries and wages                                                         223,321          176,618
  Borrowings from directors                                                        4,323,500        3,907,500
  Line of credit                                                                   2,500,000                -
  Accrued expenses                                                                   527,003          477,205
  Accrued interest                                                                   367,671          282,530
  Deferred revenue                                                                   109,752          123,140
                                                                                ------------------------------
        Total current liabilities                                                  8,147,843        5,078,011
                                                                                ------------------------------

LINE OF CREDIT                                                                             -        2,500,000

STOCKHOLDERS' DEFICIT:
  Preferred stock - $.01 par value:  shares authorized: 5,000,000
    Series C, 9% cumulative, convertible
      issued and outstanding - 100,000                                                 1,000            1,000
  Common stock - $.01 par value:  shares authorized:
      20,000,000; issued and outstanding: March 31,
     2002 - 10,956,024; December 31, 2001 - 10,956,024                               109,560          109,560
  Additional paid-in capital                                                      24,199,653       24,222,153
  Accumulated deficit                                                            (31,350,111)     (30,688,591)
                                                                                ------------------------------
        Total stockholders' deficit                                               (7,039,898)      (6,355,878)
                                                                                ------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                      $ 1,107,945      $ 1,222,133
                                                                                ==============================

See notes to unaudited consolidated financial statements.

PATIENT INFOSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
------------------------------------------------------------------------------------

                                                            Three Months Ended
                                                                 March 31,
                                                         2002                 2001
                                                         ----                 ----

REVENUES
  Operations Fees                                   $ 473,820            $ 344,242
  Development Fees                                     15,088               29,285
  Licensing Fees                                       10,420               26,500
                                                 -----------------------------------

       Total revenues                                 499,328              400,027
                                                 -----------------------------------

COSTS AND EXPENSES
  Cost of sales                                       487,853              707,292
  Sales and marketing                                 178,375              224,919
  General and administrative                          350,136              546,182
  Research and development                             23,850               53,326
                                                 -----------------------------------

        Total costs and expenses                    1,040,214            1,531,719
                                                 -----------------------------------

OPERATING LOSS                                       (540,886)          (1,131,692)

OTHER EXPENSE, net (includes interest expense of
  $121,015 and $84,363 for the three months ended
  March 31, 2001 and 2002, respectively)             (120,635)             (84,201)
                                                 -----------------------------------

NET LOSS                                             (661,521)          (1,215,893)

CONVERTIBLE PREFERRED STOCK DIVIDENDS                 (22,500)             (22,500)
                                                 -----------------------------------

NET LOSS ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                               $(684,021)        $ (1,238,393)
                                                 ===================================

NET LOSS PER SHARE - BASIC
   AND DILUTED                                        $ (0.06)             $ (0.15)
                                                 ===================================

WEIGHTED AVERAGE COMMON  SHARES                    10,956,024            8,220,202
                                                 ===================================

See notes to unaudited consolidated financial statements.

PATIENT INFOSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
---------------------------------------------------------------------------------------------------------

                                                                     Three Months           Three Months
                                                                         Ended                 Ended
                                                                    March 31, 2002         March 31, 2001

OPERATING ACTIVITIES:
  Net loss                                                            $ (661,521)          $ (1,215,893)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                      109,701                317,296
      Gain on sale of property                                              (400)                  (305)
      Decrease in accounts receivable, net                                12,780                 66,990
      Decrease in prepaid insuance, expenses and other current assets     10,003                 56,331
      (Decrease) increase in accounts payable                            (14,422)                53,886
      Increase in accrued salaries and wages                              46,703                 76,043
      Increase in accrued expenses                                       112,439                 38,084
      Decrease in deferred revenue                                       (13,388)                (3,643)
                                                                         --------                -------

            Net cash used in operating activities                       (398,105)              (611,210)
                                                                        ---------              ---------

INVESTING ACTIVITIES:
  Property and equipment additions                                        (1,414)                (6,831)
  Proceeds form the sale of property                                         400                    800
                                                                             ----                   ---

          Net cash used in investing activities                           (1,014)                (6,031)
                                                                          -------                -------

FINANCING ACTIVITIES:
  Borrowing from directors                                               416,000                660,000
                                                                         --------               -------

            Net cash provided by financing activities                    416,000                660,000
                                                                         --------               -------

NET INCREASE IN CASH AND CASH  EQUIVALENTS                                16,881                 42,759

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                     29,449                 28,231
                                                                          -------                ------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                         $ 46,330               $ 70,989
                                                                        =========              ========

Supplemental disclosures of non-cash information
  Dividend declared on Class C Convertible Preferred Stock              $ 22,500               $ 22,500
                                                                        =========              ========

See notes to unaudited consolidated financial statements.

PATIENT INFOSYSTEMS, INC.


Notes to Unaudited Consolidated Financial Statements for the period ended March 31, 2002

1. The accompanying consolidated financial statements for the three month periods ended March 31, 2002 and March 31, 2001 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Certain reclassifications of 2001 amounts have been made to conform to 2002 presentations. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results for the entire year ending December 31, 2002.

2. On March 28, 2002, the Company entered into an Amended and Restated Credit Agreement with Wells Fargo Bank Iowa, N.A., which extended the term of the $2,500,000 credit facility to March 31, 2003, under substantially the same terms. Certain directors of the Company guaranteed this extension.

3. The Company borrowed $416,000 for working capital from Mr. Pappajohn during the three month period ended March 31, 2002. From March 31, 2002 through May 15, 2002, the Company borrowed an additional $240,000 from Mr. Pappajohn. A total of $4,563,500 has been borrowed from Mr. Pappajohn and Dr. Schaffer, all of which is secured by the assets of the Company.

     On March 25, 2002, Messrs. Pappajohn and Schaffer made a commitment to the Company to obtain the operating funds that the Company believes would be sufficient to fund its operations through December 31, 2002 based upon an operational forecast for the Company. As with any forward-looking projection, no assurances can be given concerning the outcome of the Company's actual financial status given the substantial uncertainties that exist. There can be no assurances given that Messers. Pappajohn or Schaffer can raise either the required working capital through the sale of the Company's securities or that the Company can borrow the additional amounts needed.

4. The calculations for the basic and diluted loss per share were based upon loss attributable to common stockholders of $684,021 and $1,238,393 and a weighted average number of common shares of 10,956,024 and 8,220,202 for the three month periods ended March 31, 2002 and 2001 respectively. Options and warrants to purchase shares of common stock were outstanding but not included in the computation of diluted loss per share for the three month periods ended March 31, 2002 and 2001 because the effect would have been antidilutive due to the net loss in those periods.

5. The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited consolidated financial statements, the Company incurred a net loss for the three month period ended March 31, 2002 of $684,021 and had an accumulated deficit of $31,528,306 at March 31, 2002. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

     The unaudited consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependant upon its ability to generate sufficient cash flow to meet its obligations. Management is currently assessing the Company's operating structure for the purpose of reducing ongoing expenses, increasing sources of revenue and is negotiating the terms of additional debt or equity financing.

6. On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company has adopted SFAS No. 142 on January 1, 2002 and there was no material effect on the Company's consolidated financial statements resulting from the adoption.

     Statement of Financial Accounting Standards("SFAS") 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. There was no material effect on the Company's consolidated financial statements resulting from the adoption of SFAS No. 144 in 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Management's discussion and analysis provides a review of the Company's operating results for the three month periods ended March 31, 2002 and March 31, 2001 and its financial condition at March 31, 2002. The focus of this review is on the underlying business reasons for significant changes and trends affecting the revenues, net earnings and financial condition of the Company. This review should be read in conjunction with the accompanying unaudited consolidated financial statements.

     In an effort to give investors a well-rounded view of the Company's current condition and future opportunities, this Quarterly Report on Form 10-Q includes forecasts by the Company's management about future performance and results. Because they are forward-looking, these forecasts involve uncertainties. These uncertainties include the Company's ability to continue its operations as a result of, among other things, continuing losses, working capital short falls, uncertainties with respect to sources of capital, risks of market acceptance of or preference for the Company's systems and services, competitive forces, the impact of, changes in government regulations, general economic factors in the healthcare industry and other factors discussed in the Company's filings with the Securities and Exchange Commission including the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Results of Operations

     Revenues

     Revenues consist of revenues from operations, development fees and licensing fees. Revenues increased to $499,328 from $400,027 during the three months ended March 31, 2002 and 2001, respectively, or 24.8%.

                                         Three Months Ended
                                              March 31,
Revenues                                 2002           2001
--------                                 ----           ----
Operations Fees
  Disease Management and Compliance  $ 231,078      $ 137,177
  Demand Management                    164,740        138,944
  Surveys                               48,465         50,121
  Other                                 29,537         18,000
                                    --------------------------
Total Operations Fees                  473,820        344,242
  Development Fees                      15,088         29,285
  Licensing Fees                        10,420         26,500
                                    --------------------------

Total Revenues                       $ 499,328      $ 400,027
                                    --------------------------


     Operations revenues are generated as the Company provides services to its customers. Operations revenues increased to $473,820 from $344,242 during the three months ended March 31, 2002 and 2001, respectively. Operations revenues continue to be the primary source of revenue for the Company. Operations revenues increased because the Company began providing services to new customers and because its volume of services to existing customers increased.

     The Company has established relationships with several new customers and entered into a joint marketing relationship with one of its strategic partners. While the Company is now receiving increased revenues from these relationships are, no assurances can be given that such revenues will increase or continue at their current rate. The Company has identified other possible new customers, but there can be no assurance that such prospects will contribute revenue in the near term, if at all.

     Development fee revenues decreased from $29,285 to $15,088 for the three month periods ended March 31, 2001 and 2002, respectively. This decline was due to decreased emphasis by the Company on generating revenue for the development of new programs. Development fee revenue represents the amounts that the Company charges its customers for the development of customized programs for which it anticipates on-going operations revenues. The Company has entered into new development agreements but anticipates that revenue from program development will remain relatively low in the future.

     License fee revenues recognized from the Case Management Support System was $10,420 and $26,500 for the three month periods ended March 31, 2002 and 2001 respectively. The Company has not entered into any new licensing agreements for its Case Management Support System and the revenue for the current period reflects revenue from the existing agreements.

     Costs and Expenses

     Cost of sales include salaries and related benefits, services provided by third parties, and other expenses associated with the implementation and delivery of the Company's standard and customized population, demand and disease management programs. Cost of sales for the three months ended March 31, 2002 was $487,853 as compared to $707,292 for the three month period ended March 31, 2001. The decrease in these costs primarily reflects savings derived from organizational changes in the Company's operational departments. The Company's gross margin, being total revenues over cost of sales, was positive for the three month period ended March 31, 2002. The Company anticipates that revenue must increase significantly before it will recognize further economies of scale. No assurance can be given that revenues will increase or that, if they do, they will continue to exceed costs and expenses.

     Sales and marketing expenses consist primarily of salaries, related benefits, travel costs, sales materials and other marketing related expenses. Sales and marketing expenses for the three months ended March 31, 2002 were $178,375 as compared to $224,919 for the three month period ended March 31, 2001. Spending in this area has decreased due to the termination of staff. The Company anticipates expansion of the Company's sales and marketing staff and expects it will continue to invest in the sales and marketing process, and that such expenses related to sales and marketing may increase in future periods.

     General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operating expenses of the Company. General and administrative expenses for the three months ended March 31, 2002 were $350,136, as compared to $546,182 for the three month period ended March 31, 2001. These expenditures have been incurred to maintain the corporate infrastructure necessary to support anticipated program operations. The decrease in these costs during the period reflected a lower amount of debt issuance cost amortization. The amortization expense recorded was $8,934 and $192,750 for the three month periods ended March 31, 2002 and 2001 respectively. Without these charges, general and administrative costs would have decreased from $353,432 to $341,202 for the three month periods ended March 31, 2001 and 2002, respectively.

     Research and development expenses consist primarily of salaries and related benefits and administrative costs associated with the development of certain components of the Company's integrated information capture and delivery system, as well as development of the Company's standardized disease management programs and the Company's Internet based technology products. Research and development expenses for the three months ended March 31, 2002 were $23,850, as compared to $53,326 for the three months ended March 31, 2001.

     The Company recorded other expenses of $120,635 for the three month period ended March 31, 2002 as compared to $84,201 for the three month period ended March 31, 2001, principally due to the increase of interest expenses on debt.

     Income (loss)

     The Company had a net loss attributable to the common shareholders after preferred stock dividends, of $684,021 for the three month period ended March 31, 2002 compared to $1,238,393 for the three month period ended March 31, 2001. This represents a net loss per common share of $.06 for the first quarter of 2002, as compared to a net loss of $.15 per common share in the first quarter of 2001.

     Liquidity and Capital Resources

     At March 31, 2002 the Company had a working capital deficit of $7,039,898 as compared to $3,855,878 at December 31, 2001. Through March 31, 2002, these amounts reflect the effects of the Company's continuing losses as well as increased borrowings, $2,500,000 of which was considered to be a long-term liability at December 31, 2001 but is classified as a current liability at March 31, 2002. Since its inception, the Company has primarily funded its operations, working capital needs and capital expenditures from the sale of equity securities or the incurrence of debt.

     On March 28, 2002, the Company entered into an Amended and Restated Credit Agreement with Wells Fargo Bank Iowa, N.A., which extended the term of the $2,500,000 credit facility to March 31, 2003, under substantially the same terms. Certain directors of the Company guaranteed this extension.

     The Company borrowed $416,000 for working capital from Mr. Pappajohn during the three month period ended March 31, 2002. From March 31, 2002 through May 15, 2002, the Company borrowed an additional $240,000 from Mr. Pappajohn. A total of $4,563,500 has been borrowed from Mr. Pappajohn and Dr. Schaffer, all of which is secured by the assets of the Company.

     On March 25, 2002, Messrs. Pappajohn and Schaffer made a commitment to the Company to obtain the operating funds that the Company believes would be sufficient to fund its operations through December 31, 2002 based upon an operational forecast for the Company. As with any forward-looking projection, no assurances can be given concerning the outcome of the Company's actual financial status given the substantial uncertainties that exist. There can be no assurances given that Messers. Pappajohn or Schaffer can raise either the required working capital through the sale of the Company's securities or that the Company can borrow the additional amounts needed.

     The Company has expended substantial amounts to expand its operational capabilities and strengthen its infrastructure, which at the same time has increased its administrative and technical costs. In addition, the Company's cash has been steadily depleted as a result of operating losses. The Company anticipates that its losses will continue and, but for the continuing loans from Mr. Pappajohn, the Company has no available capital. Accordingly, the Company has been required to seek capital to maintain its operations. The Company is continuing its efforts to identify additional capital privately, which may involve the sale of convertible preferred stock or further debt equity. No assurance can be given that the Company will successfully raise the necessary funds. Any additional financing, which includes the issuance of additional securities of the Company, may be dilutive to the Company's existing stockholders. If the Company is unable to identify additional capital, it will be required to cease operations.


     Inflation

     Inflation did not have a significant impact on the Company's costs during the three periods ended March 31, 2002 and March 31, 2001. The Company continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

     Forward Looking Statements

     When used in this and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result," "expects," "plans," "will continue," "is anticipated," "estimated," "project," or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These uncertainties include the Company's ability to continue its operations as a result of, among other things, continuing losses, working capital short falls, uncertainties with respect to sources of capital, risks of market acceptance of or preference for the Company's systems and services, competitive forces, the impact of, changes in government regulations, general economic factors in the healthcare industry and other factors discussed in the Company's filings with the Securities and Exchange Commission including the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The Company has no obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

     Accounting Pronouncements

     On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company has adopted SFAS No. 142 on January 1, 2002 and there was no material effect on the Company's consolidated financial statements resulting from the adoption.

     Statement of Financial Accounting Standards("SFAS") 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. There was no material effect on the Company's consolidated financial statements resulting from the adoption of SFAS No. 144 in 2002.

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

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     Borrowing from directors

     The Company borrowed $416,000 for working capital from Mr. Pappajohn during the three month period ended March 31, 2002. From March 31, 2002 through May 15, 2002, the Company borrowed an additional $240,000 from Mr. Pappajohn. A total of $4,563,500 has been borrowed from Mr. Pappajohn and Dr. Schaffer, all of which is secured by the assets of the Company.

     On March 25, 2002, Messrs. Pappajohn and Schaffer made a commitment to the Company to obtain the operating funds that the Company believes would be sufficient to fund its operations through December 31, 2002 based upon an operational forecast for the Company. As with any forward-looking projection, no assurances can be given concerning the outcome of the Company's actual financial status given the substantial uncertainties that exist. There can be no assurances given that Messers. Pappajohn or Schaffer can raise either the required working capital through the sale of the Company's securities or that the Company can borrow the additional amounts needed.


Item 6. Exhibits and Reports on Form 8-K


Exhibits:
--------

(a)  (11)  Statements of Computation of Per Share Earnings

(b)  No reports on Form 8-K were filed during the quarter ended March 31, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 15, 2002



                                                 PATIENT INFOSYSTEMS, INC.
                                                              (Registrant)


Date: May 15, 2002                             /s/ Roger L. Chaufournier
      ------------------------------      --------------------------------------
                                                   Roger L. Chaufournier
                                                   Director, President and
                                                   Chief Executive Officer

Date: May 15, 2002                             /s/ Kent A. Tapper
      ------------------------------      --------------------------------------
                                                   Kent A. Tapper
                                                   Principal Accounting Officer

Exhibit 11.       Statement of Computation of Per Share Earnings

PATIENT INFOSYSTEMS, INC.
                                               Three Months Ended
                                                    March 31,
                                              2002             2001
                                              ----             ----

Net loss                                   $ (661,521)     $ (1,215,893)

Convertible preferred Stock dividends         (22,500)          (22,500)

Net loss attributable to
     Common Stockholders                   $ (684,021)     $ (1,238,393)
                                           -----------     -------------

Weighted average common shares             10,956,024         8,220,202
                                           -----------       -----------

Net loss per share - Basic and diluted        $ (0.06)           $(0.15)
                                              ========           =======