Form 10-Q
period 2002-06-30
PATIENT INFOSYSTEMS INC
filed 2002-08-14
CIK 1017813

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10Q



[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:             June 30, 2002
                                 -----------------------------------------------

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

                                 (585) 242-7200
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [ ]

         As of August 14, 2002, 10,956,024 common shares were outstanding.


--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

PATIENT INFOSYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------

ASSETS                                                                            June 30, 2002         December 31, 2001
                                                                                  -------------         -----------------
CURRENT ASSETS:
  Cash and cash equivalents                                                                $ 57,103                  $ 29,449
  Accounts receivable                                                                       323,083                   273,791
  Prepaid insurance                                                                          61,758                    55,159
  Prepaid expenses and other current assets                                                  41,121                    33,290
                                                                               -----------------------------------------------
        Total current assets                                                                483,065                   391,689

PROPERTY AND EQUIPMENT, net                                                                 382,661                   498,472

Debt issuance costs (net of accumulated amortization of $893,235 and $884,301)                    -                     8,934
Intangible assets (net of accumulated amortization of $371,471 and $299,685)                251,252                   323,038
                                                                               -----------------------------------------------

TOTAL ASSETS                                                                            $ 1,116,978               $ 1,222,133
                                                                               ===============================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                                                        $ 112,959                 $ 111,018
  Accrued salaries and wages                                                                194,622                   176,618
  Borrowings from directors                                                               4,762,500                 3,907,500
  Line of credit                                                                          2,500,000                         -
  Accrued expenses                                                                          567,093                   477,205
  Accrued interest                                                                          492,074                   282,530
  Deferred revenue                                                                          106,648                   123,140
                                                                               -----------------------------------------------
        Total current liabilities                                                         8,735,896                 5,078,011
                                                                               -----------------------------------------------

LINE OF CREDIT                                                                                    -                 2,500,000

STOCKHOLDERS' DEFICIT:
  Preferred stock - $.01 par value:  shares authorized: 5,000,000
    Series C, 9% cumulative, convertible
      issued and outstanding - 100,000                                                        1,000                     1,000
  Common stock - $.01 par value:  shares authorized:
      20,000,000; issued and outstanding: June 30,
     2002 - 10,956,024; December 31, 2001 - 10,956,024                                      109,560                   109,560
  Additional paid-in capital                                                             24,177,153                24,222,153
  Accumulated deficit                                                                  (31,906,631)              (30,688,591)
                                                                               -----------------------------------------------
        Total stockholders' deficit                                                     (7,618,918)               (6,355,878)
                                                                               -----------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                             $ 1,116,978               $ 1,222,133
                                                                               ===============================================

See notes to unaudited consolidated financial statements.

PATIENT INFOSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------

                                                              Three Months Ended                 Six Months Ended
                                                                   June 30,                          June 30,
                                                            2002             2001              2002             2001
                                                            ----             ----              ----             ----

REVENUES
  Operations Fees                                        $ 522,636         $ 303,406        $ 996,456        $ 647,648
  Development Fees                                           6,450            27,061           21,538           56,346
  Licensing Fees                                            13,630            27,500           24,050           54,000
                                                      -----------------------------------------------------------------

       Total revenues                                      542,716           357,967        1,042,044          757,994
                                                      -----------------------------------------------------------------

COSTS AND EXPENSES
  Cost of sales                                            461,726           613,417          949,579        1,320,709
  Sales and marketing                                      175,188           204,271          353,563          429,190
  General and administrative                               306,499           734,824          656,635        1,281,007
  Research and development                                  23,786            42,106           47,636           95,431
                                                      -----------------------------------------------------------------

        Total costs and expenses                           967,199         1,594,618        2,007,413        3,126,337
                                                      -----------------------------------------------------------------

OPERATING LOSS                                           (424,483)       (1,236,651)        (965,369)      (2,368,343)

OTHER EXPENSE                                            (132,036)         (100,908)        (252,671)        (185,109)
                                                      -----------------------------------------------------------------

NET LOSS                                                 (556,519)       (1,337,559)      (1,218,040)      (2,553,452)

CONVERTIBLE PREFERRED STOCK DIVIDENDS                     (22,500)          (22,500)         (45,000)         (45,000)
                                                      -----------------------------------------------------------------

NET LOSS ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                                  $ (579,019)     $ (1,360,059)    $ (1,263,040)    $ (2,598,452)
                                                      =================================================================

NET LOSS PER SHARE - BASIC
   AND DILUTED                                            $ (0.05)          $ (0.15)         $ (0.12)         $ (0.30)
                                                      =================================================================

WEIGHTED AVERAGE COMMON  SHARES                         10,956,024         8,919,357       10,956,024        8,569,779
                                                      =================================================================

See notes to unaudited consolidated financial statements.

PATIENT INFOSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------

                                                                                       Six Months        Six Months
                                                                                          Ended             Ended
                                                                                      June 30, 2002     June 30, 2001

OPERATING ACTIVITIES:
  Net loss                                                                             $ (1,218,040)     $ (2,553,452)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                                          202,943           473,383
      Gain on sale of property                                                                 (400)             (305)
      Compensation expense related to issuance of stock and warrants                               -           352,673
      (Increase) decrease in accounts receivable, net                                       (49,292)           169,753
      (Increase) decrease in prepaid insurance, expenses and other current assets           (14,430)            25,500
      Increase (decrease) in accounts payable                                                  1,941          (89,913)
      Increase in accrued salaries and wages                                                  18,004            29,341
      Increase in accrued expenses                                                           254,432           184,291
      Decrease in deferred revenue                                                          (16,492)          (39,152)
                                                                                            --------          --------

            Net cash used in operating activities                                          (821,334)       (1,447,880)
                                                                                           ---------       -----------

INVESTING ACTIVITIES:
  Property and equipment additions                                                           (6,412)           (6,831)
  Proceeds form the sale of property                                                            400               800
                                                                                                ----              ---

          Net cash used in investing activities                                              (6,012)           (6,031)
                                                                                             -------           -------

FINANCING ACTIVITIES:
  Borrowing from directors                                                                   855,000        1,430,000

            Net cash provided by financing activities                                       855,000         1,430,000
                                                                                            --------        ---------

NET (DECREASE) INCREASE IN CASH AND CASH  EQUIVALENTS                                         27,654          (23,911)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                                        29,449            28,231
                                                                                             -------           ------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                                            $ 57,103           $ 4,320
                                                                                           =========          =======

Supplemental disclosure of non-cash information
  Dividend declared on Class C Convertible Preferred Stock                                 $ 45,000          $ 45,000
                                                                                           =========         ========

See notes to unaudited consolidated financial statements.

PATIENT INFOSYSTEMS, INC.


Notes to Unaudited Consolidated Financial Statements for the periods ended June 30, 2002 and June 30, 2001

1. The accompanying consolidated financial statements for the three and six month periods ended June 30, 2002 and June 30, 2001 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.
     These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Certain reclassifications of 2001 amounts have been made to conform to 2002 presentations. The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results for the entire year ending December 31, 2002.

2. On March 28, 2002, the Company entered into an Amended and Restated Credit Agreement with Wells Fargo Bank Iowa, N.A., which extended the term of the Company's $2,500,000 credit facility to March 31, 2003, under substantially the same terms as of December 31, 2002. Certain directors of the Company guaranteed this extension.

     On June 28, 2002, the Company and Wells Fargo agreed on an addendum to the Amended and Restated Credit Agreement which extends the credit facility an additional $500,000, bringing the total credit to $3,000,000. Certain directors of the Company also guarantee the extended credit facility.

3. The Company borrowed $855,000 for working capital from Mr. Pappajohn during the six month period ended June 30, 2002. From June 30, 2002 to August 14, 2002, the Company repaid Mr. Pappajohn $280,000 of prior borrowings. A total of $4,482,500 has been borrowed from Mr. Pappajohn and Dr. Schaffer, all of which is secured by the assets of the Company.

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

     On June 11, 2002, the board of directors of the Company approved the conversion of up to $4,642,500 in debt and $438,099 of accrued interest owed to Mr. Pappajohn and Dr. Schaffer into 36,289,993 shares of the Company's common stock using a value of $0.14 per common share. The average value of the Company's common stock based upon an average closing price for a period immediately before June 11, 2002 was $0.1354. As of June 30, 2002, the Company's Certificate of Incorporation authorizes the Company to issue up to 20,000,000 shares of common stock, 10,956,024 of which were issued and outstanding and 2,029,040 of which were reserved for issuance under outstanding options, warrants and upon conversion of outstanding convertible preferred stock. Giving effect to this debt conversion requires an amendment to the Company's Certificate of Incorporation to authorize additional common stock. The completion of this transaction cannot occur unless and until the stockholders of the Company approve this amendment. A date for a meeting of the stockholders of the Company has not yet been determined.

4. The calculations for the basic and diluted loss per share were based upon the loss attributable to common stockholders of $579,019 and $1,360,059 and a weighted average number of common shares of 10,956,024 and 8,919,357 for the three month periods ended June 30, 2002 and 2001 respectively. The calculations for the basic and diluted loss per share were based upon the loss attributable to common stockholders of $1,263,040 and $2,598,452 and a weighted average number of common shares of 10,956,024 and 8,569,779 for the six month periods ended June 30, 2002 and 2001 respectively. Options and warrants to purchase shares of common stock were outstanding but not included in the computation of diluted loss per share for the three and six month periods ended June 30, 2002 and 2001 because the effect would have been antidilutive due to the net loss in those periods.

5. The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited consolidated financial statements, the Company incurred a net loss for the six month period ended June 30, 2002 of $1,218,040 and had an accumulated deficit of $31,906,631 at June 30, 2002. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

6. On June 29, 2001, Statement of Financial Accounting Standards("SFAS") No. 142, "Goodwill and Other Intangible Assets" was issued by the Financial Accounting Standards Board. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company has adopted SFAS No. 142 on January 1, 2002 and there was no effect on the Company's consolidated financial statements resulting from the adoption.

     SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. There was no material effect on the Company's consolidated financial statements resulting from the adoption of SFAS No. 144 in 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Management's discussion and analysis provides a review of the Company's operating results for the three and six month periods ended June 30, 2002 and June 30, 2001 and its financial condition at June 30, 2002. The focus of this review is on the underlying business reasons for significant changes and trends affecting the revenues, net earnings and financial condition of the Company. This review should be read in conjunction with the accompanying unaudited consolidated financial statements.

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

Results of Operations

     Revenues

     Revenues consist of revenues from operations, development fees and licensing fees. Revenues increased to $542,716 from $357,967 during the three months ended June 30, 2002 and 2001, respectively, or 51.6%. Revenues increased to $1,042,044 from $757,994 during the six months ended June 30, 2002 and 2001, respectively, or 37.5%.

                                               Three Months Ended                   Six Months Ended
                                                    June 30,                            June 30,
Revenues                                     2002             2001                2002              2001
--------                                     ----             ----                ----              ----
Operations Fees
  Disease Management and Compliance      $ 280,466         $ 116,597           $ 511,544        $ 253,774
  Surveys                                   56,341            36,059             104,805           86,180
  Demand Management                        155,829           132,750             320,569          271,694
  Other                                     30,000            18,000              59,538           36,000
                                       ------------------------------      -------------------------------
Total Operations Fees                      522,636           303,406             996,456          647,648
Development Fees                             6,450            27,061              21,538           56,346
Licensing Fees                              13,630            27,500              24,050           54,000
                                       ------------------------------      -------------------------------

Total Revenues                           $ 542,716         $ 357,967         $ 1,042,044        $ 757,994
                                       ------------------------------      -------------------------------


     Operations revenues are generated as the Company provides services to its customers. Operations revenues increased to $522,636 and $996,456 from $303,406 and $647,648 during the three and six month periods ended June 30, 2002 and 2001, respectively. Operations revenues continue to be the primary source of revenue for the Company. Operations revenues increased because the Company began providing services to new customers and because its volume of services to existing customers increased.

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

     Development fee revenues decreased from $27,061 and $56,346 to $6,450 and 21,538 for the three and six month periods ended June 30, 2001 and 2002, respectively. This decline was due to decreased emphasis by the Company on generating revenue for the development of new programs. Development fee revenue represents the amounts that the Company charges its customers for the development of customized programs for which it anticipates on-going operations revenues. The Company has entered into new development agreements but anticipates that revenue from program development will remain relatively low in the future.

     License fee revenues recognized from the Case Management Support System was $13,680 and $24,050 as compared to $27,500 and 54,000 for the three and six month periods ended June 30, 2002 and 2001, respectively. The Company has not entered into any new licensing agreements for its Case Management Support System and the revenue for the current period reflects revenue from the existing agreements.

     Costs and Expenses

     Cost of sales include salaries and related benefits, services provided by third parties, and other expenses associated with the implementation and delivery of the Company's standard and customized population, demand and disease management programs. Cost of sales for the three and six month periods ended June 30, 2002 was $461,726 and $949,579, respectively as compared to $613,417 and $1,320,709 for the same respective periods of 2001. The decrease in these costs primarily reflects savings derived from organizational changes in the Company's operational departments. The Company's gross margin, being total revenues over cost of sales, was positive for the three and six month periods ended June 30, 2002. The Company anticipates that revenue must increase significantly before it will recognize further economies of scale. No assurance can be given that revenues will increase or that, if they do, they will continue to exceed costs and expenses.

     Sales and marketing expenses consist primarily of salaries, related benefits, travel costs, sales materials and other marketing related expenses. Sales and marketing expenses for the three and six month periods ended June 30, 2002 were $175,188 and $353,563, respectively as compared to $204,271 and $429,190 for the same respective periods of 2001. Spending in this area has decreased due to the termination of staff. The Company anticipates expansion of the Company's sales and marketing staff and expects it will continue to invest in the sales and marketing process, and that such expenses related to sales and marketing may increase in future periods.

     General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operating expenses of the Company. General and administrative expenses for the three and six month periods ended June 30, 2002 were $306,499 and $656,635 respectively, as compared to $734,824 and $1,281,007 for the same respective periods of 2001. These expenditures have been incurred to maintain the corporate infrastructure necessary to support anticipated program operations. The decrease in these costs during the period reflected a lower amount of debt issuance cost amortization. The debt issuance cost amortization expense recorded was $0 and $8,934 for the three and six month periods ended June 30, 2002 as compared to $356,807 and $549,557 for the three and six month periods ended June 30, 2001. Without these charges, general and administrative costs would have decreased from $378,017 and $731,449 for the three and six month periods ended June 30, 2001 to $306,499 and $647,701 for the three and six month periods ended June 30, 2002.

     Research and development expenses consist primarily of salaries and related benefits and administrative costs associated with the development of certain components of the Company's integrated information capture and delivery system, as well as development of the Company's standardized disease management programs and the Company's Internet based technology products. Research and development expenses for the three and six month periods ended June 30, 2002 were $23,786 and $47,636, respectively, as compared to $42,106 and $95,431 for same respective periods of 2001.

     The Company recorded other expenses of $132,036 and $252,671 for the three and six month periods ended June 30, 2002 as compared to $100,908 and $185,109 for the same respective periods of 2001, principally due to the increase of interest expenses on debt.

     Income (loss)

     The Company had a net loss attributable to the common shareholders after preferred stock dividends, of $579,019 and $1,263,040 for the three and six month periods ended June 30, 2002 compared to $1,360,059 and $2,598,452 for the same respective periods of 2001. This represents a net loss per common share of $.05 and $.12 for the three and six month periods ended June 30, 2002, as compared to a net loss of $.15 and $.30 per common share for the same respective periods of 2001.

     Liquidity and Capital Resources

     At June 30, 2002 the Company had a working capital deficit of $8,252,831 as compared to $4,686,322 at December 31, 2001. Through June 30, 2002, these amounts reflect the effects of the Company's continuing losses as well as increased borrowings, $2,500,000 of which was considered to be a long-term liability at December 31, 2001 but is classified as a current liability at June 30, 2002. Since its inception, the Company has primarily funded its operations, working capital needs and capital expenditures from the sale of equity securities or the incurrence of debt.

     On March 28, 2002, the Company entered into an Amended and Restated Credit Agreement with Wells Fargo Bank Iowa, N.A., which extended the term of the $2,500,000 credit facility to March 31, 2003, under substantially the same terms. Certain directors of the Company guaranteed this extension.

     On June 28, 2002, the Company and Wells Fargo agreed on an addendum to the Amended and Restated Credit Agreement which extends the credit facility by an additional $500,000, increasing the total credit to $3,000,000. Messers. Pappajohn and Schaffer also guarantee the extended credit facility.

     The Company borrowed $855,000 for working capital from Mr. Pappajohn during the six month period ended June 30, 2002. From June 30, 2002 to August 14, 2002, the Company repaid Mr. Pappajohn $280,000 of prior borrowings. A total of $4,482,500 has been borrowed from Mr. Pappajohn and Dr. Schaffer, all of which is secured by the assets of the Company.

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

     On June 11, 2002, the board of directors of the Company approved the conversion of up to $4,642,500 in debt and $438,099 of accrued interest owed to Mr. Pappajohn and Dr. Schaffer into 36,289,993 shares of the Company's common stock using a value of $0.14 per common share. The average value of the
Company's common stock based upon an average closing price for a period immediately before June 11, 2002 was $0.1354. As of June 30, 2002, the Company's Certificate of Incorporation authorizes the Company to issue up to 20,000,000 shares of common stock, 10,956,024 of which were issued and outstanding and 2,029,040 of which were reserved for issuance under outstanding options, warrants and upon conversion of outstanding convertible preferred stock. Giving effect to this debt conversion requires an amendment to the Company's Certificate of Incorporation to authorize additional common stock. The completion of this transaction cannot occur unless and until the stockholders of the Company approve this amendment. A date for a meeting of the stockholders of the Company has not yet been determined.

     The Company has expended substantial amounts to expand its operational capabilities and strengthen its infrastructure, which at the same time has increased its administrative and technical costs. In addition, the Company's cash has been depleted as a result of operating losses. The Company anticipates that its losses will continue and, but for the continuing loans from Mr. Pappajohn, the Company has no available capital. Mr. Pappajohn is not obligated to continue funding the Company's operations beyond December 31, 2002 and the Company cannot be certain whether or for how long Mr. Pappajohn will continue to loan the Company funds. The Company is continuing its efforts to identify additional capital privately, which may involve the sale of convertible preferred stock or further debt equity. No assurance can be given that the Company will successfully raise the necessary funds. Any additional financing, which includes the issuance of additional securities of the Company, may be dilutive to the Company's existing stockholders. If the Company is unable to identify additional capital, it will be required to cease operations.


     Inflation

     Inflation did not have a significant impact on the Company's costs during the three and six month periods ended June 30, 2002 and June 30, 2001. The Company continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

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

     Accounting Pronouncements

     On June 29, 2001, Statement of Financial Accounting Standards("SFAS") No. 142, "Goodwill and Other Intangible Assets" was issued by the Financial Accounting Standards Board. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company has adopted SFAS No. 142 on January 1, 2002 and there was no effect on the Company's consolidated financial statements resulting from the adoption.

     SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. There was no effect on the Company's consolidated financial statements resulting from the adoption of SFAS No. 144 in 2002.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to changes in interest rates primarily in its cash transactions. The interest paid on the Company's outstanding line of credit is based upon the prime rate. The Company has the option of rolling the outstanding line of credit balance into notes that carry a rate equal to LIBOR plus 1.75%.

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     Borrowing from directors

     The Company borrowed $855,000 for working capital from Mr. Pappajohn during the six month period ended June 30, 2002. From June 30, 2002 to August 14, 2002, the Company repaid Mr. Pappajohn $280,000 of prior borrowings. A total of $4,482,500 has been borrowed from Mr. Pappajohn and Dr. Schaffer, all of which is secured by the assets of the Company.

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

     On June 11, 2002, the board of directors of the Company approved the conversion of up to $4,642,500 in debt and $438,099 of accrued interest owed to Mr. Pappajohn and Dr. Schaffer into 36,289,993 shares of the Company's common stock using a value of $0.14 per common share. The average value of the
Company's common stock based upon an average closing price for a period immediately before June 11, 2002 was $0.1354. As of June 30, 2002, the Company's Certificate of Incorporation authorizes the Company to issue up to 20,000,000 shares of common stock, 10,956,024 of which were issued and outstanding and 2,029,040 of which were reserved for issuance under outstanding options, warrants and upon conversion of outstanding convertible preferred stock. Giving effect to this debt conversion requires an amendment to the Company's Certificate of Incorporation to authorize additional common stock. The completion of this transaction cannot occur unless and until the stockholders of the Company approve this amendment. A date for a meeting of the stockholders of the Company has not yet been determined.


Item 6. Exhibits and Reports on Form 8-K


Exhibits:
--------

(a)  (11)  Statements of Computation of Per Share Earnings

(b) No reports on Form 8-K were filed during the six month period ended June 30, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 14, 2002
        ---------------



                          PATIENT INFOSYSTEMS, INC.
                                       (Registrant)


Date: August  14, 2002    /s/ Roger L. Caufournier
      ----------------    --------------------------------------------
                                   Roger L. Chaufournier
                                   Director, President and
                                   Chief Executive Officer

Date: August  14, 2002    /s/ Kent A. Tapper
      ----------------    --------------------------------------------
                                   Kent A. Tapper
                                   Principal Accounting Officer

Exhibit 11. Statement of Computation of Per Share Earnings

PATIENT INFOSYSTEMS, INC.

                                                     Three Months Ended                    Six Months Ended
                                                          June 30,                             June 30,
                                                   2002              2001              2002              2001
                                                   ----              ----              ----              ----

Net loss                                        $ (556,519)   $ (1,337,559)     $ (1,218,040)      $ (2,553,452)

Convertible preferred Stock dividends              (22,500)        (22,500)          (45,000)           (45,000)
                                                   --------        --------          --------           --------

Net loss attributable to
     Common Stockholders                        $ (579,019)   $ (1,360,059)     $ (1,263,040)      $ (2,598,452)
                                                -----------   -------------     -------------      -------------

Weighted average common shares                  10,956,024       8,919,357        10,956,024          8,569,779
                                                -----------      ----------       -----------        -----------

Net loss per share - Basic and diluted             $ (0.05)        $ (0.15)          $ (0.12)           $ (0.30)
                                                   ========        ========          ========           ========