Form 10-Q
period 2002-09-30
PATIENT INFOSYSTEMS INC
filed 2002-11-14
CIK 1017813

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10Q



[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:             September 30, 2002
                                 -----------------------------------------------


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     As of November 14, 2002, 10,956,024 common shares were outstanding.


--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

PATIENT INFOSYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
------------------------------------------------------------------------------------------------------------------

ASSETS                                                                           September 30,     December 31,
                                                                                 --------------    ------------
                                                                                      2002             2001
                                                                                      ----             ----
CURRENT ASSETS:
  Cash and cash equivalents                                                              $ 70,741        $ 29,449
  Accounts receivable                                                                     285,024         273,791
  Prepaid insurance                                                                        50,544          55,159
  Prepaid expenses and other current assets                                                44,837          33,290
                                                                                ----------------------------------
        Total current assets                                                              451,146         391,689

PROPERTY AND EQUIPMENT, net                                                               329,505         498,472

Other assets, net                                                                            -              8,934
Intangible assets (net of accumulated amortization of $407,365 and $299,685)              215,358         323,038
                                                                                ----------------------------------

TOTAL ASSETS                                                                            $ 996,009     $ 1,222,133
                                                                                ==================================

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                      $ 116,367       $ 111,018
  Accrued salaries and wages                                                              237,706         176,618
  Borrowings from directors                                                             4,567,500       3,907,500
  Line of credit                                                                        3,000,000            -
  Accrued expenses                                                                        488,687         477,205
  Accrued interest                                                                        599,749         282,530
  Deferred revenue                                                                        101,564         123,140
                                                                                ----------------------------------
        Total current liabilities                                                       9,111,573       5,078,011
                                                                                ----------------------------------

LINE OF CREDIT                                                                               -          2,500,000

STOCKHOLDERS' DEFICIT:
  Preferred stock - $.01 par value:  shares authorized: 5,000,000
    Series C, 9% cumulative, convertible
      issued and outstanding - 100,000                                                      1,000           1,000
  Common stock - $.01 par value:  shares authorized:
      20,000,000; issued and outstanding: September 30,
     2002 - 10,956,024; December 31, 2001 - 10,956,024                                    109,560         109,560
  Additional paid-in capital                                                           24,154,653      24,222,153
  Accumulated deficit                                                                (32,380,777)    (30,688,591)
                                                                                ----------------------------------
        Total stockholders' deficit                                                   (8,115,564)     (6,355,878)
                                                                                ----------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                             $ 996,009     $ 1,222,133
                                                                                ==================================

See notes to unaudited consolidated financial statements.

PATIENT INFOSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------

                                                             Three Months Ended                  Nine Months Ended
                                                               September 30,                       September 30,
                                                           2002              2001             2002              2001
                                                           ----              ----             ----              ----

REVENUES
  Operations Fees                                        $ 579,570        $ 307,212       $ 1,576,026         $ 954,860
  Development Fees                                           5,900           15,900            27,438            72,246
  Licensing Fees                                               630           30,500            24,680            84,500
                                                     -------------------------------------------------------------------

       Total revenues                                      586,100          353,612         1,628,144         1,111,606
                                                     -------------------------------------------------------------------

COSTS AND EXPENSES
  Cost of sales                                            467,162          576,900         1,416,741         1,897,609
  Sales and marketing                                      192,533          200,206           546,096           629,396
  General and administrative                               238,184          432,699           894,819         1,713,705
  Research and development                                  26,242           68,091            73,878           163,523
                                                     -------------------------------------------------------------------

        Total costs and expenses                           924,121        1,277,896         2,931,534         4,404,233
                                                     -------------------------------------------------------------------

OPERATING LOSS                                           (338,021)        (924,283)       (1,303,390)       (3,292,626)

INVESTMENT LOSS                                              -            (200,000)             -             (200,000)
OTHER EXPENSE                                            (136,126)         (97,078)         (388,796)         (282,187)
                                                     -------------------------------------------------------------------

NET LOSS                                                 (474,147)      (1,221,361)       (1,692,186)       (3,774,813)

CONVERTIBLE PREFERRED STOCK DIVIDENDS                     (22,500)         (22,500)          (67,500)          (67,500)
                                                     -------------------------------------------------------------------

NET LOSS ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                                  $ (496,647)    $ (1,243,861)     $ (1,759,686)     $ (3,842,313)
                                                     ===================================================================

NET LOSS PER SHARE - BASIC
   AND DILUTED                                            $ (0.05)         $ (0.11)          $ (0.16)          $ (0.41)
                                                     ===================================================================

WEIGHTED AVERAGE COMMON  SHARES                         10,956,024       10,956,024        10,956,024         9,365,194
                                                     ===================================================================

See notes to unaudited consolidated financial statements.

PATIENT INFOSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------

                                                                                     Nine Months       Nine Months
                                                                                        Ended             Ended
                                                                                   September 30,    September 30, 2001
                                                                                        2002

OPERATING ACTIVITIES:
  Net loss                                                                        $ (1,692,186)       $ (3,774,813)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                                     292,641             576,109
      Investment Loss                                                                      -                200,000
      Gain on sale of property                                                            (400)               (305)
      Compensation expense related to issuance of stock and warrants                       -                352,673
      (Increase) decrease in accounts receivable, net                                  (11,233)             184,883
      (Increase) decrease in prepaid insurance, expenses and other current assets       (6,932)              81,100
      Increase (decrease) in accounts payable                                             5,349            (48,375)
      Increase in accrued salaries and wages                                             61,088              78,498
      Increase in accrued expenses                                                      261,201             269,070
      Decrease in deferred revenue                                                     (21,576)            (39,934)
                                                                                       --------            --------

            Net cash used in operating activities                                   (1,112,048)         (2,121,094)
                                                                                    -----------         -----------

INVESTING ACTIVITIES:
  Property and equipment additions                                                      (7,060)             (8,706)
  Proceeds form the sale of property                                                       400                 800
                                                                                           ----                ---

          Net cash used in investing activities                                         (6,660)             (7,906)
                                                                                        -------             -------

FINANCING ACTIVITIES:
  Borrowing from directors, net                                                         660,000           2,131,500
  Line of credit borrowings                                                             500,000                -
                                                                                       --------           ---------

            Cash provided by financing activities                                     1,160,000           2,131,500
                                                                                     ----------           ---------

NET INCREASE IN CASH AND CASH  EQUIVALENTS                                               41,292               2,500

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                                    29,449              28,231
                                                                                        -------              ------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                                        $ 70,741            $ 30,731
                                                                                       =========           ========

Supplemental disclosures of non-cash information
  Dividend declared on Class C Convertible Preferred Stock                             $ 67,500            $ 67,500
                                                                                       =========           ========

See notes to unaudited consolidated financial statements.

PATIENT INFOSYSTEMS, INC.

Notes to Unaudited Consolidated Financial Statements for the periods ended September 30, 2002 and September 30, 2001

1. The accompanying consolidated financial statements for the three and nine month periods ended September 30, 2002 and September 30, 2001 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Certain reclassifications of 2001 amounts have been made to conform to 2002 presentations. The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results for the entire year ending December 31, 2002.

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

3. The Company's net borrowing was $660,000 for working capital from Mr. Pappajohn during the nine month period ended September 30, 2002. The Company repaid Mr. Pappajohn $400,000 by drawing upon the extended credit facility through Wells Fargo. From September 30, 2002 to November 14, 2002, the Company has borrowed an additional $200,000. A total of $4,767,500 has been borrowed from Mr. Pappajohn and Dr. Schaffer, all of which is secured by the assets of the Company.

     On March 25, 2002, Mr. Pappajohn and Dr. Schaffer made a commitment to the Company to obtain the operating funds that the Company believes would be sufficient to fund its operations through December 31, 2002 based upon an operational forecast for the Company. As with any forward-looking projection, no assurances can be given concerning the outcome of the Company's actual financial status given the substantial uncertainties that exist. There can be no assurances given that Mr. Pappajohn or Dr. Schaffer can raise either the required working capital through the sale of the Company's securities or that the Company can borrow the additional amounts needed.

     On June 11, 2002, the board of directors of the Company approved the conversion of up to $4,642,500 in debt and $438,099 of accrued interest owed to Mr. Pappajohn and Dr. Schaffer into 36,289,993 shares of the Company's common stock using a value of $0.14 per common share. The average value of the Company's common stock based upon an average closing price for a period immediately before June 11, 2002 was $0.1354. As of September 30, 2002, the Company's Certificate of Incorporation authorizes the Company to issue up to 20,000,000 shares of common stock, 10,956,024 of which were issued and outstanding and 2,029,040 of which were reserved for issuance under outstanding options, warrants and upon conversion of outstanding convertible preferred stock. Giving effect to this debt conversion will require an amendment to the Company's Certificate of Incorporation to authorize additional shares of common stock. The completion of this transaction cannot occur unless and until the stockholders of the Company approve this amendment. A date for a meeting of the stockholders of the Company has not yet been established.

4. The calculations for the basic and diluted loss per share were based upon the loss attributable to common stockholders of $496,647 and $1,243,861 and a weighted average number of common shares of 10,956,024 and 10,956,024 for the three month periods ended September 30, 2002 and 2001 respectively. The calculations for the basic and diluted loss per share were based upon the loss attributable to common stockholders of $1,759,686 and $3,842,313 and a weighted average number of common shares of 10,956,024 and 9,365,194 for the nine month periods ended September 30, 2002 and 2001 respectively. Options and warrants to purchase shares of common stock were outstanding but not included in the computation of diluted loss per share for the three and nine month periods ended September 30, 2002 and 2001 because the effect would have been antidilutive due to the net loss in those periods.

5. The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited consolidated financial statements, the Company incurred a net loss for the nine month period ended September 30, 2002 of $1,759,686 and had an accumulated deficit of $32,380,777 at September 30, 2002. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Management's discussion and analysis provides a review of the Company's operating results for the three and nine month periods ended September 30, 2002 and September 30, 2001 and its financial condition at September 30, 2002. The focus of this review is on the underlying business reasons for significant changes and trends affecting the revenues, net earnings and financial condition of the Company. This review should be read in conjunction with the accompanying unaudited consolidated financial statements.

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

Recent Developments

     On September 23, 2002, we signed an agreement to acquire substantially all the assets of American Care Source (ACS), headquartered in Dallas, Texas. ACS is an ancillary healthcare benefits management company. It provides a bridge connecting healthcare payers and the providers of ancillary healthcare services. Ancillary healthcare services include a broad array of services that supplement or support the care provided by hospitals and physicians, including the non-physician services associated with outpatient surgery centers, free-standing diagnostic imaging centers, home infusion, durable medical equipment, orthotics and prosthetics, laboratory and many other services. These ancillary services are provided to patients as benefits under group health plans and workers' compensation plans. ACS manages the administration of these ancillary healthcare benefits.

     Under the terms of the Asset Purchase Agreement, Patient Infosystems will acquire the assets of ACS in exchange for two thirds of the common stock of Patient Infosystems. The Asset Purchase Agreement provides for closing the anticipated transaction no later than May 2003. The agreement contains various conditions to closing, some of which may not be satisfied. Therefore completion of the transaction cannot be assured until closing. Among the conditions to closing are the following:

o the approval of the stockholders of Patient Infosystems of certain amendments to its Certificate of Incorporation;

o the execution by certain shareholders of ACS and Patient Infosystems of a Shareholders' Agreement providing for the voting of shares of Patient Infosystems in favor of the election of certain individuals to the board of directors of Patient Infosystems;

o the execution of agreements by John Pappajohn, Derace Schaffer, Eric Brauss and Today Financial Corporation and related entities and affiliates, to hold all indebtedness of Patient Infosystems in abeyance until March 31, 2004,;

o written documentation that the bank debt of Patient Infosystems to Wells Fargo Bank has been renegotiated so as to provide a grace and forbearance period until December 31, 2003, before any principal payments are required and that John Pappajohn and Derace Schaffer will remain guarantors of such bank debt if required by Wells Fargo Bank;

o    the private placement of equity securities of Patient Infosystems;

o the execution of a Voting Agreement by each stockholder of Patient Infosystems owning more than 10% of the outstanding shares of common stock of Patient Infosystems; and

o fulfillment of customary contractual conditions set forth in the Asset Purchase Agreement;

     The Asset Purchase Agreement may be terminated and the acquisition abandoned at any time prior to the closing date of the transaction under the following conditions:


o    by mutual agreement in writing by Patient Infosystems and ACS;

o by either Patient Infosystems or ACS if the other party materially breaches any of the representations, warranties, covenants or agreements set forth in the Asset Purchase Agreement at the time of its execution or on the closing date;

o by either Patient Infosystems or ACS if the other party fails to perform timely, in all material aspects the covenants and obligations that it is required to perform under Asset Purchase Agreement and such party does not obtain in writing a waiver of such performances, or

o by either Patient Infosystems or ACS if the closing of the acquisition does not occur by December 31, 2002 (unless the closing does not occur prior to such date because the Securities and Exchange Commission has determined to review this proxy statement, in which case the closing may occur any time prior to March 31, 2003, which date may be further extended by Patient Infosystems for an additional 60 days if Patient Infosystems is unable to hold the stockholders meeting by March 31, 2003 due to failure of ACS to timely provide information regarding ACS.)

Results of Operations

     Revenues

     Revenues consist of revenues from operations, development fees and licensing fees. Revenues increased to $586,100 from $353,612 during the three months ended September 30, 2002 and 2001, respectively, or 65.7%. Revenues increased to $1,628,144 from $1,111,606 during the nine months ended September 30, 2002 and 2001, respectively, or 46.5%.

                                            Three Months Ended                 Nine Months Ended
                                               September 30,                     September 30,
Revenues                                   2002             2001            2002               2001
--------                                   ----             ----            ----               ----
Operations Fees
  Disease Management and Compliance     $ 325,940        $ 108,184        $ 837,484          $ 363,541
  Surveys                                  42,428           42,244          147,233            128,424
  Demand Management                       148,202          138,784          468,771            408,895
  Other                                    63,000           18,000          122,538             54,000
                                     ------------------------------    --------------------------------
Total Operations Fees                     579,570          307,212        1,576,026            954,860
Development Fees                            5,900           15,900           27,438             72,246
Licensing Fees                                630           30,500           24,680             84,500
                                     ------------------------------    --------------------------------

Total Revenues                          $ 586,100        $ 353,612      $ 1,628,144        $ 1,111,606
                                     ------------------------------    --------------------------------

     Operations revenues are generated as the Company provides services to its customers. Operations revenues increased to $579,570 and $1,576,026 from $307,212 and $954,860 during the three and nine month periods ended September 30, 2002 and 2001, respectively. Operations revenues continue to be the primary source of revenue for the Company. Operations revenues increased because the Company began providing services to new customers and because its volume of services to existing customers increased.

     The Company has established relationships with several new customers and entered into a joint marketing relationship with one of its strategic partners. While the Company is now receiving increased revenues from these relationships, no assurances can be given that such revenues will increase or continue at their current rate. The Company has identified other possible new customers, but there can be no assurance that such prospects will contribute revenue in the near term, if at all.

     Due in part to the impact of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), P.L. 104-191, one of the Company's customers, which has provided 52.8% of the Company's revenue for the first nine months of 2002, has elected to terminate its services agreement with the Company. Under the terms of the agreement, the Company has provided its services to a third party that is considered a Covered Entity under HIPAA. The Company has a services agreement and a business associate agreement to provide substantially the same services directly to an affiliate of that Covered Entity and anticipates that it will continue to perform some or all of the terminated services under such agreements. No assurance can be given that the terminated services will be assumed under the other existing agreements, nor that any new revenues the Company may receive, if any, will offset the loss of revenue from the terminated services agreement.

     Development fee revenues decreased from $15,900 and $72,246 to $5,900 and $7,438 for the three and nine month periods ended September 30, 2001 and 2002, respectively. This decline was due to decreased emphasis by the Company on generating revenue for the development of new programs. Development fee revenue represents the amounts that the Company charges its customers for the development of customized programs for which it anticipates on-going operations revenues. The Company has entered into new development agreements but anticipates that revenue from program development will remain relatively low in the future.

     License fee revenues recognized from the Case Management Support System was $630 and $24,680 as compared to $30,500 and 84,500 for the three and nine month periods ended September 30, 2002 and 2001, respectively. The Company has not entered into any new licensing agreements for its Case Management Support System and the revenue for the current period reflects revenue from the existing agreements.

     Costs and Expenses

     Cost of sales include salaries and related benefits, services provided by third parties, and other expenses associated with the implementation and delivery of the Company's standard and customized population, demand and disease management programs. Cost of sales for the three and nine month periods ended September 30, 2002 was $467,162 and $1,416,741, respectively as compared to $576,900 and $1,897,609 for the same respective periods of 2001. The decrease in these costs primarily reflects savings derived from organizational changes in the Company's operational departments. The Company's gross margin, being total revenues over cost of sales, was positive for the three and nine month periods ended September 30, 2002. The Company anticipates that revenue must increase significantly before it will recognize further economies of scale. No assurance can be given that revenues will increase or that, if they do, they will continue to exceed costs and expenses.

     Sales and marketing expenses consist primarily of salaries, related benefits, travel costs, sales materials and other marketing related expenses. Sales and marketing expenses for the three and nine month periods ended September 30, 2002 were $192,533 and $546,096, respectively as compared to $200,206 and $629,396 for the same respective periods of 2001. Spending in this area has decreased due to the termination of staff. The Company anticipates that it will need to invest in the sales and marketing staff and in the sales and marketing process, and that expenses related to sales and marketing may increase in future periods.

     General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operating expenses of the Company. General and administrative expenses for the three and nine month periods ended September 30, 2002 were $238,184 and $894,819 respectively, as compared to $432,699 and $1,713,705 for the same respective periods of 2001. These expenditures have been incurred to maintain the corporate infrastructure necessary to support anticipated program operations. The decrease in these costs during the period reflected a lower amount of debt issuance cost amortization and the one time effect of reversing a $114,953 accrued expense as a result of a renegotiated vendor contract.

     Research and development expenses consist primarily of salaries and related benefits and administrative costs associated with the development of certain components of the Company's integrated information capture and delivery system, as well as development of the Company's standardized disease management programs and the Company's Internet based technology products. Research and development expenses for the three and nine month periods ended September 30, 2002 were $26,242 and $73,878, respectively, as compared to $68,091 and $163,523 for same respective periods of 2001.

     The Company recorded no investment loss in the three and nine month periods ended September 30, 2002, as compared to $200,000 during the three and nine month periods ended September 30,2001. The Company held an investment of Common Stock in a private company (the "Investment") that was recorded at its historical cost of $200,000. In 2001, the Company was informed that the private company to which the Investment relates intends to cease operations. Accordingly, the Company considered the Investment to be other than temporarily impaired and wrote off the Investment's entire carrying value of $200,000 as a non-operating expense as of September 30, 2001.

     The Company recorded other expenses of $136,126 and $388,796 for the three and nine month periods ended September 30, 2002 as compared to $97,078 and $282,187 for the same respective periods of 2001, principally due to the increase of interest expenses on debt.

     Income (loss)

     The Company had a net loss attributable to the common shareholders after preferred stock dividends, of $474,147 and $1,692,186 for the three and nine month periods ended September 30, 2002 compared to $1,243,861 and $3,842,313 for the same respective periods of 2001. This represents a net loss per common share of $.05 and $.16 for the three and nine month periods ended September 30, 2002, as compared to a net loss of $.11 and $.41 per common share for the same respective periods of 2001.

     Liquidity and Capital Resources

     At September 30, 2002 the Company had a working capital deficit of $8,660,427 as compared to $4,686,322 at December 31, 2001. Through September 30, 2002, these amounts reflect the effects of the Company's continuing losses as well as increased borrowings, $2,500,000 of which was considered to be a long-term liability at December 31, 2001 but is classified as a current liability at September 30, 2002. Since its inception, the Company has primarily funded its operations, working capital needs and capital expenditures from the sale of equity securities or the incurrence of debt.

     On March 28, 2002, the Company entered into an Amended and Restated Credit Agreement with Wells Fargo Bank Iowa, N.A., which extended the term of the $2,500,000 credit facility to March 31, 2003, under substantially the same terms. Mr. Pappajohn and Dr. Schaffer, directors of the Company, guaranteed this extension.

     On June 28, 2002, the Company and Wells Fargo agreed on an addendum to the Amended and Restated Credit Agreement which extends the credit facility by an additional $500,000, increasing the total credit to $3,000,000. Mr. Pappajohn and Dr. Schaffer also guarantee the extended credit facility.

     The Company's net borrowing was $660,000 for working capital from Mr. Pappajohn during the nine month period ended September 30, 2002. The Company repaid Mr. Pappajohn $400,000 by drawing upon the extended credit facility through Wells Fargo. From September 30, 2002 to November 14, 2002, the Company has borrowed an additional $200,000. A total of $4,767,500 has been borrowed from Mr. Pappajohn and Dr. Schaffer, all of which is secured by the assets of the Company.

     On March 25, 2002, Mr. Pappajohn and Dr. Schaffer made a commitment to the Company to obtain the operating funds that the Company believes would be sufficient to fund its operations through December 31, 2002 based upon an operational forecast for the Company. As with any forward-looking projection, no assurances can be given concerning the outcome of the Company's actual financial status given the substantial uncertainties that exist. There can be no assurances given thatMr. Pappajohn or Dr. Schaffer can raise either the required working capital through the sale of the Company's securities or that the Company can borrow the additional amounts needed.

     On June 11, 2002, the board of directors of the Company approved the conversion of up to $4,642,500 in debt and $438,099 of accrued interest owed to Mr. Pappajohn and Dr. Schaffer into 36,289,993 shares of the Company's common stock using a value of $0.14 per common share. The average value of the Company's common stock based upon an average closing price for a period immediately before June 11, 2002 was $0.1354. As of September 30, 2002, the Company's Certificate of Incorporation authorizes the Company to issue up to 20,000,000 shares of common stock, 10,956,024 of which were issued and outstanding and 2,029,040 of which were reserved for issuance under outstanding options, warrants and upon conversion of outstanding convertible preferred stock. Giving effect to this debt conversion will require an amendment to the Company's Certificate of Incorporation to authorize additional shares of common stock. The completion of this transaction cannot occur unless and until the stockholders of the Company approve this amendment. A date for a meeting of the stockholders of the Company has not yet been established.

     The Company has expended substantial amounts to establish its operational capabilities and infrastructure. The Company's cash has been depleted as a result of operating losses. The Company anticipates that its losses will continue. But for the continuing loans from Mr. Pappajohn, the Company has no available capital. Mr. Pappajohn is not obligated to continue funding the Company's operations beyond December 31, 2002 and the Company cannot be certain whether or for how long Mr. Pappajohn will continue to loan the Company funds. The Company is continuing its efforts to identify additional capital privately, which may involve the sale of convertible preferred stock or further debt equity. No assurance can be given that the Company will successfully raise the necessary funds. Any additional financing, which includes the issuance of additional securities of the Company, may be dilutive to the Company's existing stockholders. If the Company is unable to identify additional capital, it will be required to cease operations.


     Inflation

     Inflation did not have a significant impact on the Company's costs during the three and nine month periods ended September 30, 2002 and September 30, 2001. The Company continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

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

     Accounting Pronouncements

     On June 29, 2001, Statement of Financial Accounting Standards("SFAS") No. 142, "Goodwill and Other Intangible Assets" was issued by the Financial Accounting Standards Board. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. The Company has adopted SFAS No. 142 on January 1, 2002 and there was no effect on the Company's consolidated financial statements resulting from the adoption.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

     Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's chief executive officer and principal accounting officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in internal controls.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     On June 11, 2002, the board of directors of the Company approved the conversion of up to $4,642,500 in debt and $438,099 of accrued interest owed to Mr. Pappajohn and Dr. Schaffer into 36,289,993 shares of the Company's common stock using a value of $0.14 per common share. The average value of the Company's common stock based upon an average closing price for a period immediately before June 11, 2002 was $0.1354. The Company relied on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933. As of September 30, 2002, the Company's Certificate of Incorporation authorizes the Company to issue up to 20,000,000 shares of common stock, 10,956,024 of which were issued and outstanding and 2,029,040 of which were reserved for issuance under outstanding options, warrants and upon conversion of outstanding convertible preferred stock. Giving effect to this debt conversion will require an amendment to the Company's Certificate of Incorporation to authorize additional shares of common stock. The completion of this transaction cannot occur unless and until the stockholders of the Company approve this amendment. A date for a meeting of the stockholders of the Company has not yet been established.


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.


Exhibit # Description of Exhibits

3.1*      Certificate of Incorporation

3.2*      By-Laws

4.1**     Patient Infosystems, Inc. Amended and Restated Stock Option Plan

4.2***    Certificate  of  Designations,   Powers,   Preferences  and  Relative,
          Participating, Optional or Other Special Rights, and the Qualifications, Limitations Thereof of the Series C Preferred Stock of Patient InfoSystems, Inc.

10.15+ Asset Purchase Agreement dated as of September 29, 1998 among Patient Infosystems Acquisition Corp., the Company and HealthDesk Corporation.

10.16+    Amendment  to Asset  Purchase  Agreement  dated as of December 1, 1998
          among  Patient   Infosystems   Acquisition   Corp.,  the  Company  and
          HealthDesk Corporation.

10.17+ Second Amendment to Asset Purchase Agreement dated as of February 1, 1999 among Patient Infosystems Acquisition Corp., the Company and HealthDesk Corporation.

10.19+ Consulting Agreement dated as of March 8, 1999 between the Company and John V. Crisan.

10.20+ Lease Agreement dated as of February 22, 1995 between the Company and Conifer Prince Street Associates.

10.21+ First Addendum to Lease Agreement dated as of August 22, 1995 between the Company and Conifer Prince Street Associates.

10.22+ Second Addendum to Lease Agreement dated as of November 17, 1995 between the Company and Conifer Prince Street Associates.

10.23+ Third Addendum to Lease Agreement dated as of March 28, 1996 between the Company and Conifer Prince Street Associates.

10.24+ Fourth Addendum to Lease Agreement dated as of October 29, 1996 between the Company and Conifer Prince Street Associates.

10.25+ Fifth Addendum to Lease Agreement dated as of November 30, 1996 between the Company and Conifer Prince Street Associates.

10.26+ Sixth Addendum to Lease Agreement dated as of November 24, 1997 between the Company and Conifer Prince Street Associates.

10.30++ Seventh Addendum to Lease Agreement dated as of June 16, 1999 between the Company and Conifer Prince Street Associates.

10.31++ Lease Agreement dated as of July 2, 1999 between the Company and Cadena Properties Limited.

10.32++ Lease Agreement dated as of August 1, 1999 between the Company and Michele M. Hoey and John E. Hoey.

10.33++ Revolving Note dated as of December 23, 1999 between the Company and Norwest Bank Iowa, National Association.

10.34++ Credit Agreement dated as of December 23, 1999 between the Company and Norwest Bank Iowa, National Association.

10.35++ Security Agreement dated as of December 23, 1999 between the Company and Norwest Bank Iowa, National Association.

10.36++ Arbitration Agreement dated as of December 23, 1999 between the Company and Norwest Bank Iowa, National Association.

10.37++ Financing Statement executed by the Company and Norwest Bank Iowa, National Association.

10.38++ First Amendment to Credit Agreement dated as of March 21, 2000 between the Company and Norwest Bank Iowa, National Association.

10.39++ Note Modification Agreement dated as of March 21, 2000 between the Company and Norwest Bank Iowa, National Association.

10.41*** Form of Subscription Agreement dated on or about March 31, 2000 between the Company and John Pappajohn, Derace Schaffer, Gerald Kirke and Michael Richards for Series C 9% Cumulative Convertible Preferred Stock.

10.42*** Form of Registration Rights Agreement dated on or about March 31, 2000 between the Company and John Pappajohn, Derace Schaffer, Gerald Kirke and Michael Richards for Series C 9% Cumulative Convertible Preferred Stock.

10.43*** Eighth Addendum to Lease Agreement dated as of December 8, 2000 between the Company and Conifer Prince Street Associates.

10.44*** Termination of Lease Agreement dated as of January 24, 2001 between the Company and Michele M. Hoey and - John E. Hoey.

10.45*** Amended and Restated Credit Agreement dated as of March 28, 2001 between the Company and Wells Fargo Bank Iowa, National Association.

10.46*** Revolving Note dated as of March 28, 2001 between the Company and Wells Fargo Bank Iowa, National Association.

10.47***  Form of Promissory Notes payable to Dr. Schaffer and Mr. Pappajohn.

10.48***  Form of Security Agreements with Dr. Schaffer and Mr. Pappajohn.

10.49 Ninth Addendum to Lease Agreement dated as of January 7, 2002 between the Company and Conifer Prince Street Associates.

10.50# Letter of Agreement dated as of March 25, 2002 between the Company, John Pappajohn and Derace Schaffer.

10.51#    Second  Amended and Restated  Credit  Agreement  dated as of March 28,
          2002  between  the  Company  and  Wells  Fargo  Bank  Iowa,   National
          Association.

10.52# Revolving Note dated as of March 28, 2002 between the Company and Wells Fargo Bank Iowa, National Association.

10.53# Security Agreement dated as of March 28, 2002 between the Company and Wells Fargo Bank Iowa, National Association.

10.54     Addendum to Amended and Restated Credit Agreement dated as of June 28,
          2002  between  the  Company  and  Wells  Fargo  Bank  Iowa,   National
          Association.

10.55 Agreement for Purchase and Sale of Assets dated as of September 23, 2002 between the Company and American Caresource Corporation.

21.1***   Subsidiaries

------------------------------------

* Previously filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form S-1 filed on July 3, 1996 and incorporated herein by reference.

** Previously filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form S-8 filed on May 3, 2000 and incorporated herein by reference.

*** Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed on April 2, 2001 and incorporated herein by reference.

+ Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed on April 13, 1999 and incorporated herein by reference.

++ Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed on March 30, 2000 and incorporated herein by reference.

# Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed on April 10, 2002 and incorporated herein by reference.

(b)  Reports on Form 8-K.

     On August 14, 2002, the Company filed a current report on Form 8-K reporting that the Company submitted to the Securities and Exchange Commission the certification of the Company's report on Form 10-Q for the quarter ended June 30, 2002 by its chief executive officer and principal accounting officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November  14, 2002
        -------------------



                                                       PATIENT INFOSYSTEMS, INC.
                                                        (Registrant)


Date: November 14, 2002                      /s/ Roger L. Chaufournier
      ------------------------------       -------------------------------------
                                                 Roger L. Chaufournier
                                                 Director, President and
                                                 Chief Executive Officer

Date: November 14, 2002                      /s/ Kent A. Tapper
      ------------------------------       -------------------------------------
                                                 Kent A. Tapper
                                                 Principal Accounting Officer

I, Roger L. Chaufournier, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Patient Infosystems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002          By:       /s/ Roger L. Chaufournier
                                            -------------------------
                                            Roger L. Caufournier
                                            Chief Executive Officer
                                            Principal Executive Officer

I, Kent A. Tapper, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Patient Infosystems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002          By:       /s/ Kent A. Tapper
                                            ------------------
                                            Kent A. Tapper
                                            Vice President
                                            Principal Accounting Officer

Exhibit 11. Statement of Computation of Per Share Earnings

PATIENT INFOSYSTEMS, INC.

                                                     Three Months Ended                       Nine Months Ended
                                                        September 30,                           September 30,
                                                   2002              2001                  2002               2001
                                                   ----              ----                  ----               ----

Net loss                                        $ (474,147)      $ (1,221,361)         $ (1,692,186)      $ (3,774,813)

Convertible preferred Stock dividends              (22,500)           (22,500)              (67,500)           (67,500)
                                                -----------      -------------         -------------      -------------

Net loss attributable to
     Common Stockholders                        $ (496,647)      $ (1,243,861)         $ (1,759,686)      $ (3,842,313)
                                                -----------      -------------         -------------      -------------

Weighted average common shares                  10,956,024        10,956,024             10,956,024          9,365,194
                                                -----------      ------------          -------------      -------------

Net loss per share - Basic and diluted             $ (0.05)          $ (0.11)              $ (0.16)            $ (0.41)
                                                ===========      ============          ============       =============