Form 10-K
period 2002-12-31
PATIENT INFOSYSTEMS INC
filed 2003-03-31
CIK 1017813

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

     X            Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2002

                Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the transition period from ___ to ___

                         Commission File Number: 0-22319
                            Patient Infosystems, Inc.
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                               16-1476509
   -------------------------------                 ----------
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                   Identification
                                                    No.)
   46 Prince Street
   Rochester, New York                               14607
   -------------------------------                 ----------
   (Address of principal executive offices)        (Zip Code)

       Registrant's telephone number, including area code: (585) 242-7200
           Securities registered pursuant to Section 12(b) of the Act:
                                      None.

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: X Yes _ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                   _ Yes X No

As of June 28, 2002, the aggregate market value of the voting and nonvoting common stock held by nonaffiliates of the registrant was $635,700 and 3,973,122 shares of common stock were outstanding.

As of March 31, 2003, there were 10,956,024 shares of the issuer's common stock outstanding.

--------------------------------------------------------------------------------

                                     PART I

Item 1.   Description of Business.

General

     Patient Infosystems, Inc. ("Patient Infosystems") was incorporated in the State of Delaware on February 22, 1995 under the name DSMI Corp., changed its name to Disease State Management, Inc. on October 13, 1995, and then changed its name to Patient Infosystems, Inc. on June 28, 1996. Patient Infosystems' principal executive offices are located at 46 Prince Street, Rochester, New York 14607 and its telephone number is 585-242-7200. Patient Infosystems' Internet address is www.ptisys.com.

     Patient Infosystems is a health management solutions company that integrates clinical expertise with advanced Internet, call center and data management capabilities. Founded in 1995 as a disease management company, Patient Infosystems has evolved to offer a comprehensive portfolio of products and services designed to improve patient clinical outcomes and quality of life, reduce healthcare costs and facilitate patient-provider-payor communication. Care Team Connect for Health, Patient Infosystems' principal product line that provides a complete solution for population health management, can be marketed as a comprehensive solution or a set of discrete services that complement a client's existing operations. Care Team Connect integrates a number of components that had historically been marketed by the Company as stand alone products. During the 2002 year, the clinical content of these components were revised and all components were migrated to an updated technology platform. Care Team Connect includes the following:

1) Population Health Management and Analysis. Systems to collect, analyze, and report data about an overall target patient population. These systems utilize telephone, Internet, electronic or print media as input sources and may be used for risk identification and stratification, obtaining information on care quality and patient/member satisfaction, and the provision of patient and provider education.

2) Disease Management. Patient-centered disease management and case management support systems designed to improve patient compliance with prescribed treatment protocols and to improve the process of patient management outside the traditional "office visit." The system utilizes trained telephone operators and computerized interactive voice response technology to communicate via telephone and gather relevant information directly from the patient. This data is subsequently automatically transmitted via electronic or print media to healthcare payors, providers and patients, as appropriate. These services are also available via the Internet.

3) Nurse Help Line and Demand Management. Services to facilitate the appropriate deployment of costly healthcare resources. These systems provide enrolled patients with 24-hour access to a registered nurse for access to health information and management of their care between episodes of medical intervention.

     Patient Infosystems markets its services to a broad range of clients, including self-insured employers and trust funds, insurance companies, pharmaceutical and medical equipment and device manufacturers, pharmacy benefit managers ("PBMs"), other healthcare payors, such as managed care organizations ("MCOs") and healthcare providers, including integrated delivery networks ("IDN's").

     Initially, during its first two years of operations, Patient Infosystems emphasized the development of disease management programs, which accounted for a substantial portion of its revenue through 1997. However, since 1998, Patient Infosystems has devoted resources to the development of other applications of its technology platform, including demand management, patient surveys, outcomes analysis and Internet-based capabilities. These additional products accounted for nearly 45% of the total revenue of Patient Infosystems during the fiscal year ended December 31, 2002 and accounted for 59% and 62% of total revenue of Patient Infosystems during the fiscal years ended December 31, 2001 and 2000, respectively.

Recent Developments

     On February 1, 2003, Patient Infosystems started operating a smoking cessation program, which is a new category of services for Patient Infosystems.

     On September 23, 2002, Patient Infosystems signed an agreement to acquire substantially all the assets of American CareSource Corporation ("ACS"), headquartered in Dallas, Texas. ACS is an ancillary healthcare benefits management company. It provides a bridge connecting healthcare payers and the providers of ancillary healthcare services. Ancillary healthcare services include a broad array of services that supplement or support the care provided by hospitals and physicians, including the non-physician services associated with outpatient surgery centers, free-standing diagnostic imaging centers, home infusion, durable medical equipment, orthotics and prosthetics, laboratory and many other services. These ancillary services are provided to patients as benefits under group health plans and workers' compensation plans. ACS manages the administration of these ancillary healthcare benefits.

     Under the terms of the Asset Purchase Agreement, Patient Infosystems agreed to acquire the assets of ACS in exchange for two-thirds of the common stock of Patient Infosystems. The agreement provides for a closing of the anticipated transaction no later than May 2003. The Asset Purchase Agreement contains various conditions to closing, some of which may not be satisfied. Therefore completion of the transaction cannot be assured until closing.

     The Agreement provides that either Patient Infosystems or ACS may terminate the Agreement if the closing of the acquisition does not occur by December 31, 2002, subject to certain exceptions.

     The parties are currently negotiating a substantial amendment to the Asset Purchase Agreement. As a result, the proposed terms of the transaction will change materially. The revised terms may include the provisions of a loan from Patient Infosystems to ACS in the aggregate amount of approximately $1.5 million or more. Patient Infosystems will be required to raise additional capital through a private placement of preferred stock to finance the loan and the proposed transaction. No assurance can be given that Patient Infosystems and ACS will agree on revised terms, or that the acquisition will close.

     Among the conditions to closing are the following:

o the approval of the shareholders of Patient Infosystems of certain amendments to its Certificate of Incorporation;

o the execution by certain stockholders of ACS and Patient Infosystems of a Shareholders' Agreement providing for the voting of shares of Patient Infosystems in favor of the election of certain individuals to the board of directors of Patient Infosystems;

o the execution of agreements by John Pappajohn and Derace Schaffer to hold all indebtedness of Patient Infosystems in abeyance until March 31, 2004;

o written documentation that the bank debt of Patient Infosystems to Wells Fargo Bank has been renegotiated so as to provide a grace and forbearance period until December 31, 2003, before any principal payments are required and that John Pappajohn and Derace Schaffer will remain guarantors of such bank debt if required by Wells Fargo Bank;

o a private placement of equity securities of Patient Infosystems providing for proceeds of not less than $3 million;

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

o by either Patient Infosystems or ACS if the other party fails to perform timely, in all material respects the covenants and obligations that it is required to perform under the Asset Purchase Agreement and such party does not obtain in writing a waiver of such performances, or

     The Agreement provides that either Patient Infosystems or ACS may terminate the Agreement if the closing of the acquisition does not occur by December 31, 2002, subject to certain exceptions.

     The parties are currently negotiating a substantial amendment to the Asset Purchase Agreement. As a result, the proposed terms of the transaction will change materially. The revised terms may include the provisions of a loan from Patient Infosystems to ACS in the aggregate amount of approximately $1.5 million or more. Patient Infosystems will be required to raise additional capital through a private placement of preferred stock to finance the loan and the proposed transaction. No assurance can be given that Patient Infosystems and ACS will agree on revised terms, or that the acquisition will close.

     In December 2002, Patient Infosystems loaned to ACS $200,000 of working capital, which was loaned to Patient Infosystems by Mr. Pappajohn. The loan from Patient Infosystems to ACS is secured by substantially all the assets of ACS. During January of 2003, Patient Infosystems made additional loans of $300,000 to ACS under substantially the same terms.

     During the fiscal year ended December 31, 2002, approximately 54% of Patient Infosystems' revenue came from two clients, AstraZeneca, Inc. ("Zeneca") and a healthcare insurance entity (the "Client"). Zeneca sponsored patients from an affiliate of Client (the "Sponsored Group") in a program operated by Patient Infosystems. Client directly sponsored patients from other of its affiliates in substantially the same program as that provided to the Sponsored Group. In September 2002, Patient Infosystems received notification from Zeneca that it intended to terminate its service agreement with Patient Infosystems as of January 1, 2003. In January 2003, Client assumed approximately 20% of the
Sponsored Group under its service agreement with Patient Infosystems. In February 2003, Patient Infosystems received notification that Client intends to terminate its service agreement with Patient Infosystems, effective July 1, 2003. Neither Zeneca nor Client cited any dispute with or breach of any agreement by Patient Infosystems. Patient Infosystems has replaced this lost revenue with other client contracts, but no assurance can be given the new sources of revenue will be permanent.

     On February 1, 2003, Patient Infosystems initiated operations on a smoking cessation program for two healthcare insurance entities. The call center program is being offered through a strategic alliance with Behavioral Solutions, the developers of an innovative program using behavioral health counselors. This program represents a new product line for Patient Infosystems.

Information Capture, Delivery and Analysis Technologies Utilizing the Internet

     Patient Infosystems' technology platform integrates an advanced voice recognition telephone system, high-speed data processing and analysis capability, demand publishing and information distribution capabilities and behavior modification-based compliance algorithms with a real time Internet on-line communication system. The system utilizes its call center and Internet technology to communicate via telephone directly with the patient at home as well as with payors and providers in order to gather and deliver relevant patient data. Depending on a patient's response, situation-specific algorithms are applied to target future questions and thus help customize the collection of data.

     Patient Infosystems' system analyzes and prepares the captured data for automatic delivery to the payor, provider and patient using its Internet and demand publishing capabilities. Patient Infosystems' Internet capabilities enable Patient Infosystems' systems to interface on a real-time basis with patients, payors and providers. Demand publishing technology enables the creation of highly individualized reports by inserting stored graphic images and text that can be customized for race, gender and age. These reports are also customized to the patient's specific situation, and the system can utilize the information received during contacts with the patient to customize the content of the report. The data relevant to the separate report for healthcare providers is formatted to be automatically transmitted via mail, fax or Internet.

     Each contact with a patient contributes to the establishment of a longitudinal database, which can be analyzed to provide information about treatment modalities for patients, providers and payors. Patient Infosystems' system is designed to analyze patient compliance to prescribed treatment regimens and gather additional clinical information so that the patient's caregivers can develop improvements in such regimens.

Internet Capabilities

     In 1999, Patient Infosystems acquired substantially all the assets of HealthDesk Corporation ("HealthDesk"), a consumer healthcare software company that focuses on general health and chronic disease management through ongoing targeted support for patients, families and caregivers. The acquired assets include HealthDesk OnLine and HealthDesk OnLine for Diabetes, which are both accessible through the Internet and on CD-ROM. Patient Infosystems also acquired HealthDesk's Care Team Connect product, which is accessible over the Internet and provides a communication mechanism to caregivers. Patient Infosystems uses the core technologies associated with the HealthDesk products to support Patient Infosystems' current Care Team Connect for Health product, which includes the case management support system, disease management, demand management, quality of life assessments and clinical data analysis.

Integrated Disease Management System

     Patient Infosystems' primary application of its integrated information capture and delivery technology is its integrated Care Team Connect approach to chronic condition management---Care Team Connect for Asthma, Hypertension, Diabetes, and Congestive Heart Failure. This system is designed to assist patients in managing their chronic disease, to improve patient compliance with care plans, and, as a consequence, improve patient outcomes.

     Patient Infosystems' disease management programs have been developed for targeted diseases on both a customized and standardized basis. All follow the same conceptual approach.

     First, using a panel of medical and clinical experts, Patient Infosystems develops a disease-specific patient intervention and compliance program that includes a template for the integration of each patient's history, current medical status and treatment protocol. The panel identifies guidelines for generally accepted treatment protocols and diagnostic interventions for particular diseases and then uses these guidelines to determine an intervention protocol and the information to be gathered from the patient.

     Second, when a patient is enrolled, a limited patient history is obtained, which may include the histories of the chronic illness, medications, and surgical procedures as well as other information deemed relevant by the disease-specific compliance program. This information is included in Patient Infosystems' database for each patient and is used to create the reports that are distributed to the patient's healthcare provider and payor, as well as to the patient.

     Third, Patient Infosystems establishes periodic telephone contacts with each patient to monitor the patient's compliance with prescribed therapies, as well as the patient's overall health status treatment progress. Contacts are made in accordance with a designated patient contact schedule, which is established for each disease management program and the risk level identified for that particular patient. The frequency varies depending upon the disease under management and the goal of the applicable treatment.

     Fourth, the data gathered from the patient during each contact is processed and stored in Patient Infosystems' database. Using the information obtained from patient contacts and other available information regarding the patient and his or her treatment, personalized reports are prepared, typically following each patient contact, for evaluation by the patient, the patient's healthcare provider and, on a routine basis, payors.

     Fifth, each patient enrolled in one of the disease management programs is provided with 24 hour telephonic access to a registered nurse for questions regarding his or her illness or other health information.

     Patient Infosystems' demand publishing and Internet technology further support its disease management programs. These technologies enable Patient Infosystems to provide personalized behavior modification and educational materials to patients in addition to individual patient reports, which may include pictures, diagrams and informative discussions relating to the treatment course intended to modify or reinforce certain behaviors. At the same time, individual patient reports are provided to the healthcare provider. These reports are more factual in nature and contain the relevant clinical and behavioral information that has been gathered. On a routine basis, Patient Infosystems can provide summary information to the patient's healthcare payor with respect to patient progress and activity. The summary reporting for customers are made available through the Internet.

     Patient Infosystems enrolled its first patients in a disease management program in October 1996, and has enrolled more than 532,000 patients in those programs through January 31, 2003.

     Patient Infosystems' customer agreements, which are typically terminable without cause by either party, require payment to Patient Infosystems of operational fees. The amount of the program operational fee generally varies with the length, complexity and frequency of patient contacts as dictated by the respective program protocols. Patient enrollment in each of Patient Infosystems' programs will depend upon the identification and referral by Patient Infosystems' customers of patients to Patient Infosystems' system, which will vary from program to program. During the 2002 fiscal year ended December 31, 2002, Patient Infosystems has introduced a product enhancement to capture potential patient enrollments through the analysis of historical medical and pharmacy claims.

     Patient Infosystems' disease specific management programs are as follows:

Asthma

     Patient Infosystems has developed disease management programs for asthmatic patients that have been marketed to payors and other participants in the healthcare industry, and such programs have been provided to patients since 1997. Through January 31, 2003, Patient Infosystems has had approximately 15,000 patients participate in these programs.

Congestive Heart Failure

     Patient Infosystems has services agreements to operate disease management programs to aid in the treatment of patients suffering from congestive heart failure. Patient Infosystems has completed the development of the program in the English and Spanish languages. These programs have been provided to patients since 1997, and through January 31, 2003, Patient Infosystems has had approximately 32,700 patients participate in the programs. During the fiscal year ended December 31, 2002, approximately 54% of Patient Infosystems' revenue came from two clients, AstraZeneca, Inc. ("Zeneca") and a healthcare insurance entity (the "Client"). Zeneca sponsored patients from an affiliate of Client (the "Sponsored Group") in a program operated by Patient Infosystems. Client directly sponsored patients from other of its affiliates in substantially the same program as that provided to the Sponsored Group. In September 2002, Patient Infosystems received notification from Zeneca. that it intended to terminate its service agreement with Patient Infosystems as of January 1, 2003. In January 2003, Client assumed approximately 20% of the Sponsored Group under its service agreement with Patient Infosystems. In February 2003, Patient Infosystems received notification that Client intends to terminate its service agreement with Patient Infosystems, effective July 1, 2003. Neither Zeneca nor Client cited any dispute with or breach of any agreement by Patient Infosystems.

Diabetes

     Patient Infosystems has developed disease management programs for diabetic patients that have been marketed to payors and other participants in the healthcare industry. These programs have been provided to patients since 1997, and through January 31, 2003, Patient Infosystems has had approximately 10,700 patients participate in these programs.

Secondary Cardiovascular Disease

     Patient Infosystems has entered into a services agreement with Bristol-Myers to develop, implement and operate a disease management program relating to the prevention of cardiovascular sequelae in patients who have recently experienced certain cardiovascular illnesses or treatments such as angina, cardiac bypass surgery or myocardial infarction. Patient Infosystems has completed the development of this program in both the English and Spanish languages. This program has been provided to patients since 1997, and through January 31, 2003, Patient Infosystems has had approximately 500 patients participate in this program.

Hypertension

     Patient Infosystems has developed a compliance program for patients with hypertension that has been marketed to payors and other participants in the healthcare industry. Bristol-Myers and RxAmerica have each retained Patient Infosystems to provide this compliance program for patients who are suffering from hypertension and are enrolled in healthcare programs for which these companies provide services. Through January 31, 2003, approximately 830 patients have participated in this program.

Program Re-designs

     During 2002, Patient Infosystems re-designed each of its disease management products in order to be more responsive to the market. Specific changes to the programs which are now operational under the Care Team Connect label include claims data analysis to identify patients with chronic disease and assign each risk level, targeted interventions by severity of the patient's disease, introduction of additional clinical content and inclusion of the Nurse 411 Demand Management service as a 24-hour nurse help line.

Pharmaceutical and Medical Equipment Support Programs

     Patient Infosystems has delivered custom programs sold to pharmaceutical and medical device manufacturers that are intended to add value to their direct to consumer marketing efforts. Patient Infosystems was retained by Bristol-Myers, Zeneca, Janssen and Abbott to develop and operate programs that support specific products in the areas of diabetes, anxiety, prostatis and others. In September 2002, Patient Infosystems received notification that Zeneca intended to terminate it service agreement with Patient Infosystems as of January 1, 2003. As of January 31, 2003, approximately 32,000 patients have participated in Patient Infosystems' pharmaceutical and medical equipment support programs. In October 2000, Patient Infosystems was retained by Urologix, Inc. to develop and operate a Prostate Care Center to provide telephonic and Internet support for their direct to consumer advertising campaign. During the one year term of the Urologix agreement, 1,500 men participated in this program.

"Nurse411" demand management programs

     Nurse411 provides a 24 hour telephonic help line for enrolled populations as well as demand management services. Demand management involves assisting providers in evaluating patient treatment needs to identify those patients who may not require immediate or intensive services. The goal of demand management is to reduce the need for, and use of, costly, often clinically unnecessary, medical services and arbitrary managed-care interventions while improving the overall quality of life of patients. During 2002, Patient Infosystems provided demand management services to approximately 142,700 enrollees.

Patient survey programs

     Organizations in many different areas of the healthcare industry survey users regarding their products and services for a variety of reasons including regulatory, marketing and research purposes. Patient Infosystems' information systems, with their ability to proactively contact patients in a cost-efficient manner, may be used for this type of application. Patient Infosystems has developed a series of automated surveys ranging from general health to disease specific instruments. Through January 31, 2003, approximately 440,200 patients have participated in these survey programs.

Internet-based products and services

     Patient Infosystems' Case Management Support System ("CMSS") is an Internet-based software product that is used by case management organizations. The customer's case managers access the system using an approved browser and Internet Service Provider ("ISP") connection. (Browser and ISP are not supplied by Patient Infosystems.) The system enables care managers to effectively interface with, and utilize, Patient Infosystems' intervention programs for patient care planning and implementation improves case managers' efficiency and productivity. Additionally, the CMSS provides the case management organization's management with a reporting tool and a case distribution and documentation tool that can be used to better monitor and manage case management activity. Patient Infosystems licenses its CMSS software and operating system to customers who agree to an initial license fee plus ongoing user and support fees. There were no new sales of this product during 2002. As of January 31, 2003, there is one licensee.

Other Applications of the Integrated Information Capture and Delivery Technology

Outcomes Analysis

     Patient Infosystems expects to utilize aggregate anonymous information gathered from patients enrolled in its programs to serve two purposes. First, information regarding treatment results, success of the compliance program and patient reaction to differing treatments or compliance protocols may be used by Patient Infosystems to further improve each disease-specific compliance program. Second, this information may be used by payors, pharmaceutical companies and healthcare providers to assist in the development of improved treatment modalities. Patient Infosystems has developed analytical methodologies using database management and information technologies.

Clinical Studies

     Many pharmaceutical companies and contract research organizations are seeking more economical, efficient and reliable methods for compiling and analyzing clinical data in conducting clinical trials. Furthermore, many drug development protocols have begun to emphasize subjective criteria and outcomes information. Patient Infosystems believes that its system will allow it to develop programs tailored to the measurement of outcomes data relating to the conduct of later stage clinical trials. Patient Infosystems believes that its system can also assist pharmaceutical companies in studying and documenting the efficacy of approved products in order to provide ongoing information to the Food and Drug Administration or for marketing purposes.

Clinical Registry Technical Assistance

     Patient Infosystems assists organizations with the development of clinical registries used to increase effective management of patients with chronic disease. Patient Infosystems is supporting the development, including project management and implementation, of a patient registry for federally qualified health centers, through a national initiative known as the Health Disparities Collaboratives. This project is administered as a subcontract through the Institute for Healthcare Improvement.

Sales and Marketing

     Through  1997,  Patient  Infosystems'  efforts  focused  primarily  on  the development of disease management programs. Beginning in 1998, Patient Infosystems began aggressively marketing the other services that its technology platform can provide including demand management, patient surveys, pharmaceutical support programs and outcomes analysis. Patient Infosystems markets its integrated disease management system to organizations within the healthcare industry that are involved in the treatment of disease or payment of medical services for patients who require complex or long-term medical therapies. These industry organizations include five distinct groups: pharmaceutical and medical equipment manufacturers, healthcare providers, pharmacy benefits managers, healthcare payors and self-funded trust funds/employer groups. As of July 2000, Patient Infosystems has also entered into an agreement with USI Administrators, Inc. along with several of its subsidiaries (collectively known as "USI"), one of the country's largest third-party administrators ("TPA"), to co-market its products and services to USI's potential employer client base. Similar agreements have been executed with ACS and Future Health. ACS is a company that provides claims processing services and ancillary network referral services to provider networks, managed care organizations and TPAs. Future Health is a population risk management company that provides risk identification case management, utilization management and disease management, primarily for self-funded employer groups. Patient Infosystems currently employs a sales and marketing staff of two persons to market its systems. In addition, the senior members of Patient Infosystems' management are actively engaged in marketing Patient Infosystems' programs.

     Studies have been conducted to document the clinical and cost benefits that result from the application of its integrated information capture and delivery system. The results of these studies are being used to supplement Patient Infosystems' marketing efforts. Patient Infosystems intends to continue to promote the benefits of its products through press releases, direct marketing and possibly through publication in clinical journals and presentations at scientific conferences referencing the favorable near term-results of these studies. To date, these studies have pertained to Patient Infosystems' asthma, diabetes and congestive heart failure programs.

Research and Development

     Research and development expenses consist primarily of salaries, related benefits and administrative costs allocated to Patient Infosystems' research and development personnel. These personnel are actively involved in the conversion of Patient Infosystems' technology platform to a fully web-enabled design. Patient Infosystems' research and development expenses were $105,614, or 4.5% of total revenues, for the fiscal year ended December 31, 2002, $190,731, or 12.0%, of total revenues, for the fiscal year ended December 31, 2001, and $305,543, or 14.3% of total revenues, for the fiscal year ended December 31, 2000. Research and development costs have decreased as Patient Infosystems has completed the development of its primary disease management programs. Patient Infosystems anticipates that the amount spent on research and development will remain relatively constant in future periods as it continues its internal process to update its products.

Employees

     As of March 1, 2003, Patient Infosystems had 64 full and part-time employees.

                                  RISK FACTORS

Forward-Looking Statements

     When used in this and in future filings by Patient Infosystems with the Securities and Exchange Commission, in Patient Infosystems' press releases and in oral statements made with the approval of an authorized executive officer of Patient Infosystems, the words or phrases "will likely result," "expects," "plans," "will continue," "is anticipated," "estimated," "project," or "outlook" or similar expressions (including confirmations by an authorized executive officer of Patient Infosystems of any such expressions made by a third party with respect to Patient Infosystems) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Patient Infosystems wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Patient Infosystems has no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

     An investment in Patient Infosystems' common stock is speculative in nature and involves a high degree of risk. No investment in Patient Infosystems' common stock should be made by any person who is not in a position to lose the entire amount of such investment.

Working Capital Shortfalls; Urgent Need for Working Capital, Possible Cessation of Operations, Qualified Auditors' Opinion;

     Patient Infosystems has never earned profits and has been dependent upon its initial public offering, private placements of its equity securities and debt, through which Patient Infosystems has raised over $25 million to date, to fund its working capital requirements. Patient Infosystems incurred an operating loss of approximately $1.7 million with a net loss of approximately $2.2 for the year ended December 31, 2002 and had an approximate $6.1 million deficit in working capital and a shareholders' deficit of approximately $8.7 million at December 31, 2002. Since September 2000, Patient Infosystems' operations have been supported substantially by loans from certain directors of Patient Infosystems. On March 23, 2003, Messrs. Pappajohn and Shaffer made a commitment to Patient Infosystems to obtain the operating funds that Patient Infosystems believes would be sufficient to fund its operations through December 31, 2003 based upon an operational forecast for Patient Infosystems. As with any forward-looking projection, no assurances can be given concerning the outcome of Patient Infosystems' actual financial status given the substantial uncertainties that exist. There can be no assurances given that Patient Infosystems can raise either the required working capital through the sale of its securities or that Patient Infosystems can borrow the additional amounts needed. If it is unable to identify additional sources of capital, Patient Infosystems will be required to cease operations. As a result of the above, the Independent Auditors' Report on Patient Infosystems' consolidated financial statements appearing at Item 15 includes an emphasis paragraph indicating that Patient Infosystems' recurring losses from operations, negative working capital and stockholders' deficit raise substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Substantial Indebtedness

     As of December 31, 2002, Patient Infosystems had total liabilities of $9,887,505 and a working capital deficit of $6,135,451. Also at December 31, 2002, Patient Infosystems had a stockholders' deficit of $8,670,239. Through December 31, 2002 these amounts reflect the effects of Patient Infosystems' continuing losses, issuance of demand notes totaling $5,077,500 to directors of Patient Infosystems and long term borrowings of $3,000,000 against its line of credit. Patient Infosystems has never earned profits and, since its inception, Patient Infosystems has primarily funded its operations, working capital needs and capital expenditures from the sale of equity securities. Patient Infosystems is currently maintaining it operations only through the receipt of continuing loans from one of its directors. If these loans or additional funds were not available, Patient Infosystems would likely be required to cease operations.

History of Operating Losses; Continued Limited Patient Enrollment

     Patient Infosystems has incurred losses in every quarter since its inception in February 1995. Patient Infosystems' ability to operate profitably is dependent upon its ability to develop and market its products in an economically successful manner. To date, Patient Infosystems has been unable to do so. No assurances can be given that Patient Infosystems will be able to generate revenues or ever operate profitably in the future.

     Patient Infosystems' prospects must be considered in light of the numerous risks, expenses, delays and difficulties frequently encountered in an industry characterized by intense competition, as well as the risks inherent in the development of new programs and the commercialization of new services particularly given its failure to date to operate profitably. There can be no assurance that Patient Infosystems will achieve recurring revenue or profitability on a consistent basis, if at all.

     In October 1996, Patient Infosystems began enrolling patients in its first disease management program and only began substantial patient contacts during 1998. Patient Infosystems currently has patients enrolled in five of its disease-specific programs. Through January 2003, an aggregate of approximately 675,000 persons have been enrolled in Patient Infosystems' programs. However, Patient Infosystems has never been able to enroll a sufficient number of patients to cover the cost of any of its particular programs. The participation of patients in Patient Infosystems' programs has been limited by several factors, including the limited ability of clients to provide Patient Infosystems with accurate information with respect to the specific patient populations and coding errors that necessitated extensive labor-intensive data processing prior to program implementation. In addition, Patient Infosystems has encountered resistance from patients and other sources of information to Patient Infosystems' systems.

Recent Loss of Important Clients

     During the fiscal year ended December 31, 2002, approximately 54% of Patient Infosystems' revenue came from two clients, AstraZeneca, Inc. ("Zeneca") and a healthcare insurance entity (the "Client"). Zeneca sponsored patients from an affiliate of Client (the "Sponsored Group") in a program operated by Patient Infosystems. Client directly sponsored patients from other of its affiliates in substantially the same program as that provided to the Sponsored Group. In September 2002, Patient Infosystems received notification from Zeneca. that it intended to terminate its service agreement with Patient Infosystems as of January 1, 2003. In January 2003, Client assumed approximately 20% of the
Sponsored Group under its service agreement with Patient Infosystems. In February 2003, Patient Infosystems received notification that Client intends to terminate its service agreement with Patient Infosystems, effective July 1, 2003. Neither Zeneca nor Client cited any dispute with or breach of any agreement by Patient Infosystems. Patient Infosystems has replaced this lost revenue with other client contracts, but no assurance can be given the new sources of revenue will be permanent.

Significant Customer Concentration

     During 2000, a significant customer ceased operation of services supplied by Patient Infosystems, which had a material adverse effect on the results of operations. As of December 31, 2002, Patient Infosystems now has more customers than it did at December 31, 2000 or 2001. While the customer base is more diverse, there is still a significant concentration of Patient Infosystems' business in a small number of customers, with several of Patient Infosystems' most significant contracts being with Zeneca, CHA Health and Independence Blue Cross. Patient Infosystems has received notice of termination from Zeneca and expects that its sales of services will be concentrated in a small number of customers for the foreseeable future. Consequently, the loss of any one of its customers could have a material adverse effect on Patient Infosystems and its operations. There can be no assurance that customers will maintain their agreements with Patient Infosystems, enroll a sufficient number of patients in the programs developed by Patient Infosystems for Patient Infosystems to achieve or maintain profitability, or that customers will renew their contracts upon expiration, or on terms favorable to, Patient Infosystems.

Consequences of the Need to Raise Additional Working Capital

     In connection with their financing of Patient Infosystems' operations, Mr. Pappajohn and Dr. Schaffer have been awarded 2,735,822 shares of common stock over the last two years. As Patient Infosystems seeks additional financing or purchases, it is likely that it will issue a substantial number of additional shares that may be extremely dilutive to the current stockholders. As a result, the value of outstanding shares of common stock could decline further.

Resignations of Directors and Management; No Independant Directors

     In February 2002, Carl Korht, a director of Patient Infosystems, resigned effective April 1, 2002. Mr. Korht did not cite any dispute with Patient
Infosystems and indicated that his reasons for departing from Patient Infosystems were personal. No assurance can be given that Patient Infosystems' current or future members of management will be able to operate the business of Patient Infosystems effectively. As a result, the Board of Directors of Patient Infosystems now only consists of three persons. One director, Mr. Chaufournier, is also the Chief Executive Officer of Patient Infosystems. The other two, Mr. Pappajohn and Dr. Schaffer, are owed significant amounts of money by Patient Infosystems. It is anticipated that it will be difficult to attract additional independent directors to join the Board of Directors.

Terminability of Agreements; Exclusivity Provisions

     Patient Infosystems' current services agreements with its customers generally automatically renew and may be terminated by those customers without cause upon notice of between 30 and 90 days. In addition, Patient Infosystems has given Bristol-Myers a right of first refusal in responding to any third party's request for proposal where the Bristol-Myers sponsored programs may be offered by Patient Infosystems, and has agreed not to resell these programs to any of Bristol-Myers pharmaceutical competitors. In general, customer contracts may include significant performance criteria and implementation schedules for Patient Infosystems. Failure to satisfy such criteria or meet such schedules could result in termination of the agreements.

New Concept; Uncertainty of Market Acceptance; Limitations of Commercialization Strategy

     In connection with the commercialization of Patient Infosystems' health information system, Patient Infosystems is marketing relatively new services designed to link patients, health care providers and payors in order to provide specialized disease management services for targeted chronic diseases. However, at this time, services of this type have not gained general acceptance from Patient Infosystems' customers. This is still perceived to be a new business concept in an industry characterized by an increasing number of market entrants who have introduced or are developing an array of new services. As is typical in the case of a new business concept, demand and market acceptance for newly introduced services are subject to a high level of uncertainty, and there can be no assurance as to the ultimate level of market acceptance for Patient Infosystems' system, especially in the health care industry, in which the containment of costs is emphasized. Because of the subjective nature of patient compliance, Patient Infosystems may be unable, for an extensive period of time, to develop a significant amount of data to demonstrate to potential customers the effectiveness of its services. Even after such time, no assurance can be given that Patient Infosystems' data and results will be convincing or determinative as to the success of its system. There can be no assurance that increased marketing efforts and the implementation of Patient Infosystems' strategies will result in market acceptance for its services or that a market for Patient Infosystems' services will develop or not be limited.

Unpredictability of Patient Behavior May Affect Success of Programs

     The ability of Patient Infosystems to monitor and modify patient behavior and to provide information to health care providers and payors, and consequently the success of Patient Infosystems' disease management system, is dependent upon the accuracy of information received from patients. Patient Infosystems has not taken and does not expect that it will take, specific measures to determine the accuracy of information provided to Patient Infosystems by patients regarding their medical histories. No assurance can be given that the information provided to Patient Infosystems by patients will be accurate. To the extent that patients have chosen not to comply with prescribed treatments, such patients might provide inaccurate information to avoid detection. Because of the subjective nature of medical treatment, it will be difficult for Patient Infosystems to validate or confirm any such information. In the event that patients enrolled in Patient Infosystems' programs provide inaccurate information to a significant degree, Patient Infosystems would be materially and adversely affected. Furthermore, there can be no assurance that patient interventions by Patient Infosystems will be successful in modifying patient behavior, improving patient health or reducing costs in any given case. Many potential customers may seek data from Patient Infosystems with respect to the results of its programs prior to retaining it to develop new disease management or other health information programs. Patient Infosystems' ability to market its system to new customers may be limited if it is unable to demonstrate successful results for its programs.

Competition

     The market for health care information products and services is intensely competitive. Competitors vary in size and in scope and breadth of products and services offered, and Patient Infosystems competes with various companies in each of its disease target markets. Many of Patient Infosystems' competitors have significantly greater financial, technical, product development and marketing resources than Patient Infosystems. Furthermore, other major information, pharmaceutical and health care companies not presently offering disease management or other health care information services may enter the markets in which Patient Infosystems intends to compete. In addition, with sufficient financial and other resources, many of these competitors may provide services similar to those of Patient Infosystems without substantial barriers. Patient Infosystems does not possess any patents with respect to its integrated information capture and delivery system.

     Patient Infosystems' competitors include specialty health care companies, health care information system and software vendors, health care management organizations, pharmaceutical companies and other service companies within the health care industry. Many of these competitors have substantial installed customer bases in the health care industry and the ability to fund significant product development and acquisition efforts. Patient Infosystems also competes against other companies that provide statistical and data management services, including clinical trial services to pharmaceutical companies.

     Patient Infosystems believes that the principal competitive factors in its market are the ability to link patients, health care providers and payors, and provide the relevant health care information at an acceptable cost. In addition, Patient Infosystems believes that the ability to anticipate changes in the health care industry and identify current needs are important competitive factors. There can be no assurance that competitive pressures will not have a material adverse effect on Patient Infosystems.

Substantial Fluctuation in Quarterly Operating Results

     Patient Infosystems' results of operations have fluctuated significantly from quarter to quarter as a result of a number of factors, including the volume and timing of sales and the rate at which customers implement disease management and other health information programs within their patient populations. Accordingly, Patient Infosystems' future operating results are likely to be subject to variability from quarter to quarter and could be adversely affected in any particular quarter.

Dependence on Data Processing and Telephone Equipment

     The business of Patient Infosystems is dependent upon its ability to store, retrieve, process and manage data and to maintain and upgrade its data processing capabilities. Interruption of data processing capabilities for any extended length of time, loss of stored data, programming errors, other computer problems or interruptions of telephone service could have a material adverse effect on the business of Patient Infosystems.

Quality Control

     Patient Infosystems has developed quality control measures designed to insure that information obtained from patients is accurately transcribed, that reports covering each patient contact are delivered to health care providers and patients and that Patient Infosystems' personnel and technologies are interacting appropriately with patients and health care providers. Quality control systems include random monitoring of telephone calls, patient surveys to confirm patient participation and effectiveness of the particular program, and supervisory reviews of telephone agents.

ACS' History of Operating Losses

     Pursuant to the Asset Purchase Agreement, Patient Infosystems has agreed to acquire substantially all of the assets of ACS. ACS has incurred losses in each of the past four years and has not, since its inception, operated profitability. There can be no assurance that the acquisition of ACS will result in an increase in revenue or cash flows of Patient Infosystems.

Limited Number of Customers of ACS

     ACS' five largest customers account for approximately 79% of its revenues. In addition, ACS does not have long-term contracts with its customers. After the closing of the Asset Purchase Agreement, the loss of one or more of these customers, or an adverse change in the financial condition of one or more of these customers, could have a material adverse effect on the business and results of operations of Patient Infosystems.

Patient Infosystems may have difficulty integrating the business of ACS with existing operations

     The acquisition of ACS will involve the integration of a company that has previously operated in an entirely different business than that of Patient Infosystems. Patient Infosystems cannot assure you that the integration of Patient Infosystems with ACS will be successfully completed without encountering difficulties or experiencing the loss of key Patient Infosystems or ACS employees, customers or suppliers, or that the benefits from such integration will be realized. In addition, Patient Infosystems cannot assure you that the management teams of ACS and Patient Infosystems will be able to successfully work with each other.


Government Regulation

     The health care industry, including the current business of Patient Infosystems and the expanded operations of Patient Infosystems, including the business of ACS, following the closing of the acquisition described in the Asset Purchase Agreement, is subject to extensive regulation by both the Federal and state governments. A number of states have extensive licensing and other regulatory requirements applicable to companies that provide health care services. Additionally, services provided to health benefit plans in certain cases are subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA") and may be affected by other state and Federal statutes. Generally, state laws prohibit the practice of medicine and nursing without a license. Many states interpret the practice of nursing to include health teaching, health counseling, the provision of care supportive to, or restorative of, life and well being and the execution of medical regimens prescribed by a physician. Accordingly, to the extent that Patient Infosystems assists providers in improving patient compliance by publishing educational materials or providing behavior modification training to patients, such activities could be deemed by a state to be the practice of medicine or nursing. Although Patient Infosystems has not conducted a survey of the applicable law in all 50 states, it believes that it is not engaged in the practice of medicine or nursing. There can be no assurance, however, that Patient Infosystems' operations will not be challenged as constituting the unlicensed practice of medicine or nursing. If such a challenge were made successfully in any state, Patient Infosystems could be subject to civil and criminal penalties under such state's law and could be required to restructure its contractual arrangements in that state. Such results or the inability to successfully restructure its contractual arrangements, could have a material adverse effect on Patient Infosystems.

     Patient Infosystems is subject to state laws governing the confidentiality of patient information. A variety of statutes and regulations exist safeguarding privacy and regulating the disclosure and use of medical information. State constitutions may provide privacy rights and states may provide private causes of action for violations of an individual's "expectation of privacy." Tort liability may result from unauthorized access and breaches of patient confidence. Patient Infosystems intends to comply with state law and regulations governing medical information privacy.

     In addition, on August 21, 1996 Congress passed the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), P.L. 104-191. This legislation requires the Secretary of the Department of Health and Human Services to adopt national standards for electronic health transactions and the data elements used in such transactions. The Secretary is required to adopt safeguards to ensure the integrity and confidentiality of such health information. Violation of the standards is punishable by fines and, in the case of negligent or intentional disclosure of individually identifiable health information, imprisonment. The Secretary has promulgated final rules addressing the standards, however, the implementation time line extends into 2003 and beyond. Although Patient Infosystems intends to comply with all applicable laws and regulations regarding medical information privacy, failure to do so could have an adverse effect on Patient Infosystems' business.

     Patient Infosystems and its customers may be subject to Federal and state laws and regulations that govern financial and other arrangements among health care providers. These laws prohibit certain fee splitting arrangements among health care providers, as well as direct and indirect payments, referrals or other financial arrangements that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. Possible sanctions for violation of these restrictions include civil and criminal penalties. Specifically, HIPAA increased the amount of civil monetary penalties from $2,000 to $10,000. Criminal penalties range from misdemeanors, which carry fines of not more than $10,000 or imprisonment for not more than one year, or both, to felonies, which carry fines of not more than $25,000 or imprisonment for not more than five years, or both. Further, criminal violations may result in permanent mandatory exclusions and additional permissive exclusions from participation in Medicare and Medicaid programs.

     Furthermore, Patient Infosystems and its customers may be subject to federal and state laws and regulations governing the submission of false healthcare claims to the government and private payers. Possible sanctions for violations of these laws and regulations include minimum civil penalties between $5,000-$10,000 for each false claim and treble damages.

     Regulation in the health care field is constantly evolving. Patient Infosystems is unable to predict what government regulations, if any, affecting its business may be promulgated in the future. Patient Infosystems' business could be adversely affected by the failure to obtain required licenses and governmental approvals, comply with applicable regulations or comply with existing or future laws, rules or regulations or their interpretations.

Significant and Extensive Changes in the Health Care Industry

     The health care industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of health care industry participants. Several lawmakers have announced that they intend to propose programs to reform the U.S. health care system. These programs may contain proposals to increase governmental involvement in health care, lower reimbursement rates and otherwise change the operating environment for Patient Infosystems and its targeted customers. Health care industry participants may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring certain expenditures, including those for Patient Infosystems' programs. Patient Infosystems cannot predict what impact, if any, such changes in the health care industry might have on its business, financial condition and results of operations. In addition, many health care providers are consolidating to create larger health care delivery enterprises with greater regional market power. As a result, the remaining enterprises could have greater bargaining power, which may lead to price erosion of Patient Infosystems' programs. The failure of Patient Infosystems to maintain adequate price levels could have a material adverse effect on its business.

Dependence on Customers for Marketing and Patient Enrollment

     Patient Infosystems has limited financial, personnel and other resources to undertake extensive marketing activities. One element of Patient Infosystems' marketing strategy involves marketing specialized disease management programs to pharmaceutical companies and managed care organizations, with the intent that those customers will market the program to parties responsible for the payment of health care costs, who will enroll patients in the programs. Accordingly, Patient Infosystems, will to a degree, be dependent upon its customers, over whom it has no control, for the marketing and implementation of its programs and for the receipt of valid patient information. The timing and extent of patient enrollment is completely within the control of Patient Infosystems' customers. Patient Infosystems has faced difficulty in receiving reliable patient information from certain customers, which has hampered its ability to complete certain of its projects. To the extent that an adequate number of patients are not enrolled in the program, or enrollment of initial patients by a customer is delayed for any reason, Patient Infosystems' revenue may be insufficient to support its activities.

Control of Patient Infosystems

     The  executive  officers,  directors  and certain  stockholders  of Patient
Infosystems who beneficially own in the aggregate approximately 67% of the outstanding common stock control Patient Infosystems. As a result of such ownership, these stockholders, in the event they act in concert, will have control over the management policies of Patient Infosystems and all matters requiring approval by the stockholders of Patient Infosystems, including the election of directors.

Potential Liability and Insurance

     Patient Infosystems will provide information to health care providers and managed care organizations upon which determinations affecting medical care will be made, and it could share in potential liabilities for resulting adverse medical consequences to patients. In addition, Patient Infosystems could have potential legal liability in the event it fails to record or disseminate correctly patient information. Patient Infosystems maintains an errors and omissions insurance policy with coverage of $5 million in the aggregate and per occurrence. Although Patient Infosystems does not believe that it will directly engage in the practice of medicine or direct delivery of medical services and has not been a party to any such litigation, it maintains a professional liability policy with coverage of $5 million in the aggregate and per occurrence. There can be no assurance that Patient Infosystems' procedures for limiting liability have been or will be effective, that Patient Infosystems will not be subject to litigation that may adversely affect Patient Infosystems' results of operations, that appropriate insurance will be available to it in the future at acceptable cost or at all or that any insurance maintained by Patient Infosystems will cover, as to scope or amount, any claims that may be made against Patient Infosystems.

Intellectual Property

     Patient Infosystems considers its methodologies, processes and know-how to be proprietary. Patient Infosystems seeks to protect its proprietary information through confidentiality agreements with its employees. Patient Infosystems' policy is to have employees enter into confidentiality agreements containing provisions prohibiting the disclosure of confidential information to anyone outside Patient Infosystems, requiring employees to acknowledge, and, if requested, assist in confirming Patient Infosystems' ownership of any new ideas, developments, discoveries or inventions conceived during employment, and requiring assignment to Patient Infosystems of proprietary rights to such matters that are related to Patient Infosystems' business.

Item 2.   Description of Properties.

     Patient Infosystems' executive and corporate offices are located in Rochester, New York in approximately 5,000 square feet of leased office space under an operating lease that expires on June 30, 2003, after which Patient Infosystems expects to extend this lease at a minimum through the end of 2003. Patient Infosystems believes its offices are suitable to meet its current needs.

Item 3.    Legal Proceedings.

     Neither Patient Infosystems, nor any of its subsidiaries, is a party to any material legal proceeding, nor, to the knowledge of Patient Infosystems, is any such proceeding threatened against it or any of its subsidiaries.

Item 4.    Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

                                     PART II


Item 5. Market Price for Registrant's Common Equity and Related Stockholder Matters.

(a)  Market Information

     Patient Infosystems' common stock is traded on the Over-the-Counter Bulletin Board (the "OTC Bulletin Board") under the symbol PATI. The following table sets forth, for the periods indicated, the range of high and low bid quotations for Patient Infosystems' common stock as quoted on the OTC Bulletin Board. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

                            High         Low
       2001
       First Quarter       $0.20        $0.09
       Second Quarter      $0.43        $0.06
       Third Quarter       $0.29        $0.17
       Fourth Quarter      $0.17        $0.04

       2002
       First Quarter       $0.20        $0.06
       Second Quarter      $0.20        $0.12
       Third Quarter       $0.30        $0.09
       Fourth Quarter      $0.51        $0.08

(b)  Holders

     The approximate number of record holders of Patient Infosystems' common stock as of March 31, 2003 is 83.

(c)  Dividends

     Patient Infosystems has not declared cash dividends on its common stock.

     Patient Infosystems is declaring 9% cumulative dividends on its Series C Cumulative Convertible Preferred Stock that was issued on March 31, 2000.

(d) Recent sales of unregistered securities

     On March 31, 2000, Patient Infosystems completed a private placement of 100,000 shares of newly issued Series C 9% Cumulative Convertible Preferred Stock ("Series C Preferred Stock"), raising $1,000,000 in total proceeds. The shares were sold to four accredited investors, under an exemption from registration pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933. There was no placement agent and no commissions were paid to any party. These shares can be converted into common stock at a rate of 8 shares of common stock to 1 share of Series C Preferred Stock. Each share of Series C Preferred Stock has voting rights equivalent to 8 shares of common stock. John Pappajohn and Derace Schaffer, members of the Board of Directors of Patient Infosystems, purchased 50,000 and 25,000 shares of Series C Preferred Stock respectively. The proceeds from this issuance have been used to support Patient Infosystems' operations.

     In 2002, Patient Infosystems borrowed $1,170,000 from Mr. Pappajohn in the form of demand notes secured by the assets of Patient Infosystems. Patient Infosystems anticipates that it will need to borrow additional funds before it can secure capital through the issuance of additional securities. From January 1, 2003 through March 31, 2003, an additional $600,000 has been borrowed from Mr. Pappajohn under substantially the same terms.

     On June 6, 2001, Patient Infosystems issued a total of 2,319,156 shares of unregistered common stock to Mr. Pappajohn and Dr. Schaffer as consideration for their continued financial support of Patient Infosystems. Based upon recent trading of Patient Infosystems' common stock at the time of issuance, Patient Infosystems assigned a fair market value of $0.15 per share or a total of $347,873 to these unregistered shares and realized this amount as an operating expense in June of 2001. The shares were issued to accredited investors under an exemption from registration pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933. There was no placement agent and no commissions were paid to any party.

     On June 11, 2002, the board of directors of Patient Infosystems approved the conversion of up to $4,642,500 in debt and $438,099 of accrued interest owed to Mr. Pappajohn and Dr. Schaffer into 36,289,993 shares of Patient Infosystems' common stock using a value of $0.14 per common share. The average value of Patient Infosystems' common stock based upon an average closing price for a period immediately before June 11, 2002 was $0.1354. Patient Infosystems' Certificate of Incorporation authorizes Patient Infosystems to issue up to 20,000,000 shares of common stock, 10,956,024 of which were issued and outstanding and 2,029,040 of which were reserved for issuance under outstanding options, warrants and upon conversion of outstanding convertible preferred stock. Giving effect to this debt conversion transaction will require an amendment to Patient Infosystems' Certificate of Incorporation to authorize additional shares of common stock. Accordingly, this debt conversion transaction cannot occur unless and until the stockholders of Patient Infosystems approve this amendment. The shares will be issued to accredited investors under an exemption from registration pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933. There was no placement agent and no commissions were paid to any party. A date for a meeting of the stockholders of Patient Infosystems has not yet been established.

Item 6.  Selected Financial Data.

-----------------------------------------------------------------------------------------------------------------------------
                                                                        Year Ended December 31,
                                                  2002            2001            2000             1999             1998
Statement of Operations Data:

Revenues                                       $2,355,677      $1,586,443      $2,139,262       $3,545,207       $2,344,072

Costs and expenses:
  Cost of sales                                 1,914,464       2,420,151       3,906,010        5,219,562        4,011,710
  Sales and marketing                             746,353         813,975       1,425,990        2,809,554        1,929,525
  General and administrative                    1,282,683       2,028,804       2,329,585        1,916,003        1,490,210
  Research and development                        105,614         190,731         305,543          967,365          298,686

    Total costs and expenses                    4,049,114       5,453,661       7,967,128       10,912,484        7,730,131

Operating loss                                 (1,693,437)     (3,867,218)     (5,827,866)      (7,367,277)      (5,386,059)

Other (expense) income                           (530,924)       (598,087)       (211,340)        (250,897)         556,592

NET LOSS                                       (2,224,361)     (4,465,305)     (6,039,206)      (7,618,174)      (4,829,467)

  Convertible preferred stock dividends           (90,000)        (90,000)       (617,500)             -                -

NET LOSS ATTRIBUTABLE TO
 COMMON SHAREHOLDERS                          $(2,314,361)    $(4,555,305)    $(6,656,706)     $(7,618,174)     $(4,829,467)

Net loss per share - basic and diluted             $(0.21)         $(0.47)         $(0.82)          $(0.95)          $(0.60)

Weighted average
 common shares outstanding                     10,956,024       9,770,501       8,135,635        8,032,533        8,018,398

-----------------------------------------------------------------------------------------------------------------------------
                                                                          As of December 31,
                                                   2002            2001            2000             1999             1998
Balance Sheet Data:

Cash and cash equivalents                           $5,011         $29,449         $28,231         $489,521       $6,316,955
Working capital                                 (6,135,451)     (4,686,322)     (1,375,391)         414,132        7,992,894
Total assets                                     1,217,266       1,222,133       2,292,244        3,844,395       10,519,727
Long term obligations                            3,000,000       2,500,000       2,500,000          500,000             -
Total liabilities                                9,887,505       7,578,011       4,481,225        1,427,732          894,339
Total stockholders' (deficit) equity            (8,670,239)     (6,355,878)     (2,188,981)       2,416,663        9,625,388

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Management's discussion and analysis provides a review of Patient Infosystems' operating results for the fiscal years ended December 31, 2002, 2001 and 2000, and its financial condition at December 31, 2002 and 2001. The focus of this review is on the underlying business reasons for significant changes and trends affecting the revenues, net losses and financial condition of Patient Infosystems. This review should be read in conjunction with the accompanying consolidated financial statements.

     In an effort to give investors a well-rounded view of Patient Infosystems' current condition and future opportunities, this Annual Report on Form 10-K includes forecasts by Patient Infosystems' management about future performance and results. Because they are forward-looking, these forecasts involve uncertainties. They include risks of market acceptance of, or preference for, Patient Infosystems' systems and services, competitive forces, the impact of, and changes in, government regulations, general economic factors in the healthcare industry, and other factors discussed in Patient Infosystems' filings with the Securities and Exchange Commission.

Overview

     Patient Infosystems was formed on February 22, 1995. Although Patient Infosystems has completed the development of its integrated information capture and delivery system and has developed several disease management programs for specific diseases, Patient Infosystems is continuing to refine its products for additional applications. In October 1996 Patient Infosystems began enrolling patients in its first disease management program and began substantial patient contacts during 1998. Also in 1998, Patient Infosystems expanded its offered products to include demand management and health related surveys. Patient
Infosystems currently has patients enrolled in more than 30 of its disease-specific, demand management or survey programs. Through January 2003, an aggregate of over 675,000 persons have been enrolled or participated in Patient Infosystems' programs. However, Patient Infosystems has never been able to enroll a sufficient number of patients to cover the cost of its programs. The enrollment of patients in Patient Infosystems' programs has been limited by several factors, including the limited ability of clients to provide Patient
Infosystems with accurate information with respect to the specific patient populations and coding errors that necessitated extensive labor-intensive data processing prior to program implementation.

     In response to these market dynamics, Patient Infosystems has taken several tactical and strategic steps including, formal designation of internal personnel at customer sites to assist clients with implementation; closer integration of Patient Infosystems' systems personnel with clients to facilitate accurate data transfers; promotion of a broader product line to enable clients to enter Patient Infosystems' disease management programs through a variety of channels; fully integrating demand, disease and case management services to facilitate internal mechanisms for patient referrals and providing the customers access and control over their patients' confidential information though targeted use of Internet technology. Patient Infosystems' demand management services and automated surveys (general health and disease-specific), can provide mechanisms for enrollment to Patient Infosystems' disease management programs. Patient Infosystems continues to develop capabilities or relationships that will enable its customers to more effectively leverage the data stored in their legacy systems. Nevertheless, no assurance can be given that Patient Infosystems' efforts will succeed in increasing patient enrollment in its programs.

     Patient Infosystems has entered into services agreements to develop, implement and operate programs for: (i) patients who have recently experienced certain cardiovascular events; (ii) patients who have been diagnosed with primary congestive heart failure; (iii) patients suffering from asthma; (iv) patients suffering from diabetes, (v) patients who are suffering from hypertension, (vi) demand management, which provides access to nurses, and (vii) various survey initiatives which assess, among other things, satisfaction, compliance of providers or payors to national standards, health status or risk of specific health related events. These contracts provide for fees paid by its customers based upon the number of patients participating in each of its programs, as well as initial program implementation and set-up fees from customers. To the extent that Patient Infosystems has had limited enrollment of patients in its programs, Patient Infosystems' operations revenue has been, and may continue to be, limited. During 1999 and 2000, Patient Infosystems has committed increased resources to developing strategic upgrades of its information and telecommunications technologies to leverage the emerging capabilities of the Internet. Moreover, as Patient Infosystems has completed the development of its primary disease management programs, it anticipates that development revenue will continue to be minimal unless and until Patient Infosystems enters into new development agreements. Patient Infosystems' program development contracts typically require payment from the customer at the time that the contract is executed, with additional payments made as certain development milestones are met. Development contract revenue is recognized on a percentage of completion basis, in accordance with the ratio of total development cost incurred to the estimated total development costs for the entire project. Losses, if any, related to program development will be recognized in full as identified. Patient Infosystems' contracts typically call for a fee to be paid by the customer for each patient enrolled for a series of program services, require payment for services incrementally as they are delivered or require payment of a fixed fee per patient or member each month for bundled program services. The timing of customer payments for the delivery of program services varies by contract. Revenues from program operations are recognized ratably as the program services are delivered. The amount of the per patient fee varies from program to program depending upon the number of patient contacts required, the complexity of the interventions, the cost of the resources used and the detail of the reports generated.

     Revenues from operations, which includes fees received by Patient Infosystems for operating its programs, is the most significant source of Patient Infosystems' revenues. Patient Infosystems is continuing to devote significant efforts to increasing the number of programs that are in operation, as well as developing resources to expand its products that include licensing of Internet-based technology. Nevertheless, Patient Infosystems is still supporting a substantial infrastructure in maintaining the capacity necessary to deliver its services and to offer its services to new customers. Therefore, Patient Infosystems will be required to increase substantially the number of patient contacts and management programs to cover the costs necessary to maintain the capability to service its customers. In that Patient Infosystems began substantial patient contacts during 1998 and has still, to this date, increased contacts at a relatively slow rate, Patient Infosystems is continually examining its costing structures to determine the levels that will be necessary to achieve profitability.

     During 2002, Patient Infosystems found new sources of revenue that increased its revenue from $1.6 million for the fiscal year ended December 31, 2001 to $2.4 million for the same period of 2002. Patient Infosystems maintained control on costs and reduced its operating loss from $3.9 million for the fiscal year ended December 31, 2001 to $1.7 million for the same period of 2002.

     The sales cycle for Patient Infosystems' programs may be extensive from initial contact to contract execution. During these periods, Patient Infosystems may expend substantial time, effort and funds to prepare a contract proposal and negotiate the contract. Patient Infosystems may be unable to consummate a commercial relationship after the expenditure of such time, effort and financial resources.

     During 2002, Patient Infosystems felt the pressure of severe working capital shortfalls. Patient Infosystems' available cash had been reduced to a level that substantially limits its operations. Although Patient Infosystems established lines of credit in the amount of $3 million, raised $1 million in equity in 2000 and issued $5.1 million in demand notes, Patient Infosystems is continuing to incur losses and must identify substantial additional capital to sustain its operations. Patient Infosystems' operations are currently being funded by loans being made on a monthly basis by a director of Patient Infosystems. There can be no assurances given that Patient Infosystems can raise either the required working capital through the sale of its securities or that Patient Infosystems can borrow the additional amounts needed. In such instance, if Patient Infosystems is unable to identify any additional sources of capital, it will likely be forced to cease operations. As a result of the above, the Independent Auditors' Report on Patient Infosystems' consolidated financial statements appearing at Item 15 includes an emphasis paragraph indicating that Patient Infosystems' recurring losses from operations, negative working capital and stockholders' deficit raise substantial doubt about Patient Infosystems' ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     In November 2002, Patient Infosystems began providing increased technical assistance and project management support to the federal government's national Health Disparities Collaboratives, a chronic disease program focusing on improving the care of underserved populations with chronic disease served by federally qualified health centers. Patient Infosystems supports the management of the development of a clinical registry software program and provides faculty and staff support to the project. This initiative is administered by the Bureau of Primary Health Care through a partnership with the Institute for Healthcare Improvement. Although this contract is a growing product line for Patient Infosystems, there is no guarantee that the contract will continue through the Institute for Healthcare Improvement or will continue to be supported by the Bureau of Primary Health Care.

Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     Revenues

     Revenues are comprised of revenues from operations fees, development fees and licensing fees. Revenues increased 49% to $2,355,677 for the fiscal year ended December 31, 2002 from $1,586,443 for the fiscal year ended December 31, 2001. A summary of these revenues by category, is as follows for the fiscal years ended December 31:


Revenues                           2002            2001

Operations Fees                $ 2,125,522     $ 1,314,311
Consulting Fees                    168,606          72,000
Development Fees                    36,239          78,632
Licensing Fees                      25,310         121,500
                              -----------------------------

Total                          $ 2,355,677     $ 1,586,443
                              =============================

     Revenues from operations fees increased 61.7% from $1,314,311 for the fiscal year ended December 31, 2001 to $2,125,522 for the fiscal year ended December 31, 2002. Operations revenues are generated as Patient Infosystems provides services to its customers for their disease-specific programs, patient surveys, health risk assessments, patient satisfaction surveys, physician education programs and marketing support programs. Operations revenues increased in 2002 due to the growth of its disease and demand management business. This growth is attributable primarily to its Congestive Heart Failure program and new revenues being realized from its strategic marketing partners.

     Due in part to the impact of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), P.L. 104-191, one of Patient Infosystems' customers, which provided 50% of Patient Infosystems' revenue in 2002, has elected to terminate its services agreement with Patient Infosystems effective January 1, 2003. Under the terms of the agreement, Patient Infosystems had provided its services to a third party that is considered a Covered Entity under HIPAA. Patient Infosystems has a services agreement and a business associate agreement to provide substantially the same services directly to an affiliate of that Covered Entity and anticipates that it will continue to perform some or all of the terminated services under such agreements. No assurance can be given that the terminated services will be assumed under the other existing agreements, or that any new revenues Patient Infosystems may receive, if any, will offset the loss of revenue from the terminated services agreement.

     Revenues from consulting increased 134% from $72,000 for the fiscal year ended December 31, 2001 to $168,606 for the fiscal year ended December 31, 2002. This increase is due to Patient Infosystems' expanded role in support of the Health Disparities Collaboratives funded by the Bureau of Primary Healthcare and administered by the Institute for Healthcare Improvement. Revenues from consulting may increase during 2003. No assurances can be given that these revenues will increase, or that any change will be material to Patient Infosystems operating results.

     Revenues from development fees decreased 53.9% from $78,632 for the fiscal year ended December 31, 2001 to $36,239 for the fiscal year ended December 31, 2002. In 2001 and 2002, Patient Infosystems received development revenues in connection with the enhancement of its existing programs. Development revenues include clinical, technical and operational design or modification of Patient Infosystems' primary disease management programs. Development revenues have declined from year to year since the fiscal year ended December 31, 1997, as Patient Infosystems reduced the amount of development work it has performed for its customers. Patient Infosystems anticipates that revenue from development fees may continue to decline unless Patient Infosystems enters into new development agreements.

     Revenues from licensing fees decreased 79.2% from $121,500 for the fiscal year ended December 31, 2001 to $25,310 for the fiscal year ended December 31, 2002. Licensing revenue represents amounts that Patient Infosystems charges its customers, either on a one-time only or continuing basis, for the right to enroll patients in, or the right to license other entities, certain of its programs, primarily Patient Infosystems' Internet-based Case Management Support System product line. Patient Infosystems terminated one license agreement and has not entered into any new licensing contracts. All remaining initial license fees have been collected. Patient Infosystems anticipates that revenue from licensing may decrease in future periods unless new license agreements are signed.

     During the fiscal year ended December 31, 2002, approximately 54% of Patient Infosystems' revenue came from two clients, AstraZeneca, Inc. ("Zeneca") and a healthcare insurance entity (the "Client"). Zeneca sponsored patients from an affiliate of Client (the "Sponsored Group") in a program operated by Patient Infosystems. Client directly sponsored patients from other of its affiliates in substantially the same program as that provided to the Sponsored Group. In September 2002, Patient Infosystems received notification from Zeneca. that it intended to terminate its service agreement with Patient Infosystems as of January 1, 2003. In January 2003, Client assumed approximately 20% of the
Sponsored Group under its service agreement with Patient Infosystems. In February 2003, Patient Infosystems received notification that Client intends to terminate its service agreement with Patient Infosystems, effective July 1, 2003. Neither Zeneca nor Client cited any dispute with or breach of any agreement by Patient Infosystems. Patient Infosystems has replaced this lost revenue with other client contracts, but no assurance can be given the new sources of revenue will be permanent.

     Costs and Expenses

     Cost of sales includes salaries and related benefits, services provided by third parties, and other expenses associated with the development of Patient Infosystems' customized disease state management programs, as well as the operation of each of its disease state management programs.

     Cost of sales decreased 20.9% from $2,420,151 for the fiscal year ended December 31, 2001 to $1,914,464 for the fiscal year ended December 31, 2002. The decrease in these costs primarily reflects a reduction in staff.

     Sales and marketing expenses decreased 8.3% from $813,975 for the fiscal year ended December 31, 2001 to $746,353 for the fiscal year ended December 31, 2002. These costs consist primarily of salaries, related benefits and travel costs, sales materials and other marketing related expenses. Decreased spending in this area is attributable to Patient Infosystems' efforts to reduce costs and to its limited available capital, resulting in a smaller sales and marketing staff and increased dependence on marketing partners during the fiscal year ended December 31, 2002. It is anticipated that Patient Infosystems will need to invest heavily in the sales and marketing process in future periods, and intends to do so if funds are available. To the extent that Patient Infosystems has limited funds available for sales and marketing, or cannot leverage its marketing partnerships adequately, it will likely be unable to invest in the necessary marketing activities to generate substantially greater sales.

     General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operating expenses of Patient Infosystems. General and administrative expenses decreased 36.38% from $2,028,804 for the fiscal year ended December 31, 2001 to $1,282,683 for the fiscal year ended December 31, 2002. The decrease in these costs was caused by the reduction in the amortization of in debt issuance and other financing costs related to funding operations, pay decreases for officers of Patient Infosystems and a renegotiation and elimination of the minimum obligation under a vendor agreement. Patient Infosystems expects that general and administrative expenses will remain relatively constant in future periods, but may experience fluctuations due to uncertainties related to financing costs.

     Research and development expenses consist primarily of salaries and related benefits and administrative costs allocated to Patient Infosystems' research and development personnel for development of certain components of its integrated information capture and delivery system, its Internet-based software products and its standardized disease state management programs. Research and development expenses decreased 44.6% from $190,731 for the fiscal year ended December 31, 2001 to $105,614 for the fiscal year ended December 31, 2002. The decrease in research and development expenses reflects the transition of Patient Infosystems' decreased investment in information systems and new technology.

     Other Income/Expense is comprised of interest expense and losses on investments. The totals are as follows for the fiscal years ended December 31:

                                           2002          2001
                                        ------------- ------------
              Interest expense           $ (535,269)   $ (410,063)
              Other income (expense)
                Other                         4,345        11,976
                ReCall Services, Inc.                    (200,000)
                                        ------------- ------------

              Total Expense              $ (530,924)   $ (598,087)
                                        ------------- ------------

     Interest expense is due to debt. Interest expense increased to $535,269 for the fiscal year ended December 31, 2002 from $410,063 for the fiscal year ended December 31, 2001. The increase in interest expense reflects the increased debt required to fund operations.

     The other expense for the fiscal year ended December 31, 2001 consists primarily of an impairment of an investment. In September of 2001 Patient Infosystems was notified that Recall Services, Inc. was ceasing operations and declared its $200,000 investment in Recall Services, Inc. impaired.

     Patient Infosystems had no tax benefit in 2002 due, in part, to recording a full valuation allowance to reduce its deferred tax assets. Patient Infosystems' deferred tax assets consist primarily of the tax benefit associated with its net operating loss carryforwards.

     Management of Patient Infosystems has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets. The valuation allowance reduces deferred tax assets to zero, which represents management's best estimate of the amount of such deferred tax assets that more likely than not will be realized.

     For the fiscal year ended December 31, 2002, Patient Infosystems declared $90,000 in dividends on convertible preferred stock.

     Patient Infosystems had a net loss attributable to common stockholders of $2,314,361 for the fiscal year ended December 31, 2002, compared to $4,555,305 for the fiscal year ended December 31, 2001. This represents a loss of $.21 per basic and diluted share for 2002 and $.47 for 2001.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Revenues

     Revenues are comprised of revenues from operations fees, development fees and licensing fees. Revenues decreased 25.8% from $2,139,262 for the fiscal year ended December 31, 2000 to $1,586,443 for the fiscal year ended December 31, 2001. A summary of these revenues by category, is as follows for the fiscal years ended December 31:

Revenues                      2001              2000

Operations Fees           $1,386,311        $1,941,810
Development Fees              78,632            81,626
Licensing Fees               121,500           115,826
                          ----------        ----------
Total                     $1,586,443        $2,139,262

     Revenues from operations fees decreased 28.6% from $1,941,810 for the fiscal year ended December 31, 2000 to $1,386,311 for the fiscal year ended December 31, 2001. Operations revenues are generated as Patient Infosystems provides services to its customers for their disease-specific programs, patient surveys, health risk assessments, patient satisfaction surveys, physician education programs and marketing support programs. Operations revenues decreased in 2001 due to termination of Medicare products by two of Patient Infosystems' key customers and completion of two pharma projects that generated substantial revenue in the first half of 2000, but made immaterial contribution during 2001.

     Revenues from development fees decreased 3.7% from $81,626 for the fiscal year ended December 31, 2000 to $78,632 for the fiscal year ended December 31, 2001. In 2000, Patient Infosystems received development revenues from a variety of customers for creation of, or modification to, specific programs. Patient Infosystems has completed substantially all services under these agreements and is primarily receiving revenues in connection with the enhancement of its existing programs. Development revenues include clinical, technical and operational design or modification of Patient Infosystems' primary disease management programs. Development revenues have declined from year to year since the fiscal year ended December 31, 1997, as Patient Infosystems reduced the amount of development work it has performed for its customers. Patient Infosystems anticipates that revenue from development fees will continue to decline unless Patient Infosystems enters into new development agreements.

     Revenues from licensing fees increased 4.9% from $115,826 for the fiscal year ended December 31, 2000 to $121,500 for the fiscal year ended December 31, 2001. Licensing revenue represents amounts that Patient Infosystems charges its customers, either on a one-time only or continuing basis, for the right to enroll patients in, or the right to license to other entities, certain of its programs, primarily Patient Infosystems' Internet-based Case Management Support System product line. Patient Infosystems has not entered into any new licensing contracts and a substantial portion the initial license fees for the existing contracts have been collected. Patient Infosystems anticipates that revenue from licensing will decrease in future periods unless new license agreements are signed.

     Costs and Expenses

     Cost of sales includes salaries and related benefits, services provided by third parties, and other expenses associated with the development of Patient Infosystems' customized disease state management programs, as well as the operation of each of its disease state management programs.

     Cost of sales decreased 38% from $3,906,010 for the fiscal year ended December 31, 2000 to $2,420,151 for the fiscal year ended December 31, 2001. The decrease in these costs primarily reflects a decreased level of operational activities and the full year realization of program development cost reductions initiated during the last few months of 2000.

     Sales and marketing expenses decreased 42.9% from $1,425,990 for the fiscal year ended December 31, 2000 to $813,975 for the fiscal year ended December 31, 2001. These costs consist primarily of salaries, related benefits and travel costs, sales materials and other marketing related expenses. Decreased spending in this area is attributable to Patient Infosystems' efforts to reduce costs and to its limited available capital, resulting in a smaller sales and marketing staff and increased dependence on marketing partners during the fiscal year ended December 31, 2001. It is anticipated that Patient Infosystems will need to invest heavily in the sales and marketing process in future periods if funds are available. To the extent that Patient Infosystems has limited funds available for sales and marketing, or cannot leverage its marketing partnerships adequately, it will likely be unable to invest in the necessary marketing activities to generate substantially greater sales.

     General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operating expenses of Patient Infosystems. General and administrative expenses decreased 12.9% from $2,329,585 for the fiscal year ended December 31, 2000 to $2,028,804 for the fiscal year ended December 31, 2001. The decrease in these costs was caused by the reduction in the amortization of in debt issuance and other financing costs related to funding operations and pay decreases for officers of Patient Infosystems. Without the financing cost, general and administrative expense would have decreased 12.2% from $1,664,835 for the fiscal year ended December 31, 2000 to $1,461,379 for the fiscal year ended December 31, 2001. Patient Infosystems expects that general and administrative expenses will remain relatively constant in future periods, but may experience fluctuations due to uncertainties related to financing costs.

     Research and development expenses consist primarily of salaries and related benefits and administrative costs allocated to Patient Infosystems' research and development personnel for development of certain components of its integrated information capture and delivery system, its Internet-based software products and its standardized disease state management programs. Research and development expenses decreased 37.6% from $305,543 for the fiscal year ended December 31, 2000 to $190,731 for the fiscal year ended December 31, 2001. The decrease in research and development expenses reflects the transition of Patient Infosystems' investment in Internet technology into operational systems during 2001.

     Other Income/Expense is comprised of interest income and losses on investments. The totals are as follows for the fiscal years ended December 31:

                                          2001         2000
                                       ------------ ------------
              Interest expense          $ (410,063)  $ (190,997)
              Other income (expense)
                Other                       11,976      (20,343)
                ReCall Services, Inc.     (200,000)        -
                                       ------------ ------------

              Total Expense             $ (598,087)  $ (211,340)
                                       ------------ ------------

     Interest expense is due to debt. Interest expense increased to $410,063 for the fiscal year ended December 31, 2001 from $190,997 for the fiscal year ended December 31, 2000. The increase in interest expense reflects the increased debt required to fund operations.

     The other expense for the fiscal year ended December 31, 2001 consists primarily of an impairment of an investment. In September of 2001 Patient Infosystems was notified that Recall Services, Inc. was ceasing operations and declared its $200,000 investment in Recall Services, Inc. impaired.

     Patient Infosystems had no tax benefit in 2001 due, in part, to recording a full valuation allowance to reduce its deferred tax assets. Patient Infosystems' deferred tax assets consist primarily of the tax benefit associated with its net operating loss carryforwards.

     Management of Patient Infosystems has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets. The valuation allowance reduces deferred tax assets to zero, which represents management's best estimate of the amount of such deferred tax assets that more likely than not will be realized.

     For the fiscal year ended December 31, 2001, Patient Infosystems declared $90,000 in dividends on convertible preferred stock.

     Patient Infosystems had a net loss attributable to common stockholders of $4,555,305 for the fiscal year ended December 31, 2001, compared to $6,656,706 for the year ended December 31, 2000. This represents a loss of $.47 per basic and diluted share for 2001 and $.82 for 2000.

     Liquidity and Capital Resources

     At December 31, 2002, Patient Infosystems had a working capital deficit of $6,135,451 as compared to a working capital deficit of $4,686,322 at December 31, 2001. Also at December 31, 2002, Patient Infosystems had a stockholders' deficit of $8,670,239. Through December 31, 2002 these amounts reflect the effects of Patient Infosystems' continuing losses that have been funded, in part, by the issuance of demand notes totaling $5,077,500 to directors of Patient Infosystems and long term borrowings of $3,000,000 against its line of credit. Patient Infosystems has never earned profits and, since its inception, Patient Infosystems has primarily funded its operations, working capital needs and capital expenditures from the sale of equity securities and the issuance of debt. Patient Infosystems is currently maintaining it operations only through the receipt of continuing loans from one of its directors. If these loans or additional funds were not available, Patient Infosystems would likely be required to cease operations.

     In December 1999, Patient Infosystems established a credit facility for $1,500,000 guaranteed by Derace Schaffer and John Pappajohn, two directors of Patient Infosystems. In March 2000, the facility was increased by $1,000,000 under substantially the same terms, also guaranteed by the same Board members.

     On March 28, 2001, Patient Infosystems entered into an Amended and Restated Credit Agreement with Wells Fargo Bank Iowa, N.A. ("Wells Fargo"), which extended the term of Patient Infosystems' credit facility to March 31, 2002 under substantially the same terms. Dr. Schaffer and Mr. Pappajohn guaranteed this extension.

     On March 28, 2002, Wells Fargo extended the term of the credit facility to March 31, 2003 under substantially the same terms. Dr. Schaffer and Mr. Pappajohn also guaranteed this extension. As of the date of this filing, there has been no consideration for the continued guarantee.

     On June 28, 2002, Patient Infosystems and Wells Fargo agreed on an addendum to the Amended and Restated Credit Agreement which extends the credit facility by an additional $500,000, increasing the total credit facility to $3,000,000. Mr. Pappajohn and Dr. Schaffer also guaranteed this extended credit facility.

     On March 28, 2003, Wells Fargo extended the term of the credit facility to January 2, 2004 under substantially the same terms. Dr. Schaffer and Mr. Pappajohn also guaranteed this extension. As of the date of this filing, there has been no consideration for the continued guarantee.

     On June 11, 2002, the board of directors of Patient Infosystems approved the conversion of up to $4,642,500 in debt and $438,099 of accrued interest owed to Mr. Pappajohn and Dr. Schaffer into 36,289,993 shares of Patient Infosystems' common stock using a value of $0.14 per common share. The average value of Patient Infosystems' common stock based upon an average closing price for a period immediately before June 11, 2002 was $0.1354. Patient Infosystems' Certificate of Incorporation authorizes Patient Infosystems to issue up to 20,000,000 shares of common stock, 10,956,024 of which were issued and outstanding and 2,217,320 of which were reserved for issuance under outstanding options, warrants and upon conversion of outstanding convertible preferred stock. Giving effect to this debt conversion transaction will require an amendment to Patient Infosystems' Certificate of Incorporation to authorize additional shares of common stock. Accordingly, this debt conversion transaction cannot occur unless and until the stockholders of Patient Infosystems approve this amendment. A date for a meeting of the stockholders of Patient Infosystems has not yet been established.

     Patient Infosystems has expended significant amounts to expand its operational capabilities including increasing its administrative and technical costs. While Patient Infosystems has curtailed its spending levels, to the extent that revenues do not increase substantially, Patient Infosystems' losses will continue and its available capital will diminish further. Patient Infosystems' operations are currently being funded by loans being made by a director of Patient Infosystems. There can be no assurances given that Patient Infosystems can raise either the required working capital through the sale of its securities or that Patient Infosystems can borrow the additional amounts needed. In such instance, if Patient Infosystems is unable to identify any additional sources of capital, it will likely be forced to cease operations. As a result of the above, the Independent Auditors' Report on Patient Infosystems' consolidated financial statements includes an emphasis paragraph indicating that Patient Infosystems' recurring losses from operations raise substantial doubt about Patient Infosystems' ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Capital expenditures during 2002 were $8,867, as compared to expenditures of $9,204 during 2001 and $16,404 during 2000. The expenditures during these periods represented the purchase of technology platform components of the integrated information capture and delivery systems, as well as purchases required to maintain Patient Infosystems' technology infrastructure.

     Inflation

     Inflation did not have a significant impact on Patient Infosystems' operations during 2002, 2001 or 2000. Patient Infosystems continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

     Recent Accounting Pronouncements

     New accounting pronouncements that became effective for the Company in 2002 did not have a material impact on the Company's financial statements.

     Critical Accounting Policies

     The SEC recently issued disclosure guidance for critical accounting policies. The SEC defines critical accounting policies as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

     Patient Infosystems significant accounting policies are described in Note 1 to the Consolidated Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following accounting policies could be deemed to be critical by SEC.

     Use of Estimates. In preparing the consolidated financial statements Patient Infosystems uses estimates in determining the economic useful lives of its assets, provisions for doubtful accounts, tax valuation allowances and various other recorded or disclosed amounts. Estimates require management to use its judgment. While Patient Infosystems believes that its estimates for these matters are reasonable, if the actual amount is significantly different than the estimated amount, its assets, liabilities or results of operations may be overstated or understated.

     Impairment of Long-Lived Assets. Patient Infosystems records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted future cash flows estimated to be generated by those assets are less than the carrying amount of those assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. If the actual value is significantly less than the estimated value, Patient Infosystems assets may be overstated.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     In the normal course of business and consistent with established policies and procedures, Patient Infosystems uses the necessary financial instruments to manage the fluctuations in interest rates. Patient Infosystems does not have any foreign currency risk. Patient Infosystems does not enter into any of these transactions for speculative purposes.

Item 8.  Financial Statements and Supplemental Data.

     The financial statements and supplementary data, together with the report thereon by Patient Infosystems independent auditor, are listed below in Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

     The following table sets forth the names, ages and principal positions of the directors and executive officers of Patient Infosystems.

                Name        Age                     Title
Derace L. Schaffer           54     Chairman of the Board of Directors
Roger Louis Chaufournier     44     President, Chief Executive Officer and Director
John Pappajohn               74     Director
Christine St. Andre          51     Chief Operating Officer
Kent Tapper                  46     Vice President, Financial Planning and Chief Financial Officer

Derace L. Schaffer, M.D. Dr. Schaffer has been Chairman of the Board and a Director of Patient Infosystems since its inception in February 1995. Dr. Schaffer is President of the Ide Imaging Group, P.C., as well as the Lan Group, a venture capital firm specializing in healthcare and high technology investments. He serves as a director of the following public companies: Allion Healthcare, Inc. and Radiologix, Inc. He is also a director of several private companies, including Analytika, Inc., Card Systems, Inc. and Logisticare, Inc. Dr. Schaffer is a board certified radiologist. He received his postgraduate radiology training at Harvard Medical School and Massachusetts General Hospital, where he served as Chief Resident. Dr. Schaffer is a member of Alpha Omega Alpha, the national medical honor society, and is Clinical Professor of Radiology at the University of Rochester School of Medicine. Dr. Schaffer provides services to Patient Infosystems on a part-time basis.

Roger Louis Chaufournier. Mr. Chaufournier has been the President and Chief Executive Officer of Patient Infosystems since April 1, 2000. Prior to joining Patient Infosystems, Mr. Chaufournier was President of the STAR Advisory Group, a healthcare consulting firm he founded in 1998. From August 1996 to July 1999, Mr. Chaufournier was the Chief Operating Officer of the Managed Care Assistance Company, a company that developed and operated Medicaid health plans. Managed Care Assistance Company filed for protection under the federal bankruptcy laws in June 2000. From 1993 to 1996, Mr. Chaufournier was Assistant Dean for Strategic Planning for the Johns Hopkins University School of Medicine. In addition, Mr. Chaufournier spent twelve years in progressive leadership positions with the George Washington University Medical Center from 1981 to 1993. Mr. Chaufournier was also Chairman of the Board and acting President of Metastatin Pharmaceuticals, a privately held company developing therapeutics in the area of prostate cancer. Mr. Chaufournier was a three time Examiner with the Malcolm Baldrige National Quality Award and has served as the national facilitator for the federal Bureau of Primary Health Care chronic disease collaboratives.

John Pappajohn. Mr. Pappajohn has been a Director of Patient Infosystems since its inception in February 1995, and served as its Secretary and Treasurer from inception through May 1995. Since 1969, Mr. Pappajohn has been the sole owner of Pappajohn Capital Resources, a venture capital firm and President of Equity Dynamics, Inc., a financial consulting firm, both located in Des Moines, Iowa. He serves as a Director for the following public companies: Allion Healthcare, Inc., MC Informatics, Inc. and Pace Health Management Systems, Inc.

Christine St. Andre. Ms. St. Andre has been the Executive Vice President and Chief Operating Officer of Patient Infosystems since June 5, 2000. Ms. St. Andre has more than 20 years experience managing complex healthcare organizations. From 1994 to 2000, Ms. St. Andre was Chief Executive Officer for the University of Utah Hospitals and Clinics. Prior to 1994, Ms. St. Andre served as Chief Executive Officer of George Washington University Medical Center. Ms. St. Andre's career in healthcare began in the area of information technology at the Thomas Jefferson University.

Kent Tapper. Mr. Tapper has been Vice President, Financial Planning of Patient Infosystems since April 1999. Mr. Tapper has served as Chief Information Officer and Vice President, Systems Engineering and has been with Patient Infosystems since July 1995. Mr. Tapper became the acting Chief Financial Officer of Patient Infosystems in April 2000. From 1992 to 1995, Mr. Tapper served as Product Manager, Audio Response and Call Center Platforms for Northern Telecom, Inc. From 1983 to 1992, Mr. Tapper held Product Manager, Systems Engineering Manager and various engineering management positions with Northern Telecom.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Patient Infosystems' executive officers and directors and persons who own more than 10% of Patient Infosystems' common stock (collectively referred to as "Reporting Persons") to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish Patient Infosystems with copies of all Section 16(a) forms they file.

     Based solely on a review of the copies of such forms received or written representations from Reporting Persons, Patient Infosystems believe that with respect to the fiscal year ended December 31, 2002, all the Reporting Persons complied with all applicable filing requirements.

Item 11.  Executive Compensation.


     The following table sets forth information concerning the annual and long-term compensation for services in all capacities to Patient Infosystems and its subsidiary for each of the fiscal years ended December 31, 2002, 2001 and 2000 for those persons who were at December 31, 2002, (i) the Chief Executive Officer and (ii) certain other executive officers of Patient Infosystems who received compensation in excess of $100,000 during the year ended December 31, 2002 (the "Named Executive Officers"):

                                    Summary Compensation Table
                                                                              Long-Term
                                                                             Compensation

                                                   Annual Compensation        Securities
Name and Principal Position                                                   Underlying
                                             Year   Salary ($)   Bonus ($)    Options (#)

Roger L. Chaufournier, President and Chief   2002   $180,841         -             -
Executive Officer (1)                        2001   $196,502         -          200,000
                                             2000   $151,546         -          200,000


Christine St. Andre, Chief Operating         2002   $157,512         -             -
Officer (2)                                  2001   $171,893         -          150,000
                                             2000    $97,885         -          150,000


Kent A. Tapper, Vice President, Financial    2002   $107,942         -             -
Planning                                     2001   $116,628         -          100,000
                                             2000   $119,335         -             -

(1) Mr. Chaufournier was appointed President and Chief Executive Officer as of March 23, 2000.

(2)  Ms. St. Andre was appointed Chief Operating Officer as of June 5, 2000.

     Neither the Chief Executive Officer nor any of the Named Executive Officers of Patient Infosystems was awarded stock options during 2002.

     No stock options were exercised by the Chief Executive Officer or any of the Named Executive Officers of Patient Infosystems during 2002. The following table sets forth certain information regarding unexercised options held by the Chief Executive Officer and the Named Executive Officers of Patient Infosystems at December 31, 2001. The table does not give effect to grants of options that occurred after December 31, 2002. For additional information with respect to these grants, see "Stock Option Plan".

                           Aggregated Option Exercises
                        and Fiscal Year End Option Values

                             Number of securities underlying       Value of unexercised
                                  unexercised options at           in-the-money options
                                  December 31, 2002 (#)                      at
                                                                 December 31, 2002 ($)(1)
           Name              Exercisable       Unexercisable    Exercisable      Unexercisable
Roger Chaufournier              228,000           172,000          $ 1,850           $ 650
Christine St. Andre             170,000           130,000          $ 1,375           $ 500
Kent Tapper                     108,000            28,000          $ 3,096           $ 350

(1) Calculated based upon $0.20 market value of the underlying securities as of December 31, 2002.

Stock Option Plan

     Patient Infosystems' Amended and Restated Stock Option Plan (the "Plan") was adopted by the Board of Directors and stockholders in May 2000. As of March 31, 2003, up to 1,680,000 shares of common stock are authorized and reserved for issuance under the Plan. Under the Plan, options may be granted in the form of incentive stock options ("ISOs") or non-qualified stock options ("NQOs") from time to time to salaried employees, officers, directors and consultants of Patient Infosystems, as determined by the compensation committee of the Board of Directors. The compensation committee determines the terms and conditions of options granted under the Plan, including the exercise price. The Plan provides that the compensation committee must establish an exercise price for ISOs that is not less than the fair market value per share at the date of the grant. However, if ISOs are granted to persons owning more than 10% of the voting stock of Patient Infosystems, the Plan provides that the exercise price must not be less than 110% of the fair market value per share at the date of the grant. The Plan also provides for a non-employee director to be entitled to receive a one-time grant of a NQO to purchase 36,000 shares at an exercise price equal to fair market value per share on the date of his or her initial election to the Board of Directors. Such NQO is exercisable only during the non-employee director's term and automatically expires on the date such director's service terminates. Each option, whether an ISO or NQO, must expire within ten years of the date of the grant.

     As of December 31, 2002, options to acquire 1,115,140 shares of common stock had been granted to employees and directors of Patient Infosystems. The following table sets forth information regarding the number of options outstanding and the exercise price of these options.

                   Number of Options Outstanding at
                        December 31, 2002               Exercise Price
                        ----------------                --------------
                               7,100                         $0.09
                              36,000                         $0.14
                             525,000                         $0.19
                             150,000                         $0.50
                              72,000                         $0.69
                              77,040                         $1.38
                              30,000                         $1.88
                             200,000                         $2.06
                               9,500                         $2.44
                               8,500                         $2.75

     Of these options, 345,000, exercisable for $0.1875 per share, were granted as of January 26, 2001 to certain officers and key members of management and vested immediately in lieu of a cash bonus. The remainder of the options granted on January 26, 2001 and all other options granted under the Plan vest to the extent of 20% of the option grant on the first anniversary of the grant, and 20% on each subsequent anniversary.

401(k) Profit Sharing Plan

     Patient Infosystems adopted a 401(k) Profit Sharing Plan. The 401(k) plan is available to all employees who have attained age 21. An employee may contribute a portion of their wages on a pre-tax basis, subject to limitations specified under the Internal Revenue Code. Under the terms of the 401(k) plan, Patient Infosystems may make a discretionary matching contribution equal to a percentage of the employee's contribution to the 401(k) plan and a discretionary amount determined annually by Patient Infosystems and divided among eligible participants based upon an employee's annual compensation in relation to the aggregate annual compensation of all eligible participants. Contributions are allocated to each employee's individual account and are, at the employee's election, invested in one, all or some combination of the investment funds available under the 401(k) plan. Employee contributions are fully vested and non-forfeitable. Any matching or discretionary contributions vest 25% for each year of service. To date, Patient Infosystems has not made any matching contributions under the 401(k) plan.

Compensation of Directors

     All Directors are reimbursed for expenses incurred in connection with attending meetings, including travel expenses to such meetings. Patient Infosystems' Directors are eligible to participate in Patient Infosystems' Stock Option Plan. Pursuant to the Stock Option Plan, non-employee Directors of Patient Infosystems receive a one-time grant of a non-qualified stock option to purchase 36,000 shares of Patient Infosystems' common stock at an exercise price equal to fair market value per share on the date of their initial election to the Board of Directors. Such non-qualified stock option vests as to 20% of the option grant on the first anniversary of the grant, and 20% on each subsequent anniversary, is exercisable only during the non-employee director's term and automatically expires on the date such director's service terminates. Upon the occurrence of a change of control, as defined in the Stock Option Plan, all outstanding unvested options immediately vest.

Compensation Committee Interlocks and Insider Participation

     Patient Infosystems currently does not have an acting compensation committee. During the fiscal year ended December 31, 2002 no officers or employees of Patient Infosystems participated in deliberations of the Board of Directors concerning executive officer compensation. None of Patient Infosystems' executive officers serves as a member of the Board or compensation committee of any entity that has one or more executive officers serving on Patient Infosystems' Board of Directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding the beneficial ownership of Patient Infosystems common stock as of March 31, 2003 for (i) each person or entity who is known by us to own beneficially more than five percent of our common stock; (ii) each Named Executive Officer; (iii) each director of Patient Infosystems; and (iv) all directors and executive officers as a group.

    Beneficial Owner (1)                                        Number of Shares      Percent of
                                                                       (2)             Class (2)
                                                                ----------------      ----------
    John Pappajohn (3)                                                4,197,495         36.85%
    Derace L. Schaffer (4)                                            2,487,307         22.22%
    Edgewater Private Equity Fund II, L.P.,
       900 North Michigan Avenue, 14th Floor
       Chicago, IL 60611                                                970,000          8.85%
    Roger Louis Chaufournier (5)                                        281,000          2.50%
    Christine St. Andre (6)                                             180,000          1.62%
    Kent A. Tapper (7)                                                  115,100          1.04%
                                                                --------------------------------
    All directors and executive officers as a group (5 persons)       8,230,902         67.44%

(1) Unless otherwise noted, the address of each of the listed persons is c/o Patient Infosystems at 46 Prince Street, Rochester, New York 14607.

(2) Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of the date hereof are deemed outstanding. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name. The percentage beneficial ownership is based on 10,956,024 shares of common stock outstanding as of March 31, 2003.

(3) Includes 360,000 shares held by Halkis, Ltd., a sole proprietorship owned by Mr. Pappajohn, 360,000 shares held by Thebes, Ltd., a sole proprietorship owned by Mr. Pappajohn's spouse and 360,000 shares held directly by Mr. Pappajohn's spouse. Mr. Pappajohn disclaims beneficial ownership of the shares owned by Thebes, Ltd. and by his spouse. Includes options to purchase 36,000 shares that are either currently exercisable or that become exercisable within 60 days of March 31, 2003 and 400,000 common stock equivalents for 50,000 shares of Series C Preferred Stock beneficially owned as of March 31, 2003. Does not include 32,268,550 shares of Patient Infosystems common stock resulting from the conversion of $4,135,000 in debt and $382,597 of accrued interest. Such shares will be issued upon approval of Patient Infosystems' stockholders of the amendment of the certificate of incorporation to increase the authorized capital stock.

(4) Includes 288,000 shares held by Dr. Schaffer's minor children. Also includes 36,000 shares that are issuable upon the exercise of options that are either currently exercisable or that become exercisable within 60 days of March 31, 2003 and 200,000 common stock equivalents for the 25,000 shares of Series C Preferred Stock beneficially owned as of March 31, 2003. Does not include 2,878,586 shares of Patient Infosystems common stock resulting from the conversion of $347,500 in debt and $55,502 of accrued interest. Such shares will be issued upon approval of Patient Infosystems' stockholders of the amendment of the certificate of incorporation to increase the authorized capital stock.

(5) Includes options to purchase 281,000 shares that are either currently exercisable or that become exercisable within 60 days of March 31, 2003. Does not include 119,000 shares subject to outstanding options that are not exercisable within 60 days of March 31, 2003.

(6) Includes options to purchase 180,000 shares that are either currently exercisable or that become exercisable within 60 days of March 31, 2003. Does not include 120,000 shares subject to outstanding options that are not exercisable within 60 days of March 31, 2003.

(7) Includes options to purchase 115,000 shares that are either currently exercisable or that become exercisable within 60 days of March 31, 2003. Does not include 21,000 shares subject to outstanding options that are not exercisable within 60 days of March 31, 2003.


                      Equity Compensation Plan Information

     The following table gives information with respect to the equity securities that are authorized for issuance under Patient Infosystems' compensation plans as of December 31, 2002.


                                                                                           Number of securities
                                                                                         remaining available for
                                 Number of Securities to        Weighted-average          future issuance under
                                 be issued upon exercise        exercise price of       equity compensation plans
                                 of outstanding options,      outstanding options,        (excluding securities
Plan Category                      warrants and rights         warrants and rights         reflected in column)
-------------------------------  -------------------------   ------------------------   ---------------------------
Equity compensation plans
approved by security holders             1,115,140                    $0.76                        301,780

-------------------------------  -------------------------   ------------------------   ---------------------------
Equity compensation plans not
approved by security holders                  -                        -                              -

Total                                    1,115,140                    $0.76                        301,780

Item 13.  Certain Relationships and Related Transactions.

     In 2002, Patient Infosystems borrowed $1,170,000 from Mr. Pappajohn, bringing the total borrowed from Mr. Pappajohn to $4,730,000. Proceeds from these loans were used to support Patient Infosystems' operations. The interest rate on these loans is 9.5% per year. Patient Infosystems has borrowed an additional $600,000 from Mr. Pappajohn subsequent to January 1, 2003. The interest on the loans after January 1, 2003 is 7.5%

     Patient Infosystems did not borrow any additional amounts from Dr. Schaffer in 2002. The total borrowed from Dr. Schaffer is $347,500. Proceeds from these loans were used to support Patient Infosystems operations. The interest rate on this loan is 9.5% per year.

     The loans from Mr. Pappajohn and Dr. Schaffer are demand notes that total $5,077,500 as of December 31, 2002 and are secured by the assets of Patient Infosystems.

     On June 11, 2002, the Board of Directors of Patient Infosystems approved the conversion of up to $4,642,500 in debt and $438,099 of accrued interest owed to Mr. Pappajohn and Dr. Schaffer into 36,289,993 shares of Patient Infosystems common stock using a value of $0.14 per share of common stock. The average value of Patient Infosystems common stock based upon an average closing price for a period immediately before June 11, 2002 was $0.1354 per share. On August 7, 2002, Patient Infosystems paid $160,000 of the outstanding debt. As a result, $4,482,500 in debt and $438,099 of accrued interest will be converted into 35,147,136 shares of Patient Infosystems common stock. Patient Infosystems' Certificate of Incorporation authorized Patient Infosystems to issue up to 20,000,000 shares of common stock, 10,956,024 of which were issued and outstanding and 2,217,320 of which were reserved for issuance under outstanding options, warrants and upon conversion of outstanding convertible preferred stock. Giving effect to this debt conversion transaction will require an amendment to Patient Infosystems' Certificate of Incorporation to authorize additional shares of common stock. Accordingly, this debt conversion transaction cannot occur unless and until the stockholders of Patient Infosystems approve this amendment.

     Patient Infosystems has expended significant amounts to expand its operational capabilities including increasing its administrative and technical costs. While Patient Infosystems has curtailed its spending levels, to the extent that revenues do not increase substantially, Patient Infosystems' losses will continue and its available capital will diminish further. Patient Infosystems' operations are currently being funded by loans being made by Mr. Pappajohn, a director of Patient Infosystems. There can be no assurances that Patient Infosystems can borrow the additional amounts needed to fund its operations. In such instance, if Patient Infosystems is unable to identify any additional sources of capital, it will likely be forced to cease operations. As a result of the above, the Independent Auditors' Report on Patient Infosystems' consolidated financial statements includes an emphasis paragraph indicating that Patient Infosystems' recurring losses from operations raise substantial doubt about Patient Infosystems' ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     In December 1999, Patient Infosystems established a credit facility for $1,500,000 guaranteed by Dr. Schaffer and Mr. Pappajohn. In consideration for their guarantees, Patient Infosystems granted to Dr. Schaffer and Mr. Pappajohn warrants to purchase an aggregate of 375,000 shares of common stock for $1.5625 per share. In March 2000, the facility was increased by $1,000,000 under substantially the same terms and also guaranteed by the same Board members resulting in a total amount due of $2,500,000 as of December 31, 2001 and 2000. Additional warrants to purchase an aggregate of 250,000 shares of common stock for $2.325 per share, were granted to Dr. Schaffer and Mr. Pappajohn for their guarantee of this additional line of credit.

     On March 28, 2001, Patient Infosystems entered into an Amended and Restated Credit Agreement with Wells Fargo Bank, N.A., which extended the term of Patient Infosystems' credit facility to March 31, 2002 under substantially the same terms. Dr. Schaffer and Mr. Pappajohn guaranteed this extension. In consideration for their guarantees, the Company re-priced 625,000 warrants previously granted in connection with prior guarantees to $0.05 per share, effective April 1, 2001.

     On June 28, 2002, Patient Infosystems and Wells Fargo agreed on an addendum to the Amended and Restated Credit Agreement that extends the credit facility by an additional $500,000, increasing the total credit to $3,000,000. Mr. Pappajohn and Dr. Schaffer also guaranteed the extended credit facility.

     In 2002, Patient Infosystems borrowed $1,170,000 from Mr. Pappajohn, bringing the total borrowed from Mr. Pappajohn to $4,730,000. Proceeds from these loans were used to support the Patient Infosystems' operations. The interest rate on these loans is 9.5% per year. Patient Infosystems has borrowed an additional $600,000 from Mr. Pappajohn subsequent to January 1, 2003. The interest on the loans after January 1, 2003 is 7.5%

     The Company did not borrow any additional amounts from Dr. Schaffer in 2002. The total borrowed from Dr. Schaffer is $347,500. Proceeds from these loans were used to support Patient Infosystems' operations. The interest rate on this loan is 9.5% per year.

     The loans from Mr. Pappajohn and Dr. Schaffer are demand notes that total $5,077,500 as of December 31, 2002 and are secured by the assets of Patient Infosystems.

     On June 6, 2001, Patient Infosystems issued a total of 2,319,156 shares of unregistered common stock to Mr. Pappajohn and Dr. Schaffer as consideration for their continued financial support of Patient Infosystems.

     On June 11, 2002, the board of directors of Patient Infosystems approved the conversion of up to $4,642,500 in debt and $438,099 of accrued interest owed to Mr. Pappajohn and Dr. Schaffer into 36,289,993 shares of Patient Infosystems' common stock using a value of $0.14 per common share. The average value of Patient Infosystems' common stock based upon an average closing price for a period immediately before June 11, 2002 was $0.1354. As of December 31, 2002, Patient Infosystems' Certificate of Incorporation authorizes Patient Infosystems to issue up to 20,000,000 shares of common stock, 10,956,024 of which were issued and outstanding and 2,217,340 of which were reserved for issuance under outstanding options, warrants and upon conversion of outstanding convertible preferred stock. Giving effect to this debt conversion transaction will require an amendment to Patient Infosystems' Certificate of Incorporation to authorize additional shares of common stock. Accordingly, this debt conversion transaction cannot occur unless and until the stockholders of Patient Infosystems approve this amendment. A date for a meeting of the stockholders of Patient Infosystems has not yet been established.

Item 14.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

     Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, Patient Infosystems' chief executive officer and principal accounting officer have concluded that Patient Infosystems' disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by Patient Infosystems in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls.

     There were no significant changes in Patient Infosystems' internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following financial statements and schedules are filed at the end of this annual report, beginning on page F-1. Other schedules are omitted because they are not required or are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

         Index to Financial Statements                               Page

         Independent Auditors' Report                                 F-1
         Consolidated Balance Sheets                                  F-2
         Consolidated Statements of Operations                        F-3
         Consolidated Statements of Stockholders' Equity (Deficit)    F-4
         Consolidated Statements of Cash Flows                        F-5
         Notes to Consolidated Financial Statements                   F-6
         Schedule II - Valuation and Qualifying Accounts              S-1

(b) Reports on Form 8-K.

     Patient Infosystems did not file any current reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2002.

(c) Exhibits.


Exhibit #   Description of Exhibits

3.1 *       Certificate of Incorporation

3.2 *       By-Laws

4.1 **      Patient Infosystems, Inc. Amended and Restated Stock Option Plan

4.2 *** Certificate of Designations, Powers, Preferences and Relative, Participating, Optional or Other Special Rights, and the Qualifications, Limitations Thereof of the Series C Preferred Stock of Patient InfoSystems,Inc.

10.15 + Asset Purchase Agreement dated as of September 29, 1998 among Patient Infosystems Acquisition Corp., Patient Infosystems and HealthDesk Corporation.

10.16 + Amendment to Asset Purchase Agreement dated as of December 1, 1998 among Patient Infosystems Acquisition Corp., Patient Infosystems and HealthDesk Corporation.

10.17 + Second Amendment to Asset Purchase Agreement dated as of February 1, 1999 among Patient Infosystems Acquisition Corp., Patient Infosystems and HealthDesk Corporation.

10.19 + Consulting Agreement dated as of March 8, 1999 between Patient Infosystems and John V. Crisan.

10.20 + Lease Agreement dated as of February 22, 1995 between Patient Infosystems and Conifer Prince Street Associates.

10.21 + First Addendum to Lease Agreement dated as of August 22, 1995 between Patient Infosystems and Conifer Prince Street Associates.

10.22 + Second Addendum to Lease Agreement dated as of November 17, 1995 between Patient Infosystems and Conifer Prince Street Associates.

10.23 + Third Addendum to Lease Agreement dated as of March 28, 1996 between Patient Infosystems and Conifer Prince Street Associates.

10.24 + Fourth Addendum to Lease Agreement dated as of October 29, 1996 between Patient Infosystems and Conifer Prince Street Associates.

10.25 + Fifth Addendum to Lease Agreement dated as of November 30, 1996 between Patient Infosystems and Conifer Prince Street Associates.

10.26 + Sixth Addendum to Lease Agreement dated as of November 24, 1997 between Patient Infosystems and Conifer Prince Street Associates.

10.30 ++ Seventh Addendum to Lease Agreement dated as of June 16, 1999 between Patient Infosystems and Conifer Prince Street Associates.

10.31 ++ Lease Agreement dated as of July 2, 1999 between Patient Infosystems and Cadena Properties Limited.

10.32 ++ Lease Agreement dated as of August 1, 1999 between Patient Infosystems and Michele M. Hoey and John E. Hoey.

10.33 ++ Revolving Note dated as of December 23, 1999 between Patient Infosystems and Norwest Bank Iowa, National Association.

10.34 ++ Credit Agreement dated as of December 23, 1999 between Patient Infosystems and Norwest Bank Iowa, National Association.

10.35 ++ Security Agreement dated as of December 23, 1999 between Patient Infosystems and Norwest Bank Iowa, National Association.

10.36 ++ Arbitration Agreement dated as of December 23, 1999 between Patient Infosystems and Norwest Bank Iowa, National Association.

10.37 ++ Financing Statement executed by Patient Infosystems and Norwest Bank Iowa, National Association.

10.38 ++ First Amendment to Credit Agreement dated as of March 21, 2000 between Patient Infosystems and Norwest Bank Iowa, National Association.

10.39 ++ Note Modification Agreement dated as of March 21, 2000 between Patient Infosystems and Norwest Bank Iowa, National Association.

10.41 ***   Form of Subscription Agreement dated on or about March 31,
            2000 between Patient Infosystems and John Pappajohn, Derace
            Schaffer, Gerald Kirke and Michael Richards for Series C 9%
            Cumulative Convertible Preferred Stock.

10.42 ***   Form of Registration Rights Agreement dated on or about
            March 31, 2000 between Patient Infosystems and John Pappajohn,
            Derace Schaffer, Gerald Kirke and Michael Richards for Series
            C 9% Cumulative Convertible Preferred Stock.

10.43 ***   Eighth Addendum to Lease Agreement dated as of December 8, 2000 between Patient Infosystems and Conifer Prince Street Associates.

10.44 ***   Termination of Lease Agreement dated as of January 24, 2001 between
            Patient Infosystems and Michele M. Hoey and John E. Hoey.

10.45 ***   Amended and Restated Credit Agreement dated as of March 28, 2001 between Patient Infosystems and Wells Fargo Bank Iowa, National
            Association.

10.46 ***   Revolving Note  dated as of March 28, 2001 between Patient
            Infosystems and Wells Fargo Bank Iowa, National Association.

10.47 ***   Form of Promissory Notes payable to Dr. Schaffer and Mr. Pappajohn.

10.48 ***   Form of Security Agreements with Dr. Schaffer and Mr. Pappajohn.

10.49 ***   Ninth Addendum to Lease Agreement dated as of January 7, 2002 between Patient Infosystems and Conifer Prince Street Associates.

10.50 # Letter of Agreement dated as of March 25, 2002 between Patient Infosystems, John Pappajohn and Derace Schaffer.

10.51 # Second Amended and Restated Credit Agreement dated as of March 28, 2002 between Patient Infosystems and Wells Fargo Bank Iowa, National Association.

10.52 # Revolving Note dated as of March 28, 2002 between Patient Infosystems and Wells Fargo Bank Iowa, National Association.

10.53 # Security Agreement dated as of March 28, 2002 between Patient Infosystems and Wells Fargo Bank Iowa, National Association.

10.54 ## Addendum to Amended and Restated Credit Agreement dated as of June 28, 2002 between Patient Infosystems and Wells Fargo Bank Iowa, National Association.

10.55 ## Agreement for Purchase and Sale of Assets dated as of September 23, 2002 between Patient Infosystems and American CareSource Corporation.

10.56 Tenth Addendum to Lease Agreement dated as of June 24, 2002 between Patient Infosystems and Conifer Prince Street Associates.

10.57 Eleventh Addendum to Lease Agreement dated as of December 30, 2002 between Patient Infosystems and Conifer Prince Street Associates.

10.58 Letter of Agreement dated as of March 28, 2003 between Patient Infosystems, John Pappajohn and Derace Schaffer.

10.59 Second Addendum to Second Amended and Restated Credit Agreement dated as of March 28, 2003 between Patient Infosystems and Wells Fargo Bank, National Association.

10.60 Modification Agreement dated as of March 28, 2003 between Patient Infosystems and Wells Fargo Bank, National Association.

21.1 ***    Subsidiaries.

23.1        Consent of Deloitte & Touche LLP.

99.1        Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002.
------------------------------

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

## Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-Q filed on November 14, 2002 and incorporated herein by reference.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATIENT INFOSYSTEMS, INC.

By:   /s/Roger L. Chaufournier                             March 31, 2003
    -----------------------------                          --------------
         Roger L. Chaufournier                             Date
         Director, President, and Chief Executive Officer


Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   /s/Roger L. Chaufournier                             March 31, 2003
    -----------------------------                          --------------
         Roger L. Chaufournier                             Date
         Director, President and Chief Executive Officer
         (Principal Executive Officer)

By:   /s/Kent A. Tapper                                    March 31, 2003
    -----------------------------                          --------------
         Kent A. Tapper                                    Date
         Vice President Financial Planning
         (Principal Financial and Accounting Officer)

By:   /s/Derace L. Schaffer                                March 31, 2003
    -----------------------------                          --------------
         Derace L. Schaffer, M.D.                          Date
         Chairman of the Board


By:   /s/John Pappajohn                                    March 31, 2003
    -----------------------------                          --------------
         John Pappajohn                                    Date
         Director

                         Certification of Annual Report


     I, Roger L. Chaufournier, certify that:

1. I have reviewed this annual report on Form 10-K of Patient Infosystems, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003                   /s/Roger L. Chaufournier
      ---------------                   ----------------------------------------
                                 Name:  Roger L. Chaufournier
                                 Title:    President and Chief Executive Officer

                         Certification of Annual Report


     I, Kent Tapper, certify that:

1. I have reviewed this annual report on Form 10-K of Patient Infosystems, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003              /s/Kent Tapper
      ---------------             ----------------------------------------------
                            Name:  Kent Tapper
                            Title:    Vice President Financial Planning
                                      Principal Financial and Accounting Officer

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Patient InfoSystems, Inc.
  Rochester, New York


We have audited the accompanying consolidated balance sheets of Patient Infosystems, Inc. and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Patient Infosystems, Inc. and subsidiary at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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



Deloitte & Touche LLP
Rochester, New York
January 17, 2003
(March 28, 2003 as to Note 3)

PATIENT INFOSYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001
-------------------------------------------------------------------------------------------------------------------

ASSETS                                                                                  2002               2001

CURRENT ASSETS:
  Cash and cash equivalents                                                             $ 5,011           $ 29,449
  Accounts receivable (net of doubtful accounts allowance of $55,000and $37,217)        441,216            273,791
  Prepaid expenses and other current assets                                             105,827             88,449
  Notes receivable                                                                      200,000               -
                                                                                  ---------------------------------
        Total current assets                                                            752,054            391,689

PROPERTY AND EQUIPMENT, net                                                             285,747            498,472

Other assets                                                                               -                 8,934
Intangible assets (net of accumulated amortization of $443,258 and $299,685)            179,465            323,038
                                                                                  ---------------------------------
TOTAL ASSETS                                                                        $ 1,217,266        $ 1,222,133
                                                                                  ---------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                                                    $ 379,004          $ 111,018
  Accrued salaries and wages                                                            208,752            176,618
  Accrued expenses                                                                      351,621            477,205
  Accrued Interest                                                                      713,554            282,530
  Borrowings from directors                                                           5,077,500          3,907,500
  Deferred revenue                                                                      157,074            123,140
                                                                                  ---------------------------------
        Total current liabilities                                                     6,887,505          5,078,011

LINE OF CREDIT                                                                        3,000,000          2,500,000

COMMITMENTS  (Note 7)

STOCKHOLDERS' DEFICIT:
  Preferred stock - $.01 par value:  shares authorized: 5,000,000
    Series C, 9% cumulative, convertible
      issued and outstanding: 100,000                                                     1,000              1,000
  Common stock - $.01 par value:  shares authorized:
    20,000,000; issued and outstanding:  10,956,024                                     109,560            109,560
  Additional paid-in capital                                                         24,132,153         24,222,153
  Accumulated deficit                                                              (32,912,952)       (30,688,591)
                                                                                  ---------------------------------
        Total stockholders' deficit                                                 (8,670,239)        (6,355,878)
                                                                                  ---------------------------------


TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                         $ 1,217,266        $ 1,222,133
                                                                                  ---------------------------------

See notes to consolidated financial statements.

PATIENT INFOSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
----------------------------------------------------------------------------------------------------------

                                                          2002                2001                2000

REVENUES                                              $ 2,355,677         $ 1,586,443         $ 2,139,262
                                                   -------------------------------------------------------
COSTS AND EXPENSES:
  Cost of revenue                                       1,914,464           2,420,151           3,906,010
  Sales and marketing                                     746,353             813,975           1,425,990
  General and administrative                            1,282,683           2,028,804           2,329,585
  Research and development                                105,614             190,731             305,543
                                                   -------------------------------------------------------
        Total costs and expenses                        4,049,114           5,453,661           7,967,128
                                                   -------------------------------------------------------

OPERATING LOSS                                        (1,693,437)         (3,867,218)         (5,827,866)

Other expense, net                                      (530,924)           (598,087)           (211,340)
                                                   -------------------------------------------------------


NET LOSS                                              (2,224,361)         (4,465,305)         (6,039,206)

CONVERTIBLE PREFERRED STOCK DIVIDENDS                    (90,000)            (90,000)           (617,500)
                                                   -------------------------------------------------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS        $ (2,314,361)       $ (4,555,305)       $ (6,656,706)
                                                   =======================================================

NET LOSS PER SHARE - BASIC
   AND DILUTED                                           $ (0.21)            $ (0.47)            $ (0.82)
                                                   =======================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            10,956,024           9,770,501           8,135,635
                                                   -------------------------------------------------------

See notes to consolidated financial statements.

PATIENT INFOSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
---------------------------------------------------------------------------------------------------------------------------
                                                                                     Additional                    Total
                                             Common Stock         Preferred Stock      Paid-in    Accumulated  Stockholders'
                                           Shares    Amount     Shares      Amount     Capital      Deficit    Equity(Deficit)

Balance at January 1, 2000               8,040,202   $ 80,402       -          $-    $21,970,341 $(19,634,080)  $2,416,663

Compensation expense related to
  issuance of  stock warrants and
  options                                     -          -          -           -          1,042         -           1,042
Debt issuance costs in the form
  of stock warrants                                                                      475,000                   475,000
Issuance of Series C Preferred Stock          -          -       100,000       1,000     999,000                 1,000,000
Beneficial conversion feature of
  Series C Convertible Preferred Stock        -          -          -           -        550,000     (550,000)        -

Exercise of stock options                  180,000      1,800       -           -         23,220         -          25,020

Dividends on
  Series C Convertible Preferred Stock        -          -          -           -        (67,500)        -         (67,500)

Net loss for the year ended
      December 31, 2000                       -          -          -           -           -      (6,039,206)  (6,039,206)
                                         ----------------------------------------------------------------------------------
Balance at December 31, 2000             8,220,202     82,202    100,000       1,000  23,951,103  (26,223,286)  (2,188,981)

Compensation expense related to
  issuance of  stock                     2,319,156     23,191       -           -        329,482         -         352,673
Debt issuance costs in the form
  stock warrants                               -          -          -           -         35,735                    35,735
Immaculate exercise of stock warrants      416,666      4,16        -           -         (4,167)                     -

Dividends on
  Series C Convertible Preferred Stock        -          -          -           -        (90,000)        -         (90,000)

Net loss for the year ended
      December 31, 2001                       -          -          -           -           -      (4,465,305)  (4,465,305)
                                        -----------------------------------------------------------------------------------
Balance at December 31, 2001            10,956,024    109,560    100,000       1,000  24,222,153  (30,688,591)  (6,355,878)

Dividends on
  Series C Convertible Preferred Stock        -          -          -           -        (90,000)        -         (90,000)

Net loss for the year ended
      December 31, 2002                       -          -          -           -           -      (2,224,361)  (2,224,361)
                                        -----------------------------------------------------------------------------------
Balance at December 31, 2002            10,956,024  $ 109,560    100,000     $ 1,000 $24,132,153 $(32,912,952) $(8,670,239)
                                        -----------------------------------------------------------------------------------

See notes to consolidated financial statements.

PATIENT INFOSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
----------------------------------------------------------------------------------------------------------------------------
                                                                               2002             2001             2000
OPERATING :
  Net loss                                                                  $ (2,224,361)    $ (4,465,305)    $ (6,039,206)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                               374,099          695,369        1,222,153
      (Gain) loss on sale of property                                                (400)           4,772           21,337
      Loss on investments                                                            -             200,000             -
      Compensation expense related to issuance of stock warrants and                 -             352,673            1,042
           options
      (Increase) decrease in accounts receivable                                 (167,425)         137,645          238,843
      (Increase) decrease in prepaid expenses and other current assets            (17,378)          77,718           35,897
      Increase (decrease) in accounts payable                                     267,986         (122,527)        (262,988)
      Increase (decrease) in accrued salaries and wages                            32,134              460          (14,074)
      (Decrease) increase in accrued expenses                                    (215,584)         198,745           98,426
      Increase in accrued interest                                                431,024          232,429           49,868
      Increase (decrease) in deferred revenue                                      33,934          (38,821)         (56,239)
                                                                          --------------------------------------------------
            Net cash used in operating activities                              (1,485,971)      (2,726,842)      (4,704,941)
                                                                          --------------------------------------------------
INVESTING:
  Property and equipment additions                                                 (8,867)          (9,240)         (16,404)
  Proceeds from sale of property and equipment                                        400              800           20,024
  Increase in notes receivable                                                   (200,000)            -                -
  Decrease in other assets                                                           -                -              44,011
                                                                          --------------------------------------------------
          Net cash (used in) provided by investing activities                    (208,467)          (8,440)          47,631
                                                                          --------------------------------------------------
FINANCING:
  Proceeds from issuance of common and preferred stock, net                          -                -           1,025,020
  Borrowings from directors                                                     1,170,000        2,736,500        1,171,000
  Proceeds from line of credit                                                    500,000             -           2,000,000
                                                                          --------------------------------------------------
            Net cash provided by financing activities                           1,670,000        2,736,500        4,196,020
                                                                          --------------------------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH  EQUIVALENTS                             (24,438)           1,218         (461,290)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     29,449           28,231          489,521
                                                                          --------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                          $ 5,011         $ 29,449         $ 28,231
                                                                          --------------------------------------------------

Supplemental disclosures of non-cash information:
  Fair value of stock purchase warrants issued in conjunction with guarantees by certain board members of borrowings on the line
    of credit                                                                        -            $ 35,735        $ 475,000
                                                                          ==================================================
Dividends declared on Series C Convertible Preferred Stock                       $ 90,000         $ 90,000         $ 67,500
                                                                          ==================================================
Value of beneficial conversion feature on Class C Convertible
   Preferred Stock recognized as a dividend                                          -                -           $ 550,000
                                                                          ==================================================

See notes to consolidated financial statements.

PATIENT INFOSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization - Patient Infosystems, Inc. (the "Company") designs and develops health care information systems and services to manage, collect and analyze patient-related information to improve patient compliance with prescribed treatment protocols. Through its various patient compliance programs for disease state management, the Company provides important benefits for the patient, the health care provider and the payor.

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Patient Infosystems Canada, Inc., which ceased operations in January 2001. Significant intercompany transactions and balances have been eliminated in consolidation.

     Going Concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss for 2002 of $2,224,361 and had negative working capital of $6,135,451 and a stockholders' deficit of $8,670,239 at December 31, 2002. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

     Management is currently assessing an acquisition of a business and the Company's operating structure for the purpose of reducing ongoing expenses, increasing sources of revenue and is negotiating the terms of additional debt or equity financing. In addition, recent successes in outcomes from disease management programs are being leveraged in an attempt to increase revenues from sales.

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

     Development Contracts - The Company's long-term program development contracts require payment from the customer at the time that the contract is executed. Development contract revenue is recognized on a percentage of completion basis, in accordance with the ratio of total development cost incurred to the estimated total development costs for the entire project. Losses, if any, are recognized in full as identified. The Company's program enhancements are short-term in nature and therefore, revenue is recognized upon delivery of the enhancement.

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

     The Company operates in only one business segment and its current contracts are concentrated in a small number of customers, consequently, the loss of any one of its customers could have a material adverse effect on the Company and its operations. During the years ended December 31, 2002, 2001 and 2000, approximately $1,552,943 (66%), $955,931 (60%), and $1,030,139
     (48%) respectively, of the Company's revenues arose from contracts with two customers. One of these customers, which accounts for 50%, 34% and 17% of the Company's revenues for the years ended December 31, 2002, 2001 and 2000, respectively, terminated its service agreement with the Company effective January 1, 2003. At December 31, 2002 and 2001, accounts receivable included balances of $305,788 and $210,829, respectively, from contracts with these customers.

     Property and Equipment - Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 10 years.

     Asset Impairment - The Company regularly assesses all of its long lived assets for impairment and recognizes a loss when the carrying value of an asset exceeds its fair value. The Company determined that no impairment loss of long lived assets need be recognized for applicable assets in 2002, 2001 and 2000.

     Intangible Assets - Intangible assets represent a purchased software asset being used in the delivery of the Company's web based services that is being amortized over 4 years using the straight-line method.

     Research and Development - Research and development costs are expensed as incurred.

     Income Taxes - Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards.

     Net Loss Per Share - The calculations for the basic and diluted loss per share were based on loss available to common stockholders of $(2,314,361), $(4,555,305) and $(6,656,706) and a weighted average number of common shares outstanding of 10,956,024, 9,770,501 and 8,135,635 for the years ended December 31, 2002, 2001 and 2000 respectively. The computation of
     fully   diluted   loss  per  share   for  2002,   2001  and  2000  did  not
     include1,915,140, 2,037,540 and 2,126,880 shares of common stock, respectively, which consist of outstanding convertible preferred shares, options and warrants because the effect would be antidilutive due to the net loss in those years.

     Retirement  Plan - The Company has a retirement  plan that qualifies  under
     Section 401(k) of the Internal Revenue Code. This retirement plan allows eligible employees to contribute a portion of their income on a pretax basis to the plan, subject to the limitations specified under the Internal Revenue Code. The Company's annual contribution to the plan is at the discretion of the Board of Directors. The Company made no contributions to this plan in 2002, 2001 and 2000.

     New Accounting Pronouncements - New accounting pronouncements that became effective for the Company in 2002 did not have any material impact on the Company's consolidated financial statements, other than certain new disclosure requirements regarding options.

     Stock-Based Compensation - In 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This standard provides alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the standard also requires prominent disclosures in the Company's financial statements about the method of accounting used for stock-based employee compensation, and the effect of the method used when reporting financial statements.

     The Company accounts for stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation". As permitted by SFAS No. 123, the Company continues to measure compensation for such plans using the intrinsic value based method of accounting, prescribed by Accounting Principles Board ("APB"), Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the date of grant for awards consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:


                                                   2002                 2001                 2000
     Net loss attributable to common
     shareholders - as reported               $ (2,314,361)        $ (4,555,305)        $ (6,656,706)

     Net loss - pro forma                     $ (2,818,135)        $ (4,992,091)        $ (6,929,601)

     Net loss per share - basic
       and diluted - as reported                   $ (0.21)             $ (0.47)             $ (0.82)

     Net loss per share - basic
       and diluted - pro forma                     $ (0.26)             $ (0.51)             $ (0.85)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using an assumed risk-free interest rates of 3.63% for the year ended December 31, 2002, 4.71% for the year ended December 31, 2001 and 5.28% for the year ended December 31, 2000 and an expected life of 7 years. The assumed dividend yield was zero. The Company has used a volatility factor of 1.78 for the year ended December 31, 2002, 1.24 for the year ended December 31, 2001 and 1.33 for the year ended December 31, 2000. For purposes of pro forma disclosure, the estimated fair value of each option is amortized to expense over that option's vesting period.


2. PROPERTY AND EQUIPMENT

     Property and equipment are summarized as follows at December 31:

                                            2002                   2001
                                    ---------------------  ---------------------

     Computer software                         $ 665,286              $ 663,887
     Computer equipment                        1,168,446              1,160,978
     Telephone equipment                         362,887                362,887
     Leasehold improvements                       41,504                 41,504
     Office furniture and equipment              354,329                354,329
                                    --------------------------------------------
                                               2,592,452              2,583,585

     Less accumulated depreciation             2,306,705              2,085,113
                                    --------------------------------------------

     Property and equipment, net               $ 285,747              $ 498,472
                                    --------------------------------------------

3.       Debt

     Line of Credit - In December 1999, the Company established a credit facility for $1,500,000 guaranteed by Derace Schaffer and John Pappajohn, two directors of the Company. In consideration for their guarantees, the Company granted to Dr. Schaffer and Mr. Pappajohn warrants to purchase an aggregate of 375,000 shares of common stock for $1.5625 per share. In March 2000, the facility was increased by $1,000,000 under substantially the same terms and also guaranteed by the same Board members resulting in a total amount due of $2,500,000 as of December 31, 2001 and 2000. Additional warrants to purchase an aggregate of 250,000 shares of common stock for $2.325 per share, were granted to Dr. Schaffer and Mr. Pappajohn for their guarantee of this additional line of credit. The fair value of the warrants were recorded as debt issuance costs, which have been fully amortized as of March 31, 2001. The value ascribed to the warrants granted in 1999 and 2000 were calculated based on the application of the Black Scholes option pricing model which incorporates current stock price, expected stock price volatility, expected interest rates, and the expected holding period of the warrant.

     On March 28, 2001, the Company entered into an Amended and Restated Credit Agreement with Wells Fargo Bank, N.A., which extended the term of the Company's credit facility to March 31, 2002 under substantially the same terms. Dr. Schaffer and Mr. Pappajohn guaranteed this extension. In consideration for their guarantees, the Company re-priced 625,000 warrants previously granted in connection with prior guarantees to $0.05 per share, effective April 1, 2001. The fair value of these re-priced warrants was $35,735, which was recorded as a debt issuance cost and a corresponding increase to additional paid-in capital. The fair value of the re-priced warrants was determined using the Black Scholes option pricing model.

     On June 28, 2002, the Company and Wells Fargo agreed on an addendum to the Amended and Restated Credit Agreement that extends the credit facility by an additional $500,000, increasing the total credit to $3,000,000. Mr. Pappajohn and Dr. Schaffer also guaranteed the extended credit facility.

     On March, 28 2003 this line of credit was amended and is due and payable on January 2, 2004. Accordingly, the amount outstanding at December 31, 2002 is reported as a long-term liability in the accompanying consolidated balance sheets. Interest is due and payable at maturity at a floating rate based upon LIBOR plus 1.75% (effective LIBOR rate at December 23, 2002 was 1.4%). There is a commitment fee of 0.25% per annum on the average daily unused amount of the line of credit to be paid quarterly in arrears. The line of credit is secured by substantially all of the Company's assets.

     Borrowings from directors - In 2002, the Company borrowed $1,170,000 from Mr. Pappajohn, bringing the total borrowed from Mr. Pappajohn to $4,730,000. Proceeds from these loans were used to support the Company's operations. The interest rate on these loans is 9.5% per year. The Company has borrowed an additional $600,000 from Mr. Pappajohn subsequent to January 1, 2003. The interest on the loans after January 1, 2003 is 7.5%

     The Company did not borrow any additional amounts from Dr. Schaffer in 2002. The total borrowed from Dr. Schaffer is $347,500. Proceeds from these loans were used to support the Company's operations. The interest rate on this loan is 9.5% per year.

     The loans from Mr. Pappajohn and Dr. Schaffer are demand notes that total $5,077,500 as of December 31, 2002 and are secured by the assets of the Company.

     On June 6, 2001, the Company issued a total of 2,319,156 shares of unregistered common stock to Mr. Pappajohn and Dr. Schaffer as consideration for their continued financial support of the Company. Based upon recent trading of the Company's common stock at the time of issuance, the Company assigned a fair market value of $0.15 per share or a total of $347,873, to these unregistered shares and recognized this amount as an operating expense during the year ended December 31, 2001.

     On June 11, 2002, the board of directors of the Company approved the conversion of up to $4,642,500 in debt and $438,099 of accrued interest owed to Mr. Pappajohn and Dr. Schaffer into 36,289,993 shares of the Company's common stock using a value of $0.14 per common share. The average value of the Company's common stock based upon an average closing price for a period immediately before June 11, 2002 was $0.1354. As of December 31, 2002, the Company's Certificate of Incorporation authorizes the Company to issue up to 20,000,000 shares of common stock, 10,956,024 of which were issued and outstanding and 2,217,340 of which were reserved for issuance under outstanding options, warrants and upon conversion of outstanding convertible preferred stock. Giving effect to this debt conversion transaction will require an amendment to the Company's Certificate of Incorporation to authorize additional shares of common stock. Accordingly, this debt conversion transaction cannot occur unless and until the stockholders of the Company approve this amendment. A date for a meeting of the stockholders of the Company has not yet been established.

4. INCOME TAXES

     Income tax expense for the years ended December 31, 2002, 2001 and 2000 were: $0, $0 and $13,422, respectively. The 2000 amount represents state and local income taxes only and are included in general and administrative expenses in the accompanying consolidated statement of operations for 2000.

     Income tax expense for the years ended December 31 differed from the U.S. federal income tax rate of 34% as a result of the following:


                                                           2002             2001             2000

     Computed "expected" tax benefit                   $ (756,283)    $ (1,518,203)    $ (2,050,624)

     Change in the valuation allowance
         for deferred tax assets                          885,000        1,795,000        2,435,000

     State and local income taxes at statutory rates,
         net of federal income tax benefit               (133,462)        (267,918)        (372,069)

     Other, net                                             4,745           (8,879)           1,115
                                                     ------------------------------------------------

                                                             -         $     -            $  13,422
                                                     ------------------------------------------------

     The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities at December 31, are presented below.

   Deferred income tax assets:                                2002             2001
     Accounts receivable, principally due
       to allowance for doubtful accounts                    $ 22,000         $ 15,000
     Deferred revenue                                          63,000           49,000
     Compensation                                              40,000           31,000
     Net operating loss carryforwards                      12,698,000       11,975,000
     Tax credit carryforwards                                  75,000           75,000
     Amortization of intangibles                              112,000           37,000
     Other                                                     36,000             -
                                                     ----------------------------------
          Total gross deferred income tax assets           13,046,000       12,182,000

          Less valuation allowance                        (12,974,000)     (12,089,000)
                                                     ----------------------------------

          Net deferred income tax assets                       72,000           93,000
                                                     ----------------------------------

     Deferred income tax liabilities:

     Property and equipment, principally due to
       differences in depreciation and amortization           (42,000)         (68,000)
     Other                                                    (30,000)         (25,000)
                                                     ----------------------------------
          Total gross deferred income tax liability           (72,000)         (93,000)
                                                     ----------------------------------

          Net deferred income tax asset                     $    -           $    -
                                                     ----------------------------------

     Management of the Company has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets. The valuation allowance reduces deferred tax assets to zero, which represents management's best estimate of the amount of such deferred tax assets that more likely than not will be realized.

     At December 31, 2002 the Company has net operating loss carryforwards of approximately $31,790,000, which are available to offset future taxable income, if any, which begin to expire in 2010. The Company also has investment tax credit carryforwards for federal income tax purposes of approximately $75,000, which are available to reduce future federal income taxes, if any, which begin to expire in 2010.

5. PREFERRED STOCK

     On March 31, 2000, the Company completed a private placement of 100,000 shares of newly issued Series C 9% Cumulative Convertible Preferred Stock ("Series C Preferred Stock"), raising $1,000,000 in total proceeds. These shares can be converted at any time by the holder into common stock at a rate of 8 shares of common stock to 1 share of Series C Preferred Stock. Each share of Series C Preferred Stock has voting rights equivalent to 8 shares of common stock.

     The fair market value of the Company's common stock at the time of issuance of Series C Preferred Stock was $1.9375 per share. The Series C Preferred Stock is convertible as a price equal to $1.25 per share of common stock resulting in a discount, or beneficial conversion feature, of $0.6875 per share. The incremental fair value of $550,000 for the 100,000 shares of Series C Preferred Stock issued is deemed to be the equivalent of a preferred stock dividend. The Company recorded the deemed dividend at the date of issuance by offsetting charges and credits to additional paid-in capital of $550,000, without any effect on total stockholders' equity. In addition, as of December 31, 2002, the Company has accrued $247,500 in dividends since inception, which was payable to the Series C stockholders.

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

     A summary of stock option activity follows:


                                                                    Outstanding        Weighted-Average
                                                                      Options           Exercise Price

     Options outstanding at December 31, 1999                           1,303,760           $ 1.39

     Options granted during the year ended December 31, 2000
       (weighted average fair value of $1.44)                             387,000           $ 1.44

     Options forfeited by holders during the year
       ended December 31, 2000                                           (808,880)          $ 1.78

     Options exercised during the year ended December 31, 2000           (180,000)          $ 0.14
                                                                 -----------------

     Options outstanding at December 31, 2000                             701,880           $ 1.28

     Options granted during the year ended December 31, 2001
       (weighted average fair value of $0.19)                             536,500           $ 0.19

     Options forfeited by holders during the year
       ended December 31, 2001                                            (40,840)          $ 1.83
                                                                 -----------------

     Options outstanding at December 31, 2001                           1,197,540           $ 0.77

     Options forfeited by holders during the year
       ended December 31, 2002                                            (82,400)          $ 0.86
                                                                 -----------------

     Options outstanding at December 31, 2002                           1,115,140           $ 0.76
                                                                 =================

     Options exercisable at December 31, 2002                             717,620           $ 0.64
                                                                 =================

     Options available for grant at December 31, 2002                     302,180
                                                                 =================

     The following table summarizes information concerning outstanding and exercisable options at December 31, 2002:


                                            Options Outstanding                  Options Exercisable
                              --------------------------------------------   --------------------------
                                                  Weighted
                                                   Average       Weighted                     Weighted
                                                  Remaining       Average                     Average
             Range of               Number       Contractual     Exercise       Number        Exercise
          Exercise Price         Outstanding         Life          Price     Exercisable       Price

           $.14 - $.99              790,100           6.90        $ .29        550,500        $ 0.28

          $1.00 - $1.99             107,040           5.43        $1.52         76,320        $ 1.45

          $2.00 - $2.75             218,000           6.52        $2.10         90,800        $ 2.12
                              --------------                              -------------

                                  1,115,140                                    717,620
                              ==============                              =============

7. COMMITMENTS

     The Company leases office space for its operating facilities under an operating lease agreement that expires at June 30, 2003. Rent expense under this operating lease for the years ended December 31, 2002, 2001 and 2000 was $95,508, $136,045 and $189,648 respectively.

     At December 31, 2002, future minimum lease payments under this lease totals $44,225



8. NOTES RECEIVABLE

     In December 2002, the Company loaned an entity $200,000, which it received from Mr. Pappajohn, secured by substantially all the assets of the entity. The note is due on demand with annual interest of 4.25%. During January 2003, the Company made additional loans of $300,000 to the entity under substantially the same terms. The Company and the entity have had ongoing business combination discussions since September 2002 based on an asset purchase agreement that was entered into at that time.

9. QUARTERLY RESULTS (UNAUDITED)

     The following is a summary of the unaudited interim results of operations by quarter:

                                                              First          Second          Third          Fourth
     --------------------------------------------------------------------------------------------------------------
     Year ended December 31, 2002:
     Revenues                                              $ 499,328       $ 542,716      $ 586,100       $ 727,533
     Gross margin                                             11,475          80,990        118,938         229,810
     Net loss                                              (661,521)       (556,519)      (474,147)       (532,174)
     Net loss attributable to common stockholders          (684,021)       (579,019)      (496,647)       (554,674)
     Net loss per common share                                (0.06)          (0.05)         (0.05)          (0.05)

     Year ended December 31, 2001:
     Revenues                                              $ 400,027       $ 357,967      $ 353,612       $ 474,837
     Gross margin                                          (307,265)       (255,450)      (223,288)        (47,705)
     Net loss                                            (1,215,893)     (1,337,559)    (1,221,361)       (690,492)
     Net loss attributable to common stockholders        (1,238,393)     (1,360,059)    (1,243,861)       (712,992)
     Net loss per common share                                (0.15)          (0.15)         (0.11)          (0.06)

                                                                  S-1

Schedule II
                                                          Patient InfoSystems, Inc.
                                                      Valuation and Qualifying Accounts
                                            For the Years Ended December 31, 2002, 2001 and 2000

                                           Balance at                                            Balance at
                                           Beginning                                               End of
                                            of Year         Additions        Deductions             Year
Allowance for Doubtful Accounts:  2002       $ 37,217        $ 59,117           $ 41,334             $ 55,000
                                  2001       $ 48,122        $ 15,447           $ 26,352             $ 37,217
                                  2000       $ 50,000        $ 92,852           $ 94,730             $ 48,122

Deferred Tax Assets Valuation
  Allowance:                      2002   $ 12,089,000       $ 885,000               -            $ 12,974,000
                                  2001   $ 10,294,000     $ 1,795,000               -            $ 12,089,000
                                  2000    $ 7,859,000     $ 2,435,000               -            $ 10,294,000