Form 10QSB
period 2003-03-31
PATIENT INFOSYSTEMS INC
filed 2003-05-15
CIK 1017813

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10QSB



[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:             March 31, 2003
                                 -----------------------------------------------


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [ ]

     As of May 15, 2003, 10,956,024 of the Company's common stock, par value $0.01 per share, were outstanding.

     Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]


--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

PATIENT INFOSYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------

ASSETS                                                                                    March 31, 2003  December 31, 2002
                                                                                          --------------  -----------------
CURRENT ASSETS:
  Cash and cash equivalents                                                                      $ 84,087           $ 5,011
  Accounts receivable                                                                             353,270           441,216
  Notes receivable                                                                                500,000           200,000
  Prepaid expenses and other current assets                                                       103,185           105,827
                                                                                         -----------------------------------
        Total current assets                                                                    1,040,542           752,054

Property and equipment, net                                                                       258,074           285,747

Intangible assets (net of accumulated amortization of $479,151 and $443,258)                      143,572           179,465
                                                                                         -----------------------------------

TOTAL ASSETS                                                                                  $ 1,442,188       $ 1,217,266
                                                                                         ===================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                                                              $ 333,555         $ 379,004
  Accrued salaries and wages                                                                      287,314           208,752
  Borrowings from directors                                                                     5,677,500         5,077,500
  Line of credit                                                                                3,000,000         3,000,000
  Accrued expenses                                                                                365,296           351,621
  Accrued interest                                                                                828,694           713,554
  Deferred revenue                                                                                125,274           157,074
                                                                                         -----------------------------------
        Total current liabilities                                                              10,617,633         9,887,505
                                                                                         -----------------------------------

STOCKHOLDERS' DEFICIT:
  Preferred stock - $.01 par value:  shares authorized: 5,000,000
    Series C, 9% cumulative, convertible
      issued and outstanding - 100,000                                                              1,000             1,000
  Common stock - $.01 par value:  shares authorized:
     20,000,000; issued and outstanding - 10,956,024                                              109,560           109,560
  Additional paid-in capital                                                                   24,132,153        24,132,153
  Accumulated deficit                                                                        (33,418,158)      (32,912,952)
                                                                                         -----------------------------------
        Total stockholders' deficit                                                           (9,175,445)       (8,670,239)
                                                                                         -----------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                   $ 1,442,188       $ 1,217,266
                                                                                         ===================================

See notes to unaudited consolidated financial statements.

PATIENT INFOSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------------------------------------------------------------------

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                              2003                 2002
                                                                              ----                 ----

REVENUES
  Operations Fees                                                                $ 575,803            $ 459,371
  Consulting Fees                                                                  369,996               29,537
  License Fees                                                                       1,880               10,420
                                                                      ------------------------------------------

       Total revenues                                                              947,679              499,328
                                                                      ------------------------------------------

COSTS AND EXPENSES
  Cost of sales                                                                    761,602              487,853
  Sales and marketing                                                              242,603              178,375
  General and administrative                                                       275,469              350,136
  Research and development                                                          31,758               23,850
                                                                      ------------------------------------------

        Total costs and expenses                                                 1,311,432            1,040,214

OPERATING LOSS                                                                   (363,753)            (540,886)

OTHER EXPENSE                                                                    (141,453)            (120,635)
                                                                      ------------------------------------------

NET LOSS                                                                         (505,206)            (661,521)

CONVERTIBLE PREFERRED STOCK DIVIDENDS                                             (22,500)             (22,500)
                                                                      ------------------------------------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                                   $ (527,706)          $ (684,021)
                                                                      ==========================================

NET LOSS PER SHARE - BASIC AND DILUTED                                            $ (0.05)             $ (0.06)
                                                                      ==========================================

WEIGHTED AVERAGE COMMON  SHARES                                                 10,956,024           10,956,024
                                                                      ==========================================

See notes to unaudited consolidated financial statements.

PATIENT INFOSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------
                                                                                         Three Months        Three Months
                                                                                             Ended               Ended
                                                                                        March 31, 2003      March 31, 2002

OPERATING ACTIVITIES:
  Net loss                                                                                    $ (505,206)         $ (661,521)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                                                82,138             109,701
      Gain on sale of property                                                                       -                  (400)
      Decrease in accounts receivable, net                                                         87,946              12,780
      Decrease in prepaid insurance, expenses and other current assets                              2,642              10,003
      Increase (decrease) in accounts payable                                                      12,601            (14,422)
      Increase in accrued salaries and wages                                                       78,562              46,703
      Increase in accrued expenses                                                                 70,765             112,439
      Decrease in deferred revenue                                                               (31,800)            (13,388)
                                                                                      ----------------------------------------

            Net cash used in operating activities                                               (202,352)           (398,105)

INVESTING ACTIVITIES:
  Increase in notes receivable                                                                  (300,000)               -
  Property and equipment additions                                                               (18,572)             (1,414)
  Proceeds form the sale of property                                                                -                    400
                                                                                      ----------------------------------------

          Net cash used in investing activities                                                 (318,572)             (1,014)

FINANCING ACTIVITIES:
  Borrowing from directors                                                                        600,000             416,000
                                                                                      ----------------------------------------

            Net cash provided by financing activities                                             600,000             416,000

NET INCREASE IN CASH AND CASH  EQUIVALENTS                                                         79,076              16,881

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                    5,011              29,449
                                                                                      ----------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                       $ 84,087            $ 46,330
                                                                                      ========================================

Supplemental disclosures of non-cash information
  Dividend declared on Class C Convertible Preferred Stock                                       $ 22,500            $ 22,500
                                                                                      ========================================

See notes to unaudited consolidated financial statements.

PATIENT INFOSYSTEMS, INC.


Notes to Unaudited Consolidated Financial Statements for the period ended March 31, 2003

1. The accompanying consolidated financial statements for the three month periods ended March 31, 2003 and March 31, 2002 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Certain reclassifications of 2002 amounts have been made to conform to 2003 presentations. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results for the entire year ending December 31, 2003.

2. On March 28, 2003, the Company entered into an Amended and Restated Credit Agreement with Wells Fargo Bank Iowa, N.A., which extended the term of the $3,000,000 credit facility to January 2, 2004, under substantially the same terms. Certain directors of the Company guaranteed this extension.

3. The Company borrowed $600,000 for working capital from Mr. Pappajohn during the three month period ended March 31, 2003. From March 31, 2003 through May 15, 2003, the Company borrowed an additional $50,000 from Mr. Pappajohn. The Company repaid $500,000 to Mr. Pappajohn on April 10, 2003. As of May 15, 2003 a total of $5,227,500 has been borrowed from Mr. Pappajohn and Dr. Schaffer, all of which is secured by the assets of the Company.

     On March 28, 2003, Mr. Pappajohn and Dr. Schaffer signed a letter to the Company in which they made a commitment to obtain the operating funds that the Company believes would be sufficient to fund its operations through December 31, 2003. There can be no assurances given that Mr. Pappajohn or Dr. Schaffer can raise either the required working capital through the sale of the Company's securities or that the Company can borrow the additional amounts needed.

     On April 10, 2003, Patient Infosystems entered into a Note and Stock Purchase Agreement (the "Note and Stock Purchase Agreement") with certain investors (the "Investors"), including Mr. Pappajohn, a member of the Board of Directors of Patient Infosystems, pursuant to which the Investors agreed to loan to Patient Infosystems an aggregate of up to $2.5 million, $500,000 of which replaces notes payable to Mr. Pappajohn, which were outstanding at March 31, 2003. The notes bear interest at a rate equal to the prime rate plus 3% per annum and mature on September 30, 2003. In consideration for the loans, Patient Infosystems signed a series of promissory notes and issued 198,128 shares of Series D 9% Cumulative Preferred Stock ("Series D Preferred Stock") to the Investors. The 198,128 shares of Series D Preferred Stock are convertible into up to 23,775,360 shares of common stock of Patient Infosystems, subject to the approval by the stockholders of Patient Infosystems of an amendment to the Certificate of Incorporation, authorizing an increase in the number of outstanding shares of common stock of Patient Infosystems necessary to provide for the issuance of common stock upon conversion of such shares. Holders of the Series D Preferred Stock have the right to elect two members of the Patient Infosystems Board of Directors. Upon closing of the private placement of a minimum of $4 million in value of additional shares of Series D Preferred Stock, after the closing of the acquisition of ACS, as contemplated by the Asset Purchase Agreement, any notes issued pursuant to the Note and Stock Purchase Agreement are be convertible into Series D Preferred Stock. The purpose of the loan from the Investors is to provide funds to Patient Infosystems for it to loan to ACS in order to provide working capital for the operations of ACS.

     Simultaneously with the closing of the Note and Stock Purchase Agreement, Patient Infosystems and ACS entered into a Credit Agreement (the "Credit Agreement") pursuant to which Patient Infosystems agreed to loan to ACS up to an aggregate of $2.25 million to ACS secured by all of the assets of ACS. Patient Infosystems received a warrant to purchase 15,200 shares of common stock of ACS, exercisable only if the Asset Purchase Agreement with ACS is terminated. Additional warrants to purchase ACS common stock may be issued depending on the total amount of funds it borrows from Patient Infosystems under the Credit Agreement.

4. The calculations for the basic and diluted loss per share were based upon loss attributable to common stockholders of $527,706 and $684,021 and a weighted average number of common shares outstanding of 10,956,024 for both three month periods ended March 31, 2003 and 2002 respectively. Options to purchase shares of common stock were outstanding but not included in the computation of diluted loss per share for the three month periods ended March 31, 2003 and 2002 because the effect would have been antidilutive due to the net loss in those periods.

5. The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited consolidated financial statements, the Company incurred a net loss for the three month period ended March 31, 2003 of $527,706 and had an accumulated deficit of $33,418,158 at March 31, 2003. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Management's discussion and analysis provides a review of the Company's operating results for the three month period ended March 31, 2003 as compared to the three month period ended March 31, 2002 and it's a review of the Company's financial condition at March 31, 2003 as compared to March 31, 2002. The focus of this review is on the underlying business reasons for significant changes and trends affecting the revenues, net earnings and financial condition of the Company. This review should be read in conjunction with the accompanying unaudited consolidated financial statements.

     In an effort to give investors a well-rounded view of the Company's current condition and future opportunities, this Quarterly Report on Form 10-Q includes forecasts by the Company's management about future performance and results. Because they are forward-looking, these forecasts involve uncertainties. These uncertainties include the Company's ability to continue its operations as a result of, among other things, continuing losses, working capital short falls, uncertainties with respect to sources of capital, risks of market acceptance of or preference for the Company's systems and services, competitive forces, the impact of, changes in government regulations, general economic factors in the healthcare industry and other factors discussed in the Company's filings with the Securities and Exchange Commission including the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     On September 23, 2002, Patient Infosystems signed an agreement to acquire substantially all the assets of American Care Source (ACS), headquartered in Dallas, Texas. This Asset Purchase Agreement was amended and restated on April 10, 2003 (hereinafter, the amended and restated Asset Purchase Agreement is referred to as the "Asset Purchase Agreement"). ACS is an ancillary healthcare benefits management company. It provides a bridge connecting healthcare payers and the providers of ancillary healthcare services. Ancillary healthcare services include a broad array of services that supplement or support the care provided by hospitals and physicians, including the non-physician services associated with outpatient surgery centers, free-standing diagnostic imaging centers, home infusion, durable medical equipment, orthotics and prosthetics, laboratory and many other services. These ancillary services are provided to patients as benefits under group health plans and workers' compensation plans. ACS manages the administration of these ancillary healthcare benefits.

     Under the terms of the Asset Purchase Agreement, Patient Infosystems will acquire the assets of ACS in exchange for shares of common stock of Patient Infosystems equal to approximately thirty percent (30%)of the outstanding common stock of Patient Infosystems. The Asset Purchase Agreement provides for closing the anticipated transaction, subject to the satisfaction of certain conditions, no later than November 30, 2003. The agreement contains various conditions to closing, some of which may not be satisfied. Therefore completion of the transaction cannot be assured until closing. Among the conditions to closing are the following:

o the approval of the stockholders of Patient Infosystems of certain amendments to its Certificate of Incorporation;

o the execution by certain shareholders of ACS and Patient Infosystems of a Shareholders' Agreement providing for the voting of shares of Patient Infosystems in favor of the election of certain individuals to the board of directors of Patient Infosystems;

o the execution of agreements by John Pappajohn and Derace Schaffer to hold all indebtedness of Patient Infosystems in abeyance until September 30, 2004;

o written documentation that the bank debt of Patient Infosystems to Wells Fargo Bank has been renegotiated so as to provide a grace and forbearance period until December 31, 2003, before any principal payments are required and that John Pappajohn and Derace Schaffer will remain guarantors of such bank debt if required by Wells Fargo Bank;

o    the  private   placement  of  additional   equity   securities  of  Patient
     Infosystems;

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

o by either Patient Infosystems or ACS if the other party fails to perform timely, in all material aspects the covenants and obligations that it is required to perform under Asset Purchase Agreement and such party does not obtain in writing a waiver of such performances, or

o by either Patient Infosystems or ACS if the closing of the acquisition does not occur by August 31, 2003, or November 30, 2003 if the Closing does not occur prior to August 31, 2003 because the SEC has determined to review the proxy statement filed by Patient Infosystems in connection with the solicitation of the approval of the transaction by the stockholders of Patient Infosystems.

Results of Operations

     Revenues

     Revenues consist of revenues from operations, development fees and licensing fees. Revenues increased to $947,679 from $499,328 during the three months ended March 31, 2003 and 2002, respectively, or 89.8%.

                                                      Three Months Ended
                                                           March 31,
Revenues                                              2003           2002
--------                                              ----           ----
Operations Fees
  Disease Management and Compliance                   $ 287,632      $ 231,078
  Surveys                                                32,145         48,465
  Demand Management                                     229,530        164,740
  Consulting                                            369,996         29,537
                                                 ------------------------------
Total Operations Fees                                   919,303        473,820

  Development Fees                                       26,496         15,088
  Licensing Fees                                          1,880         10,420
                                                 ------------------------------
Total Revenues                                        $ 947,679      $ 499,328
                                                 ------------------------------


     Operations fee revenues are generated as the Company provides services to its customers. Operations fee revenues increased to $919,303 from $473,820 during the three months ended March 31, 2003 and 2002, respectively. Operations fee revenues continue to be the primary source of revenue for the Company. Operations revenues increased because the Company began providing services to new customers and because its volume of services to existing customers increased.

     The Company has established relationships with several new customers and entered into a joint marketing relationship with one of its strategic partners. While the Company is now receiving increased revenues from these relationships, no assurances can be given that such revenues will increase or continue at their current rate. The Company has identified other possible new customers, but there can be no assurance that such prospects will contribute revenue in the near term, or at all.

     The Company's consulting revenue was primarily attributable to assistance provided to organizations for the development of clinical registries used to increase effective management of patients with chronic disease. Patient Infosystems is supporting the development, including project management and implementation, of a patient registry for federally qualified health centers, through a national initiative known as the Health Disparities Collaboratives. Patient Infosystems participates in this project as a subcontractor of the Institute for Healthcare Improvement. While the Company anticipates that it will continue to provide these and other consulting services, no assurances can be given that the Company will continue to provide these services at the current levels, or at all, and revenue recognized during the three month period ended March 31, 2003 is not necessarily indicative of the results for the entire year ending December 31, 2003

     Development fee revenues were $26,496 and $15,088 for the three month periods ended March 31, 2003 and 2002, respectively. The Company received development revenues from a variety of customers for creation of, or modification to, specific programs. The Company has completed substantially all services under these agreements and is primarily receiving development fee revenues in connection with the enhancement of its existing programs. Development fee revenues include clinical, technical and operational design or modification of the Company's primary disease management programs. The Company anticipates that revenue from development fees will continue to be low unless the Company enters into new development agreements.

     License fee revenues recognized from the Case Management Support System were $10,420 and $1,880 for the three month periods ended March 31, 2002 and 2003, respectively. The Company has not entered into any new licensing agreements for its Case Management Support System and the revenue for the current period reflects revenue generated exclusively from the existing agreements.

     Costs and Expenses

     Cost of sales includes salaries and related benefits, services provided by third parties, and other expenses associated with the implementation and delivery of the Company's standard and customized population, demand and disease management programs. Cost of sales for the three months ended March 31, 2003 was $761,602 as compared to $487,853 for the three months ended March 31, 2002. The increase in these costs was primarily the result of increased operational activity. The Company's gross margin, being total revenues over cost of sales, was positive for the three month period ended March 31, 2003. The Company anticipates that revenue must increase for it to recognize economies of scale adequate to improve its margins. No assurance can be given that revenues will increase or that, if they do, they will continue to exceed costs and expenses.

     Sales and marketing expenses consist primarily of salaries, related benefits, travel costs, sales materials and other marketing related expenses. Sales and marketing expenses for the three months ended March 31, 2003 were $242,603 as compared to $178,375 for the three months ended March 31, 2002. Spending in this area has increased due to an increase in sales activity, including: trade show participation, travel and commissions. The Company anticipates expansion of the Company's sales and marketing staff and expects it will continue to invest in the sales and marketing process, and that such expenses related to sales and marketing may increase in future periods.

     General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operating expenses of the Company. General and administrative expenses for the three months ended March 31, 2003 were $275,469, as compared to $350,136 for the three months ended March 31, 2002. These expenditures have been incurred to maintain the corporate infrastructure necessary to support anticipated program operations. The decrease in these costs during the three months ended March 31, 2003 was primarily due to the allocation of a portion of staff costs to cost of sales related to consulting revenue.

     Research and development expenses consist primarily of salaries and related benefits and administrative costs associated with the development of certain components of the Company's integrated information capture and delivery system, as well as development of the Company's standardized disease management programs and the Company's Internet based technology products. Research and development expenses for the three months ended March 31, 2003 were $31,758, as compared to $23,850 for the three months ended March 31, 2002.

     The Company recorded other expenses of $141,453 for the three month period ended March 31, 2003 as compared to $120,635 for the three month period ended March 31, 2002, principally due to the increase of interest expense on debt.

     Income (loss)

     The Company had a net loss attributable to the common shareholders after preferred stock dividends, of $527,706 for the three month period ended March 31, 2003 compared to $684,021 for the three month period ended March 31, 2002. This represents a net loss per common share of $.05 for the first quarter of 2003, as compared to a net loss of $.06 per common share in the first quarter of 2002.

     Liquidity and Capital Resources

     At March 31, 2003, the Company had a working capital deficit of $9,577,091 as compared to $6,135,451 at December 31, 2002. Through March 31, 2003, these amounts reflect the effects of the Company's continuing losses as well as increased borrowings, $3,000,000 of which was considered to be a long-term liability at December 31, 2002 but is classified as a current liability at March 31, 2003. Since its inception, the Company has primarily funded its operations, working capital needs and capital expenditures from the sale of equity securities or the incurrence of debt.

     On March 28, 2003, the Company entered into an Amended and Restated Credit Agreement with Wells Fargo Bank Iowa, N.A., which extended the term of the Company's $3,000,000 credit facility to March 31, 2003, under substantially the same terms. Certain directors of the Company guaranteed this extension.

     The Company borrowed $600,000 for working capital from Mr. Pappajohn during the three month period ended March 31, 2003. From March 31, 2003 through May 15, 2003, the Company borrowed an additional $50,000 from Mr. Pappajohn. The Company repaid $500,000 to Mr. Pappajohn on April 10, 2003. As of May 15, 2003 a total of $5,227,500 has been borrowed from Mr. Pappajohn and Dr. Schaffer, all of which is secured by the assets of the Company.

     On March 28, 2003, Mr. Pappajohn and Dr. Schaffer signed a letter to the Company in which they made a commitment to obtain the operating funds that the Company believes would be sufficient to fund its operations through December 31, 2003. There can be no assurances given that Mr. Pappajohn or Dr. Schaffer can raise either the required working capital through the sale of the Company's securities or that the Company can borrow the additional amounts needed.

     On April 10, 2003, Patient Infosystems entered into a Note and Stock Purchase Agreement (the "Note and Stock Purchase Agreement") with certain investors (the "Investors"), including Mr. Pappajohn, a member of the Board of Directors of Patient Infosystems, pursuant to which the Investors agreed to loan to Patient Infosystems an aggregate of up to $2.5 million, $500,000 of which replaces notes payable to Mr. Pappajohn, which were outstanding at March 31, 2003. The notes bear interest at a rate equal to the prime rate plus 3% per annum and mature on September 30, 2003. In consideration for the loans, Patient Infosystems signed a series of promissory notes and issued 198,128 shares of Series D 9% Cumulative Preferred Stock ("Series D Preferred Stock") to the Investors. The 198,128 shares of Series D Preferred Stock are convertible into up to 23,775,360 shares of common stock of Patient Infosystems, subject to the approval by the stockholders of Patient Infosystems of an amendment to the Certificate of Incorporation, authorizing an increase in the number of outstanding shares of common stock of Patient Infosystems necessary to provide for the issuance of common stock upon conversion of such shares. Holders of the Series D Preferred Stock have the right to elect two members of the Patient Infosystems Board of Directors. Upon closing of the private placement of a minimum of $4 million in value of additional shares of Series D Preferred Stock, after the closing of the acquisition of ACS, as contemplated by the Asset Purchase Agreement, any notes issued pursuant to the Note and Stock Purchase Agreement are be convertible into Series D Preferred Stock. The purpose of the loan from the Investors is to provide funds to Patient Infosystems for it to loan to ACS in order to provide working capital for the operations of ACS.

     Simultaneously with the closing of the Note and Stock Purchase Agreement, Patient Infosystems and ACS entered into a Credit Agreement (the "Credit Agreement") pursuant to which Patient Infosystems agreed to loan to ACS up to an aggregate of $2.25 million to ACS secured by all of the assets of ACS. Patient Infosystems received a warrant to purchase 15,200 shares of common stock of ACS, exercisable only if the Asset Purchase Agreement with ACS is terminated. Additional warrants to purchase ACS common stock may be issued depending on the total amount of funds it borrows from Patient Infosystems under the Credit Agreement.

     The Company has expended substantial funds to expand its operational capabilities and strengthen its infrastructure, which at the same time has increased its administrative and technical costs. In addition, the Company's cash has been steadily depleted as a result of operating losses. The Company anticipates that its losses will continue and, but for the continuing loans from Mr. Pappajohn, the Company has no available cash to continue operations. Accordingly, the Company has been required to seek cash to maintain its operations. The Company is continuing its efforts to raise additional funds privately, which may involve the sale of convertible preferred stock or further debt securities. No assurance can be given that the Company will successfully raise the necessary funds. Any additional financing, which includes the issuance of additional securities of the Company, may be dilutive to the Company's existing stockholders. If the Company is unable to raise additional funds, it will be required to cease operations.


     Inflation

     Inflation did not have a significant impact on the Company's costs during the three month periods ended March 31, 2003 and March 31, 2002. The Company continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

     Forward Looking Statements

     When used in this and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result," "expects," "plans," "will continue," "is anticipated," "estimated," "project," or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These uncertainties include the Company's ability to continue its operations as a result of, among other things, continuing losses, working capital short falls, uncertainties with respect to sources of capital, risks of market acceptance of or preference for the Company's systems and services, competitive forces, the impact of, changes in government regulations, general economic factors in the healthcare industry and other factors discussed in the Company's filings with the Securities and Exchange Commission including the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The Company has no obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Item 3.  Controls and Procedures.

     Within 90 days prior to the filing date of this report, our Chief Executive Officer and Chief Financial Officer have each conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in our SEC reports. In addition, our Chief Executive Officer and Chief Financial Officer have each reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

     Borrowing from directors

     As more fully described above under the caption "Liquidity and Capital Resources", Patient Infosystems entered into a Note and Stock Purchase Agreement with certain investors (the "Investors"), including Mr. Pappajohn, a member of the Board of Directors of Patient Infosystems, pursuant to which the Investors agreed to loan to Patient Infosystems an aggregate of up to $2.5 million. In consideration for the loans, Patient Infosystems signed a series of promissory notes and issued 198,128 shares of Series D 9% Cumulative Preferred Stock to the Investors. The notes bear interest at a rate equal to the prime rate plus 3% per annum and mature on September 30, 2003. The 198,128 shares of Series D Preferred Stock are convertible into up to 23,775,360 shares of common stock of Patient Infosystems, subject to the approval by the stockholders of Patient Infosystems of an amendment to the Certificate of Incorporation, authorizing an increase in the number of outstanding shares of common stock of Patient Infosystems necessary to provide for the issuance of common stock upon conversion of such shares. Holders of the Series D Preferred Stock have the right to elect two members of the Patient Infosystems Board of Directors. Upon closing of the private placement of a minimum of $4 million in value of additional shares of Series D Preferred Stock, after the closing of the acquisition of ACS, as contemplated by the Asset Purchase Agreement, any notes issued pursuant to the Note and Stock Purchase Agreement are convertible into Series D Preferred Stock. The purpose of the loan from the Investors is to provide funds to Patient Infosystems for it to loan to ACS in order to working capital for the operations of ACS. The promissory notes and Series D Preferred Stock were issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as a transaction not involving a public offering.


Item 6.  Exhibits and Reports on Form 8-K


Exhibits:

(a)

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

4.3 ^ Certificate of Designations, Powers, Preferences and Relative, Participating, Optional or Other Special Rights, and the Qualifications, Limitations Thereof of the Series D Preferred Stock of Patient Infosystems, Inc.

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

10.55 ## Agreement for Purchase and Sale of Assets dated as of September 23, 2002 between Patient Infosystems and American CareSource Corporation.

10.56 ###         Tenth Addendum to Lease Agreement dated as of June 24, 2002 between Patient Infosystems and Conifer Prince Street
                  Associates.

10.57 ###         Eleventh Addendum to Lease Agreement dated as of December 30,
                  2002 between Patient Infosystems and Conifer Prince Street
                  Associates.

10.58 ###         Letter of Agreement dated as of March 28, 2003 between Patient
                  Infosystems, John Pappajohn and Derace Schaffer.

10.59 ###         Second Addendum to Second Amended and Restated Credit
                  Agreement dated as of March 28, 2003 between Patient
                  Infosystems and Wells Fargo Bank, National Association.

10.60 ###         Modification Agreement dated as of March 28, 2003 between
                  Patient Infosystems and Wells Fargo Bank, National
                  Association.

10.61 ^ Amended and Restated Agreement for the Purchase and Sale of Assets among Patient Infosystems, Inc., American Caresource Corporation, formerly known as Health Data Solutions, and the Stockholders Signatory hereto, dated April 10, 2003.

10.62 ^ Note and Stock Purchase Agreement between Patient Infosystems, Inc. and a group of investors, dated April 10, 2003.

10.63 ^ Patient Infosystems, Inc. Series D Convertible Preferred Stock Registration Right Agreement dated April 10, 2003.

10.64 ^ Credit Agreement between American Caresource and Patient Infosystems, Inc. dated April 10, 2003.

11                Statements of Computation of Per Share Earnings.

21.1 ***          Subsidiaries.

23.1 ### Consent of Deloitte & Touche LLP.

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

### Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed on March 31, 2003 and incorporated herein by reference.

^ Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on April 23, 2003 and incorporated herein by reference.

(b)
         No reports on Form 8-K were filed during the quarter ended March 31,
2003

     On April 17, 2003, the Company filed a current report on Form 8-K reporting that the Company submitted to the Securities and Exchange Commission a press release announcing the financial results for the fiscal year ended December 31, 2002.

     On April 23, 2003, the Company filed a current report on Form 8-K reporting that the Company submitted to the Securities and Exchange Commission announcing that the Company entered into an Amended and Restated Agreement for the Purchase and Sale of Assets among Patient Infosystems, Inc., American Caresource Corporation.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             PATIENT INFOSYSTEMS, INC.


Date: May 15, 2003            By:      /s/Kent A. Tapper
      ------------------               -----------------------------------
                              Name:    Kent A. Tapper
                                       -----------------------------------
                              Title:   Principal Accounting Officer
                                       -----------------------------------


Date: May 15, 2003                  /s/Roger L. Chaufournier
      ------------------      --------------------------------------------
                                       Roger L. Chaufournier
                                       Director, President and
                                       Chief Executive Officer

Date: May 15, 2003                  /s/Kent A. Tapper
      ------------------      --------------------------------------------
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

Dated: May 15, 2003               By:       /s/Roger L. Chaufournier
       ------------                         -----------------------------------
                                            Roger L. Chaufournier
                                            Chief Executive Officer
                                            Principal Executive Officer

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

Dated: May 15, 2003               By:       /s/Kent A. Tapper
       ------------                         -----------------------------------
                                            Kent A. Tapper
                                            Vice President
                                            Principal Accounting Officer

Exhibit 11.       Statement of Computation of Per Share Earnings

PATIENT INFOSYSTEMS, INC.

                                                       Three Months Ended
                                                            March 31,
                                                      2003             2002
                                                      ----             ----

Net loss                                           $ (505,206)      $ (661,521)

Convertible Preferred Stock dividends                 (22,500)         (22,500)

Net loss attributable to
     Common Stockholders                           $ (527,706)      $ (684,021)

Weighted average common shares                     10,956,024       10,956,024
                                                   -----------      ----------

Net loss per share - Basic and diluted                $ (0.05)        $ (0.06)
                                                      ========        ========