Form 10QSB/A
period 2003-03-31
PATIENT INFOSYSTEMS INC
filed 2003-05-16
CIK 1017813

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10QSB/A



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

Explanatory Note

     This Form 10-QSB/A is filed by Patient Infosystems, Inc. (the "Company") to supercede and replace in its entirety a Form 10-QSB filed on May 15, 2003. Investors should not rely upon the Company's prior Form 10-QSB filed on May 15, 2003 or the information contained therein.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

PATIENT INFOSYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------

ASSETS                                                                                    March 31, 2003  December 31, 2002
                                                                                          --------------  -----------------
CURRENT ASSETS:
  Cash and cash equivalents                                                                      $ 84,087           $ 5,011
  Accounts receivable                                                                             353,270           441,216
  Notes receivable                                                                                500,000           200,000
  Prepaid expenses and other current assets                                                       103,185           105,827
                                                                                         -----------------------------------
        Total current assets                                                                    1,040,542           752,054

Property and equipment, net                                                                       258,074           285,747

Intangible assets (net of accumulated amortization of $479,151 and $443,258)                      143,572           179,465
                                                                                         -----------------------------------

TOTAL ASSETS                                                                                  $ 1,442,188       $ 1,217,266
                                                                                         ===================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                                                              $ 333,555         $ 379,004
  Accrued salaries and wages                                                                      287,314           208,752
  Borrowings from directors                                                                     5,677,500         5,077,500
  Line of credit                                                                                3,000,000                 -
  Accrued expenses                                                                                387,796           351,621
  Accrued interest                                                                                828,694           713,554
  Deferred revenue                                                                                125,274           157,074
                                                                                         -----------------------------------
        Total current liabilities                                                              10,640,133         6,887,505
                                                                                         -----------------------------------

LINE OF CREDIT                                                                                                    3,000,000

STOCKHOLDERS' DEFICIT:
  Preferred stock - $.01 par value:  shares authorized: 5,000,000
    Series C, 9% cumulative, convertible
      issued and outstanding - 100,000                                                              1,000             1,000
  Common stock - $.01 par value:  shares authorized:
     20,000,000; issued and outstanding - 10,956,024                                              109,560           109,560
  Additional paid-in capital                                                                   24,109,653        24,132,153
  Accumulated deficit                                                                        (33,418,158)      (32,912,952)
                                                                                         -----------------------------------
        Total stockholders' deficit                                                           (9,175,445)       (8,670,239)
                                                                                         -----------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                   $ 1,442,188       $ 1,217,266
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
                                                                                             Ended               Ended
                                                                                        March 31, 2003      March 31, 2002

OPERATING ACTIVITIES:
  Net loss                                                                                    $ (505,206)         $ (661,521)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                                                82,138             109,701
      Gain on sale of property                                                                          -               (400)
      Decrease in accounts receivable, net                                                         87,946              12,780
      Decrease in prepaid insurance, expenses and other current assets                              2,642              10,003
      (Decrease) in accounts payable                                                             (45,449)            (14,422)
      Increase in accrued salaries and wages                                                       78,562              46,703
      Increase in accrued expenses                                                                128,815             112,439
      Decrease in deferred revenue                                                               (31,800)            (13,388)
                                                                                      ----------------------------------------
            Net cash used in operating activities                                               (202,352)           (398,105)

INVESTING ACTIVITIES:
  Increase in notes receivable                                                                  (300,000)                   -
  Property and equipment additions                                                               (18,572)             (1,414)
  Proceeds form the sale of property                                                                    -                 400
                                                                                      ----------------------------------------
          Net cash used in investing activities                                                 (318,572)             (1,014)

FINANCING ACTIVITIES:
  Borrowing from directors                                                                        600,000             416,000
                                                                                      ----------------------------------------
            Net cash provided by financing activities                                             600,000             416,000

NET INCREASE IN CASH AND CASH  EQUIVALENTS                                                         79,076              16,881

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                    5,011              29,449
                                                                                      ----------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                       $ 84,087            $ 46,330
                                                                                      ========================================
Supplemental disclosures of non-cash information
  Dividend declared on Class C Convertible Preferred Stock                                       $ 22,500            $ 22,500
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

3. The Company borrowed $600,000 for working capital from Mr. Pappajohn during the three month period ended March 31, 2003. From March 31, 2003 through May 15, 2003, the Company borrowed an additional $50,000 from Mr. Pappajohn. The Company repaid $500,000 to Mr. Pappajohn on April 10, 2003. As of May 15, 2003, a total of $5,227,500 has been borrowed from Mr. Pappajohn and Dr. Schaffer (both of whom are members of the Company's Board of Directors), all of which is secured by the assets of the Company.

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

5. On April 10, 2003, Patient Infosystems entered into a Note and Stock Purchase Agreement (the "Note and Stock Purchase Agreement") with certain investors (the "Investors"), including Mr. Pappajohn, a member of the Board of Directors of Patient Infosystems, pursuant to which the Investors agreed to loan to Patient Infosystems an aggregate of up to $2.5 million, $500,000 of which replaces notes payable to Mr. Pappajohn, which were outstanding at March 31, 2003. In consideration for the loans, Patient Infosystems signed a series of promissory notes and issued 198,128 shares of Series D 9% Cumulative Preferred Stock ("Series D Preferred Stock") to the Investors. The notes bear interest at a rate equal to the prime rate plus 3% per annum and mature on September 30, 2003. The 198,128 shares of Series D Preferred Stock are convertible into up to 23,775,360 shares of common stock of Patient Infosystems, subject to the approval by the stockholders of Patient Infosystems of an amendment to the Certificate of Incorporation, authorizing an increase in the number of outstanding shares of common stock of Patient Infosystems necessary to provide for the issuance of common stock upon conversion of such shares. Holders of the Series D Preferred Stock have the right to elect two members of the Patient Infosystems Board of Directors. Upon closing of a private placement of a minimum of $4 million in value of additional shares of Series D Preferred Stock and after the closing of the proposed acquisition of ACS, as contemplated by the Asset Purchase Agreement, any notes issued pursuant to the Note and Stock Purchase Agreement are convertible into Series D Preferred Stock. The purpose of the loan from the Investors is to provide funds to Patient Infosystems for it to loan to ACS in order to provide working capital for the operations of ACS.

     Simultaneously with the closing of the Note and Stock Purchase Agreement, Patient Infosystems and ACS entered into a Credit Agreement (the "Credit Agreement") pursuant to which Patient Infosystems agreed to loan to ACS up to an aggregate of $2.25 million secured by all of the assets of ACS. As of March 31, 2003, Patient Infosystems had notes receivable of $500,000 from ACS. Patient Infosystems received a warrant to purchase 15,200 shares of common stock of ACS, exercisable only if the Asset Purchase Agreement with ACS is terminated. Additional warrants to purchase ACS common stock may be issued depending on the total amount of funds it borrows from Patient Infosystems under the Credit Agreement.

6. The calculations for the basic and diluted loss per share were based upon loss attributable to common stockholders of $527,706 and $684,021 and a weighted average number of common shares outstanding of 10,956,024 for both three month periods ended March 31, 2003 and 2002 respectively. Options to purchase shares of common stock were outstanding but not included in the computation of diluted loss per share for the three month periods ended March 31, 2003 and 2002 because the effect would have been antidilutive due to the net loss in those periods.

7. The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited consolidated financial statements, the Company incurred a net loss for the three month period ended March 31, 2003 of $527,706 and had negative working capital of $9,599,591 and a stockholders' deficit of $9,197,945 at March 31, 2003. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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


                                                   Three Months Ended
                                                        March 31,
                                                  2003                 2002
                                                  ----                 ----
     Net loss attributable to common
     shareholders - as reported                $ (527,706)          $ (684,021)

     Net loss - pro forma                      $ (554,028)          $ (712,050)

     Net loss per share - basic
       and diluted - as reported                  $ (0.05)             $ (0.06)

     Net loss per share - basic
       and diluted - pro forma                    $ (0.05)             $ (0.06)


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using an assumed risk-free interest rates of 3.63% for the year ended December 31, 2002 and an expected life of 7 years. The assumed dividend yield was zero. The Company has used a volatility factor of 1.78 for the year ended December 31, 2002. For purposes of pro forma disclosure, the estimated fair value of each option is amortized to expense over that option's vesting period and only the compensation expense related to the three month periods ended March 31, 2002 and 2003 were used to adjust the net loss on a pro forma basis.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Management's discussion and analysis provides a review of the Company's operating results for the three month period ended March 31, 2003 as compared to the three month period ended March 31, 2002 and a review of the Company's financial condition at March 31, 2003 as compared to March 31, 2002 and December 31, 2002. The focus of this review is on the underlying business reasons for significant changes and trends affecting the revenues, net earnings and financial condition of the Company. This review should be read in conjunction with the accompanying unaudited consolidated financial statements.

     In an effort to give investors a well-rounded view of the Company's current condition and future opportunities, this Quarterly Report on Form 10-QSB/A includes forecasts by the Company's management about future performance and results. Because they are forward-looking, these forecasts involve uncertainties. These uncertainties include the Company's ability to continue its operations as a result of, among other things, continuing losses, working capital short falls, uncertainties with respect to sources of capital, risks of market acceptance of or preference for the Company's systems and services, competitive forces, the impact of changes in government regulations, general economic factors in the healthcare industry and other factors discussed in the Company's filings with the Securities and Exchange Commission including the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

o the execution of a Voting Agreement by each stockholder of Patient Infosystems owning more than 10% of the outstanding shares of common stock of Patient Infosystems; and

o fulfillment of customary contractual conditions set forth in the Asset Purchase Agreement.

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

o by either Patient Infosystems or ACS if the other party fails to perform timely, in all material aspects the covenants and obligations that it is required to perform under Asset Purchase Agreement and such party does not obtain in writing a waiver of such performances; or

o by either Patient Infosystems or ACS if the closing of the acquisition does not occur by August 31, 2003, or November 30, 2003 if the Closing does not occur prior to August 31, 2003 because the SEC has determined to review the proxy statement filed by Patient Infosystems in connection with the solicitation of the approval of the transaction by the stockholders of Patient Infosystems.

Results of Operations

     Revenues

     Revenues  consist  of  revenues  from  operations,   development  fees  and
licensing fees. Revenues increased to $947,679 from $499,328 during the three months ended March 31, 2003 and 2002, respectively, or 89.8%.

                                                  Three Months Ended
                                                      March 31,
Revenues                                         2003           2002
--------                                         ----           ----
Operations Fees
  Disease Management and Compliance              $ 287,632      $ 231,078
  Surveys                                           32,145         48,465
  Demand Management                                229,530        164,740
  Consulting                                       369,996         29,537
                                            ------------------------------
Total Operations                                   919,303        473,820
Fees
  Development Fees                                  26,496         15,088
  Licensing Fees                                     1,880         10,420
                                            ------------------------------

Total Revenues                                   $ 947,679      $ 499,328
                                            ------------------------------


     Operations fee revenues are generated as the Company provides services to its customers. Operations fee revenues increased to $919,303 for the three months ended March 31, 2003 as compared to $473,820 for the three months ended March 31, 2002. Operations fee revenues continue to be the primary source of revenue for the Company.

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

     License fee revenues recognized from the Case Management Support System were $1,880 and $10,420 for the three month periods ended March 31, 2003 and 2002, respectively. The Company has not entered into any new licensing agreements for its Case Management Support System and the revenue for the current period reflects revenue generated exclusively from the existing agreements.

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

     Liquidity and Capital Resources

     At March 31, 2003, the Company had a working capital deficit of $9,599,591 as compared to $6,135,451 at December 31, 2002. Through March 31, 2003, these amounts reflect the effects of the Company's continuing losses as well as increased borrowings, $3,000,000 of which was considered to be a long-term liability at December 31, 2002 but is classified as a current liability at March 31, 2003. Since its inception, the Company has primarily funded its operations, working capital needs and capital expenditures from the sale of equity securities or the incurrence of debt.

     On March 28, 2003, the Company entered into an Amended and Restated Credit Agreement with Wells Fargo Bank Iowa, N.A., which extended the term of the Company's $3,000,000 credit facility to January 2, 2004, under substantially the same terms. Certain directors of the Company guaranteed this extension.

     The Company borrowed $600,000 for working capital from Mr. Pappajohn during the three month period ended March 31, 2003. From March 31, 2003 through May 15, 2003, the Company borrowed an additional $50,000 from Mr. Pappajohn. The Company repaid $500,000 to Mr. Pappajohn on April 10, 2003. As of May 15, 2003, a total of $5,227,500 has been borrowed from Mr. Pappajohn and Dr. Schaffer (both of whom are members of the Company's Board of Directors), all of which is secured by the assets of the Company.

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

     On April 10, 2003, Patient Infosystems entered into a Note and Stock Purchase Agreement (the "Note and Stock Purchase Agreement") with certain investors (the "Investors"), including Mr. Pappajohn, a member of the Board of Directors of Patient Infosystems, pursuant to which the Investors agreed to loan to Patient Infosystems an aggregate of up to $2.5 million, $500,000 of which replaces notes payable to Mr. Pappajohn, which were outstanding at March 31, 2003. In consideration for the loans, Patient Infosystems signed a series of promissory notes and issued 198,128 shares of Series D 9% Cumulative Preferred Stock ("Series D Preferred Stock") to the Investors. The notes bear interest at a rate equal to the prime rate plus 3% per annum and mature on September 30, 2003. The 198,128 shares of Series D Preferred Stock are convertible into up to 23,775,360 shares of common stock of Patient Infosystems, subject to the approval by the stockholders of Patient Infosystems of an amendment to the Certificate of Incorporation, authorizing an increase in the number of outstanding shares of common stock of Patient Infosystems necessary to provide for the issuance of common stock upon conversion of such shares. Holders of the Series D Preferred Stock have the right to elect two members of the Patient Infosystems Board of Directors. Upon closing of a private placement of a minimum of $4 million in value of additional shares of Series D Preferred Stock and after the closing of the proposed acquisition of ACS, as contemplated by the Asset Purchase Agreement, any notes issued pursuant to the Note and Stock Purchase Agreement are convertible into Series D Preferred Stock. The purpose of the loan from the Investors is to provide funds to Patient Infosystems for it to loan to ACS in order to provide working capital for the operations of ACS.

     Simultaneously with the closing of the Note and Stock Purchase Agreement, Patient Infosystems and ACS entered into a Credit Agreement (the "Credit Agreement") pursuant to which Patient Infosystems agreed to loan to ACS up to an aggregate of $2.25 million secured by all of the assets of ACS. Patient Infosystems received a warrant to purchase 15,200 shares of common stock of ACS, exercisable only if the Asset Purchase Agreement with ACS is terminated. Additional warrants to purchase ACS common stock may be issued depending on the total amount of funds it borrows from Patient Infosystems under the Credit Agreement.

     The Company has expended substantial funds to establish its operational capabilities and infrastructure. The Company's cash has been steadily depleted as a result of operating losses. The Company anticipates that its losses will continue and, but for the continuing loans from Mr. Pappajohn, the Company has no available cash to continue operations. Accordingly, the Company has been required to seek cash to maintain its operations. The Company is continuing its efforts to raise additional funds privately, which may involve the sale of convertible preferred stock or further debt securities. No assurance can be given that the Company will successfully raise the necessary funds. Any additional financing, which includes the issuance of additional securities of the Company, may be dilutive to the Company's existing stockholders. If the Company is unable to raise additional funds, it will be required to cease operations.

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

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

     Borrowing from directors

     As more fully described above under the caption "Liquidity and Capital Resources", on April 10, 2003 Patient Infosystems entered into a Note and Stock Purchase Agreement with certain investors (the "Investors"), including Mr. Pappajohn, a member of the Board of Directors of Patient Infosystems, pursuant to which the Investors agreed to loan to Patient Infosystems an aggregate of up to $2.5 million. In consideration for the loans, Patient Infosystems signed a series of promissory notes and issued 198,128 shares of Series D 9% Cumulative Preferred Stock to the Investors. The notes bear interest at a rate equal to the prime rate plus 3% per annum and mature on September 30, 2003. The 198,128 shares of Series D Preferred Stock are convertible into up to 23,775,360 shares of common stock of Patient Infosystems, subject to the approval by the stockholders of Patient Infosystems of an amendment to the Certificate of Incorporation, authorizing an increase in the number of outstanding shares of common stock of Patient Infosystems necessary to provide for the issuance of common stock upon conversion of such shares. Holders of the Series D Preferred Stock have the right to elect two members of the Patient Infosystems Board of Directors. Upon closing of a private placement of a minimum of $4 million in value of additional shares of Series D Preferred Stock and after the closing of the proposed acquisition of ACS, as contemplated by the Asset Purchase Agreement, any notes issued pursuant to the Note and Stock Purchase Agreement are convertible into Series D Preferred Stock. The purpose of the loan from the Investors is to provide funds to Patient Infosystems for it to loan to ACS in order to working capital for the operations of ACS. The promissory notes and Series D Preferred Stock were issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as a transaction not involving a public offering.


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

     On April 23, 2003, the Company filed a current report on Form 8-K reporting that the Company submitted to the Securities and Exchange Commission a press release announcing that the Company entered into an Amended and Restated Agreement for the Purchase and Sale of Assets among Patient Infosystems, Inc. and American Caresource Corporation.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  PATIENT INFOSYSTEMS, INC.


Date: May 16, 2003                 By:      /s/Kent A. Tapper
      --------------                        -----------------------------------
                                   Name:    Kent A. Tapper
                                   Title:   Principal Accounting Officer


Date: May 16, 2003                          /s/Roger L. Chaufournier
      --------------               --------------------------------------------
                                            Roger L. Chaufournier
                                            Director, President and
                                            Chief Executive Officer

Date: May 16, 2003                          /s/Kent A. Tapper
      --------------               --------------------------------------------
                                            Kent A. Tapper
                                            Principal Accounting Officer

I, Roger L. Chaufournier, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of Patient Infosystems, Inc.;

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 16, 2003                        By:/s/Roger L. Chaufournier
       ------------                           ----------------------------------
                                            Roger L. Chaufournier
                                            Chief Executive Officer
                                            Principal Executive Officer

I, Kent A. Tapper, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of Patient Infosystems, Inc.;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 16, 2003                        By:/s/Kent A. Tapper
       ------------                           ----------------------------------
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