Form 10QSB
period 2003-06-30
PATIENT INFOSYSTEMS INC
filed 2003-08-15
CIK 1017813

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10QSB



[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:             June 30, 2003
                                 -----------------------------------------------

                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to Commission file number: 0-22319

                            PATIENT INFOSYSTEMS, INC.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)

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

                                 (585) 242-7200 (Issuer's telephone number,
                including area code)

As of August 14, 2003, 10,956,424 of the Company's common stock, par value $.01 per share, were outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]


--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

PATIENT INFOSYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------

ASSETS                                                                             June 30, 2003       December 31, 2002
                                                                                   -------------       -----------------
CURRENT ASSETS:
  Cash and cash equivalents                                                            $ 225,059              $ 5,011
  Accounts receivable                                                                    555,030              441,216
  Notes receivable                                                                     2,250,000              200,000
  Prepaid expenses and other current assets                                              121,907              105,827
                                                                               ---------------------------------------
        Total current assets                                                           3,151,996              752,054

Property and equipment, net                                                              223,108              285,747

Intangible assets (net of accumulated amortization of $515,044 and $443,258)             107,679              179,465
Debt issuance costs (net of accumulated amortization of $1,664,275)                    1,664,275                 -
                                                                               ---------------------------------------

TOTAL ASSETS                                                                         $ 5,147,058          $ 1,217,266
                                                                               =======================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                                                     $ 570,093            $ 379,004
  Accrued salaries and wages                                                             225,921              208,752
  Borrowings from directors                                                            6,127,500            5,077,500
  Borrowings from shareholders                                                         1,600,000                 -
  Line of credit                                                                       3,000,000                 -
  Accrued expenses                                                                       383,351              351,621
  Accrued interest                                                                       995,265              713,554
  Deferred revenue                                                                       133,038              157,074
                                                                               ---------------------------------------
        Total current liabilities                                                     13,035,168            6,887,505
                                                                               ---------------------------------------

LINE OF CREDIT                                                                              -               3,000,000

STOCKHOLDERS' DEFICIT:
  Preferred stock - $.01 par value:  shares authorized: 5,000,000
    Series C, 9% cumulative, convertible, issued and outstanding - 100,000                 1,000                1,000
    Series D, 9% cumulative, convertible, issued and outstanding - 198,128
       as of June 30, 2003                                                                 1,981                 -
  Common stock - $.01 par value:  shares authorized: 20,000,000 issued and outstanding - 10,956,024 as of December 31, 2002,
        10,956,454 as of June 30, 2003                                                   109,564              109,560
  Additional paid-in capital                                                          27,374,128           24,132,153
  Accumulated deficit                                                               (35,374,783)         (32,912,952)
                                                                               ---------------------------------------
        Total stockholders' deficit                                                  (7,888,110)          (8,670,239)
                                                                               ---------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                          $ 5,147,058          $ 1,217,266
                                                                               =======================================

See notes to unaudited consolidated financial statements.

PATIENT INFOSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------------------------------------------------------------

                                                    Three Months Ended              Six Months Ended
                                                         June 30,                       June 30,
                                                   2003            2002           2003            2002
                                                   ----            ----           ----            ----

REVENUES
  Operations Fees                                $ 650,303      $ 522,635     $ 1,226,106       $ 996,455
  Consulting Fees                                  927,854          6,450       1,297,850          21,538
  License Fees                                       1,880         13,630           3,760          24,050
                                              ------------------------------------------------------------
       Total revenues                            1,580,037        524,715       2,527,716       1,042,043

COSTS AND EXPENSES
  Cost of sales                                  1,184,855        461,726       1,946,457         949,579
  Sales and marketing                              202,458        175,188         445,061         353,563
  General and administrative                       296,842        306,498         572,311         656,634
  Research and development                          33,470         23,786          65,228          47,636
                                              ------------------------------------------------------------
        Total costs and expenses                 1,717,625        967,198       3,029,057       2,007,412
                                              ------------------------------------------------------------

OPERATING LOSS                                   (137,588)      (424,483)       (501,341)       (965,369)

OTHER EXPENSE
  Financing Costs                              (1,664,275)          -         (1,664,275)           -
  Interest expense, net                          (154,764)      (132,036)       (296,217)       (252,671)
                                              ------------------------------------------------------------

NET LOSS                                       (1,956,627)      (556,519)     (2,461,833)     (1,218,040)

CONVERTIBLE PREFERRED STOCK DIVIDENDS             (62,126)       (22,500)        (84,626)        (45,000)
                                              ------------------------------------------------------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS  $(2,018,753)    $ (579,019)   $ (2,546,459)    $(1,263,040)
                                              ============================================================

NET LOSS PER SHARE - BASIC AND DILUTED            $ (0.18)       $ (0.05)        $ (0.23)        $ (0.12)
                                              ============================================================

WEIGHTED AVERAGE COMMON  SHARES                 10,956,103     10,956,024      10,956,064      10,956,024
                                              ============================================================

See notes to unaudited consolidated financial statements.

PATIENT INFOSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
----------------------------------------------------------------------------------------------------------

                                                                            Six Months         Six Months
                                                                              Ended              Ended
                                                                          June 30, 2003      June 30, 2002

OPERATING ACTIVITIES:
  Net loss                                                                 $ (2,461,833)     $ (1,218,040)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                            1,824,634           202,946
      Gain on sale of property                                                      -                (400)
      Increase in accounts receivable, net                                     (113,814)          (49,292)
      Increase in prepaid insurance, expenses and other current assets          (16,080)          (14,430)
      Increase in accounts payable                                               191,089             1,941
      Increase in accrued salaries and wages                                      17,169            18,004
      Increase in accrued expenses                                               228,815           254,432
      Decrease in deferred revenue                                              (24,036)          (16,495)
                                                                        -----------------------------------

            Net cash used in operating activities                              (354,056)         (821,334)
                                                                        -----------------------------------
INVESTING ACTIVITIES:
  Property and equipment additions                                              (25,932)           (6,412)
  Proceeds form the sale of property                                               -                   400
                                                                        -----------------------------------

          Net cash used in investing activities                                 (25,932)           (6,012)
                                                                        -----------------------------------
FINANCING ACTIVITIES:
  Notes receivable                                                           (2,050,000)              -
  Borrowing from directors                                                     1,050,000           855,000
  Borrowing from stockholders                                                  1,600,000              -
  Excersize of incentive stock options                                                36              -
                                                                        -----------------------------------

            Net cash provided by financing activities                            600,036           855,000
                                                                        -----------------------------------

NET INCREASE IN CASH AND CASH  EQUIVALENTS                                       220,048            27,654

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   5,011            29,449
                                                                        -----------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $ 225,059          $ 57,103
                                                                              ==========         ========

Supplemental disclosures of non-cash information
  Dividend declared on Class C Convertible Preferred Stock                     $ 84,626          $ 45,000
                                                                               =========         ========

See notes to unaudited consolidated financial statements.

PATIENT INFOSYSTEMS, INC.


Notes to Unaudited Consolidated Financial Statements for the period ended March 31, 2003

1. The accompanying consolidated financial statements for the three month periods ended June 30, 2003 and June 30, 2002 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Certain 2002 amounts have been reclassified to conform to 2003 presentations. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results for the entire year ending December 31, 2003.

2. On March 28, 2003, the Company entered into an Amended and Restated Credit Agreement with Wells Fargo Bank Iowa, N.A., which extended the term of the $3,000,000 credit facility to January 2, 2004, under substantially the same terms. Certain directors of the Company guaranteed this extension.

3. The Company borrowed $1,050,000 for working capital from Mr. Pappajohn during the six month period ended June 30, 2003. On April 10, 2003, the Company replaced notes in the aggregate principal amount of $500,000 owed to Mr. Pappajohn with a new note for the principal amount of $900,000, representing the amount due under the original notes plus an additional $400,000 borrowed from Mr. Pappajohn working capital. As of August 15, 2003, a total of $6,127,500 has been borrowed from Mr. Pappajohn and Dr. Schaffer (both of whom are members of the Company's Board of Directors), all of which is secured by the assets of the Company.

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

4. On September 23, 2002, the Company signed an agreement to acquire substantially all the assets of American Care Source (ACS), headquartered in Dallas, Texas. This Asset Purchase Agreement was amended and restated on April 10, 2003 and further amended on July 30, 2003 (hereinafter, the amended and restated Asset Purchase Agreement, as amended, is referred to as the "Asset Purchase Agreement"). ACS is an ancillary healthcare benefits management company. It provides a bridge connecting healthcare payers and the providers of ancillary healthcare services. Ancillary healthcare services include a broad array of services that supplement or support the care provided by hospitals and physicians, including the non-physician services associated with outpatient surgery centers, free-standing diagnostic imaging centers, home infusion, durable medical equipment, orthotics and prosthetics, laboratory and many other services. These ancillary services are provided to patients as benefits under group health plans and workers' compensation plans. ACS manages the administration of these ancillary healthcare benefits.

5. On April 10, 2003, the Company entered into a Note and Stock Purchase Agreement, which the Company intends to amended (the "Note and Stock Purchase Agreement") with certain investors (the "Investors"), including Mr. Pappajohn, a member of the Board of Directors of the Company, pursuant to which the Investors agreed to loan to the Company an aggregate of up to $3.5 million, $500,000 of which replaces notes payable to Mr. Pappajohn, which were outstanding at March 31, 2003. In consideration for the loans, the Company signed a series of promissory notes and intends to issue a total of 286,183 shares of Series D 9% Cumulative Preferred Stock ("Series D Preferred Stock") to the Investors, 198,128 of such shares were issued and outstanding at June 30, 2003. The notes bear interest at a rate equal to the prime rate plus 3% per annum and mature on September 30, 2003. The 286,183 shares of Series D Preferred Stock are convertible into up to 34,341,960 shares of common stock of the Company, subject to the approval by the stockholders of the Company of an amendment to the Certificate of Incorporation, authorizing an increase in the number of outstanding shares of common stock of the Company necessary to provide for the issuance of common stock upon conversion of such shares. The 198,128 shares of Series D Preferred Stock outstanding at June 30, 2003, which are convertible into 23,775,360 share of common stock, are valued at $3,328,550 using the average trading price of $0.14 per share taken 2 days before and 1 day after the measurement date of April 14, 2003 in accordance with EITF 99-12. Because the term of the Note and Stock Purchase Agreement is approximately six months ending September 30, 2003, 50% of the value of the 198,128 shares of Series D Preferred Stock, or $1,664,275, was an amortized expense during the three month period ended June 30, 2003. The remaining $1,664,275 will be an amortization expense during the 3 month period ending September 30, 2003. Holders of the Series D Preferred Stock have the right to elect two members of the Company's Board of Directors. Upon closing of a private placement of a minimum of $4 million in value of additional shares of Series D Preferred Stock and after the closing of the proposed acquisition of ACS, as contemplated by the Asset Purchase Agreement, any notes issued pursuant to the Note and Stock Purchase Agreement are convertible into Series D Preferred Stock. The purpose of the loan from the Investors is to provide funds to the Company for it to loan to ACS in order to provide working capital for the operations of ACS.

     Simultaneously with the closing of the Note and Stock Purchase Agreement, the Company and ACS entered into a Credit Agreement subsequently amended on July 30, 2003 (the "Credit Agreement") pursuant to which the Company agreed to loan to ACS up to an aggregate of $3.4 million secured by all of the assets of ACS. As of June 30, 2003, the Company had notes receivable of $2.25 million from ACS. Patient Infosystems received a warrant to purchase 18,050 shares of common stock of ACS, exercisable only if the Asset Purchase Agreement with ACS is terminated. Additional warrants to purchase ACS common stock may be issued depending on the total amount of funds it borrows from the Company under the Credit Agreement.

6. The calculations for the basic and diluted loss per share were based upon loss attributable to common stockholders of $2,018,753 and $2,546,459 and a weighted average number of common shares outstanding of 10,956,103 and 10,956,064 for the three and six month periods ended June 30, 2003 respectively. The calculations for the basic and diluted loss per share were based upon loss attributable to common stockholders of $579,019 and $1,263,040 and a weighted average number of common shares outstanding of 10,956,024 for both the three and six month periods ended June 30, 2002 respectively. Options to purchase shares of common stock were outstanding but not included in the computation of diluted loss per share for the three and six month periods ended June 30, 2003 and 2002 because the effect would have been antidilutive due to the net loss in those periods.

7. The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited consolidated financial statements, the Company incurred a net loss for the six month period ended June 30, 2003 of $2,461,833 and had negative working capital of $9,883,172 and a stockholders' deficit of $7,888,110 at June 30, 2003. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

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

                                         Three Months Ended              Six Months Ended
                                              June 30,                       June 30,
                                          2003           2002           2003           2002
     Net loss attributable to common
     shareholders - as reported       ($2,018,753)     ($579,019)   ($2,546,459)    ($1,263,040)

     Net loss - pro forma             ($2,049,581)     ($612,584)   ($2,603,621)    ($1,330,842)

     Net loss per share - basic
       and diluted - as reported           ($0.18)        ($0.05)        ($0.23)         ($0.12)

     Net loss per share - basic
       and diluted - pro forma             ($0.19)        ($0.05)        ($0.24)         ($0.12)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using an assumed risk-free interest rates of 3.45% as of June 30, 2003 and an expected life of 7 years. The assumed dividend yield was zero. The Company has used a volatility factor of 1.75 for the year ended June 30, 2003. For purposes of pro forma disclosure, the estimated fair value of each option is amortized to expense over that option's vesting period and only the compensation expense related to the three and six month periods ended June 30, 2002 and 2003 were used to adjust the net loss on a pro forma basis.

8. Changes in additional paid in capital for the six month period ended June 30, 2003 were as follows:

     Balance as of December 31, 2002                           $ 24,132,153

     Series C dividends                                            (45,000)
     Series D dividends                                            (39,626)
     Value of 198,128 shares of Series D issued                   3,328,550
         Par value of Series D shares, par $0.01                    (1,981)
     Value of 400 shares common stock issued                             36
         Par value of common issued, par $0.01                          (4)
                                                        --------------------
                                                               $ 27,374,128
                                                         ====================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Management's discussion and analysis provides a review of the Company's operating results for the three and six month periods ended June 30, 2003 as compared to the three and six month periods ended June 30, 2002 and a review of the Company's financial condition at June 30, 2003 as compared to June 30, 2002 and December 31, 2002. The focus of this review is on the underlying business reasons for significant changes and trends affecting the revenues, net earnings and financial condition of the Company. This review should be read in conjunction with the accompanying unaudited consolidated financial statements.

     In an effort to give investors a well-rounded view of the Company's current condition and future opportunities, this Quarterly Report on Form 10-QSB includes forecasts by the Company's management about future performance and results. Because they are forward-looking, these forecasts involve uncertainties. These uncertainties include the Company's ability to continue its operations as a result of, among other things, continuing losses, working capital short falls, uncertainties with respect to sources of capital, risks of market acceptance of or preference for the Company's systems and services, competitive forces, the impact of changes in government regulations, general economic factors in the healthcare industry and other factors discussed in the Company's filings with the Securities and Exchange Commission including the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     On May 29, 2002, the Company entered into a Strategic Marketing Partnership Agreement with USI Administrators, Inc ("CBCA"). The Company and CBCA each gave the other the non-exclusive right to sell certain products and services. The supplier of the product or service is paid in accordance with the agreed fee schedule. The difference between the selling price and the fee schedule, if any, is the seller's fee entitlement. Either party may terminate the agreement at any time with 180 days notification.

     On September 23, 2002, the Company signed an agreement to acquire substantially all the assets of American Care Source (ACS), headquartered in Dallas, Texas. This Asset Purchase Agreement was amended and restated on April 10, 2003 and then again on July 30, 2003 (hereinafter, the amended and restated Asset Purchase Agreement as amended, is referred to as the "Asset Purchase Agreement"). ACS is an ancillary healthcare benefits management company. It provides a bridge connecting healthcare payers and the providers of ancillary healthcare services. Ancillary healthcare services include a broad array of services that supplement or support the care provided by hospitals and physicians, including the non-physician services associated with outpatient surgery centers, free-standing diagnostic imaging centers, home infusion, durable medical equipment, orthotics and prosthetics, laboratory and many other services. These ancillary services are provided to patients as benefits under group health plans and workers' compensation plans. ACS manages the administration of these ancillary healthcare benefits.

     Under the terms of the Asset Purchase Agreement, the Company will acquire the assets of ACS in exchange for shares of common stock of the Company equal to approximately twenty one percent (21%) of the fully diluted outstanding common stock of the Company, without giving effect to a private placement anticipated to be completed prior to the closing ot the acquisition in order to provide working capital. The ACS beneficial ownership of the Company will change depending of the terms and amount of equity sold in any private placement. The Asset Purchase Agreement provides for closing the anticipated transaction, subject to the satisfaction of certain conditions, no later than November 30, 2003. The agreement contains various conditions to closing, some of which may not be satisfied. Therefore completion of the transaction cannot be assured until closing. Among the conditions to closing are the following:

o the approval of the stockholders of the Company of certain amendments to its Certificate of Incorporation;

o the execution by certain shareholders of ACS and the Company of a Shareholders' Agreement providing for the voting of shares of the Company in favor of the election of certain individuals to the board of directors of the Company;

o the execution of agreements by John Pappajohn and Derace Schaffer to hold all indebtedness of the Company in abeyance until September 30, 2004;

o written documentation that the bank debt of the Company to Wells Fargo Bank has been renegotiated so as to provide a grace and forbearance period until December 31, 2003, before any principal payments are required and that John Pappajohn and Derace Schaffer will remain guarantors of such bank debt if required by Wells Fargo Bank;

o    the private placement of additional equity securities of the Company;

o the execution of a Voting Agreement by each stockholder of the Company owning more than 10% of the outstanding shares of common stock of the Company; and

o fulfillment of customary contractual conditions set forth in the Asset Purchase Agreement.

     The Asset Purchase Agreement may be terminated and the acquisition abandoned at any time prior to the closing date of the transaction under the following conditions:

o    by mutual agreement in writing by the Company and ACS;

o by either the Company or ACS if the other party materially breaches any of the representations, warranties, covenants or agreements set forth in the Asset Purchase Agreement at the time of its execution or on the closing date;

o by either the Company or ACS if the other party fails to perform timely, in all material aspects the covenants and obligations that it is required to perform under Asset Purchase Agreement and such party does not obtain in writing a waiver of such performances; or

o by either the Company or ACS if the closing of the acquisition does not occur prior to November 30, 2003.

     The Company has filed a preliminary proxy statement with the Securities and Exchange Commission with respect to a meeting of stockholders to obtain approval of certain amendments to the Company's certificate of incorporation, as well as approval of an amendment to the Company's stock option plan necessary to consummate the proposed transaction with ACS.

Results of Operations

     Revenues

     Revenues consist of revenues from operations, development fees and licensing fees. Revenues increased to $1,580,037 from $542,715 during the three months ended June 30, 2003 and 2002, respectively, or 191%. Revenues increased to $2,527,716 from $1,042,043 during the six months ended June 30, 2003 and 2002, respectively, or 143%.

                                             Three Months Ended                 Six Months Ended
                                                  June 30,                          June 30,
Revenues                                    2003            2002              2003             2002
--------                                    ----            ----              ----             ----
Operations Fees
  Consulting                           $ 927,854        $ 30,000        $ 1,297,850        $ 59,538
  Disease and Demand Management          615,842         436,294          1,133,004         832,112
  Surveys                                 27,231          56,341             59,376         104,805
                                 -------------------------------------------------------------------
Total Operations                       1,570,927         522,635          2,490,230         996,455
Fees
  Development Fees                         7,230           6,450             33,726          21,538
  Licensing Fees                           1,880          13,630              3,760          24,050
                                 -------------------------------------------------------------------
Total Revenues                       $ 1,580,037       $ 542,715        $ 2,527,716     $ 1,042,043
                                 -------------------------------------------------------------------

     Operations fee revenues are the primary source of revenue for the Company and are generated as the Company provides services to its customers. Operations fee revenues increased to $1,570,927 for the three months ended June 30, 2003 as compared to $522,635 for the three months ended June 30, 2002. Operations fee revenues increased to $2,490,230 for the six months ended June 30, 2003 as compared to $996,455 for the six months ended June 30, 2002.

     The Company's consulting revenue was primarily attributable to assistance provided to organizations for the development of clinical registries used to increase effective management of patients with chronic disease. The Company is supporting the development, including project management and implementation, of a patient registry for federally qualified health centers, through a national initiative known as the Health Disparities Collaboratives. The Company participates in this project as a subcontractor of the Institute for Healthcare Improvement. While the Company anticipates that it will continue to provide these and other consulting services, no assurances can be given that the Company will continue to provide these services at the current levels, or at all, and revenue recognized during the three and six month periods ended June 30, 2003 is not necessarily indicative of the results for the entire year ending December 31, 2003.

     The increase in the Company's disease and demand management revenue was primarily attributable to new customers and a joint marketing relationship that has contributed new sources of revenue net of revenue lost due to the termination of one customer effective December 31, 2002. The new customers accounted for increased revenue of $132,485 and $261,445 for the three and six month periods ended June 30, 2003. Revenues from the joint marketing relationship increased from $20,893 and $42,100 for the three and six month periods ended June 30, 2002, respectively, to $238,378 and $344,689 for the same respective periods of 2003. The Company received revenue of $155,666 and $213,039 for the three and six month periods ended June 30, 2003, respectively, from the customer that terminated in 2002 and from which the Company received no revenue during 2003. In addition, a customer who provided revenue of $129,270 and $316,553 during the three and six month periods ended June 30, 2003, respectively, elected to terminated services effective June 30, 2003, citing no disputes with the Company. The Company has identified other possible new customers, but there can be no assurance that such prospects will contribute revenue in the near term, or at all.

     Development fee revenues were $7,230 and $6,450 for the three month periods ended June 30, 2003 and 2002, respectively and $33,726 and $21,538 for the six month periods ended June 30, 2003 and 2002, respectively. The Company received development revenues from a variety of customers for modification of specific programs. The Company has completed substantially all services under these agreements and anticipates primarily receiving development fee revenues in connection with the enhancement of its existing programs. Development fee revenues include clinical, technical and operational design and modification of the Company's programs. The Company anticipates that revenue from development fees will continue to be low unless the Company enters into new development agreements.

     License fee revenues recognized from the Case Management Support System were $1,880 and $13,630 for the three month periods ended June 30, 2003 and 2002, respectively and $3,760 and $24,050 for the six month periods ended June 30, 2003 and 2002, respectively. The Company has not entered into any new licensing agreements for its Case Management Support System and the revenue for the current period reflects revenue generated exclusively from the existing agreement.

     Costs and Expenses

     Cost of sales includes salaries and related benefits, services provided by third parties, and other expenses associated with the implementation and delivery of the Company's consulting services, standard and customized population, demand and disease management programs. Cost of sales for the three and six month periods ended June 30, 2003 was $1,184,855 and $1,946,457, respectively, as compared to $461,726 and $949,579 for the three and six month periods ended June 30, 2002. The increase in these costs was primarily the result of increased operational activity. The Company's gross margin, being the percentage of revenues available to offset other costs and expenses after subtracting the cost of sales was 25% and 23% for the three and six month periods ended June 30, 2003, respectively, as compared to 15% and 9% for the same respective periods of 2002. The Company anticipates that revenue must increase for it to recognize economies of scale adequate to improve its margins. No assurance can be given that revenues will increase or that, if they do, they will continue to exceed costs and expenses.

     Sales and marketing expenses consist primarily of salaries, related benefits, travel costs, sales materials and other marketing related expenses. Sales and marketing expenses for the three and six month periods ended June 30, 2003 were $202,458 and $445,061, respectively, as compared to $175,188 and $353,563 for the same respective periods of 2002. Spending in this area has increased due to an increase in sales activity. The Company anticipates expansion of the Company's sales and marketing staff and expects it will continue to invest in the sales and marketing process, and that such expenses related to sales and marketing might increase in future periods.

     General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operating expenses of the Company. General and administrative expenses for the three and six month periods ended June 30, 2003 were $296,842 and $572,311, as compared to $306,498 and $656,634 for the same respective periods of 2002. These expenditures have been incurred to maintain the corporate infrastructure necessary to support anticipated program operations. The decrease in these costs during the three and six month periods ended June 30, 2003 was primarily due to the allocation of a portion of staff costs to cost of sales related to consulting revenue.

     Research and development expenses consist primarily of salaries and related benefits and administrative costs associated with the development of certain components of the Company's integrated information capture and delivery system, as well as development of the Company's standardized disease management programs and the Company's Internet based technology products. Research and development expenses for the three and six month periods ended June 30, 2003 were $33,470 and $65,228, respectively, as compared to $23,786 and $47,636 for the same respective periods of 2002.

     Financing costs were $1,664,275 for the three and six month period ended June 30, 2003. This cost relates to 198,128 shares of Series D Preferred Stock issued as of June 30, 2003 as additional consideration to certain investors to enter into the Note and Stock Purchase Agreement dated April 10, 2003, pursuant to which the investors agreed to make short term loans to the Company. The 198,128 shares of Series D Preferred Stock issued was assigned a valued of $3,328,550 using the current trading price of $0.14 per share. Each share of Series D Preferred Stock is convertible into 120 shares of Common Stock. Because the term of the Note and Stock Purchase Agreement is approximately six months ending September 30, 2003, 50% of the value of the 198,128 shares of Series D Preferred Stock, or $1,664,275, was an amortized expense during the three month period ended June 30, 2003. The remaining $1,664,275 will be an amortization expense during the 3 month period ending September 30, 2003. If additional amounts must be borrowed, there may be additional consideration to the lenders and additional financing costs associated with such loans.

     The Company recorded net interest expense of $154,764 and $296,217 for the three and six month periods ended June 30, 2003, respectively, as compared to $132,036 and $252,671 for the same respective periods of 2002, principally due to the net increase of interest expense on debt.

     Income (loss)

     The Company had a net loss attributable to the common stockholders after preferred stock dividends, of $2,018,753 and $2,546,459 for the three and six month periods ended June 30, 2003, respectively, with a net loss per share of $0.18 and $0.23 per share for the same respective periods. The loss includes $1,664,275 in financing cost. Without the financing cost, the Company had a net loss attributable to the common shareholders after preferred stock dividends, of $354,478 and $882,184 for the three and six month periods ended June 30, 2003, respectively, as compared to $579,019 and $1,263,040 for the three and six month periods ended June 30, 2002. This represents a net loss per common share of $0.03 and $0.08 for the three and six month periods ended June 30, 2003, which is comparable to the net loss of $0.05 and $0.12 per common share shown for the same respective periods of 2002.

     Liquidity and Capital Resources

     At June 30, 2003, the Company had a working capital deficit of $9,883,172 as compared to $6,135,451 at December 31, 2002. Through June 30, 2003, these amounts reflect the effects of the Company's continuing losses as well as increased borrowings, $3,000,000 of which was considered to be a long-term liability at December 31, 2002 but is classified as a current liability at June 30, 2003. Since its inception, the Company has primarily funded its operations, working capital needs and capital expenditures from the sale of equity securities or the incurrence of debt.

     On March 28, 2003, the Company entered into an Amended and Restated Credit Agreement with Wells Fargo Bank Iowa, N.A., which extended the term of the Company's $3,000,000 credit facility to January 2, 2004, under substantially the same terms. Certain directors of the Company guaranteed this extension.

     The Company borrowed $1,050,000 for working capital from Mr. Pappajohn during the six month period ended June 30, 2003. On April 10, 2003, the Company replaced notes in the aggregate principal amount of $500,000 owed to Mr. Pappajohn with a new note for the principal amount of $900,000, representing the amount due under the original notes plus an additional $400,000 borrowed from Mr. Pappajohn working capital. As of August 15, 2003, a total of $6,127,500 has been borrowed from Mr. Pappajohn and Dr. Schaffer (both of whom are members of the Company's Board of Directors), all of which is secured by the assets of the Company.

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

     On April 10,  2003,  the  Company  entered  into a Note and Stock  Purchase
Agreement, which the Company intends to amended (the "Note and Stock Purchase Agreement") with certain investors (the "Investors"), including Mr. Pappajohn, a member of the Board of Directors of the Company, pursuant to which the Investors agreed to loan to the Company an aggregate of up to $3.5 million, $500,000 of which replaces notes payable to Mr. Pappajohn, which were outstanding at March 31, 2003. In consideration for the loans, the Company signed a series of promissory notes and intends to issue a total of 286,183 shares of Series D 9% Cumulative Preferred Stock ("Series D Preferred Stock") to the Investors, 198,128 of such shares were issued and outstanding at June 30, 2003. The notes bear interest at a rate equal to the prime rate plus 3% per annum and mature on September 30, 2003. The 286,183 shares of Series D Preferred Stock are convertible into up to 34,341,960 shares of common stock of the Company, subject to the approval by the stockholders of the Company of an amendment to the Certificate of Incorporation, authorizing an increase in the number of outstanding shares of common stock of the Company necessary to provide for the issuance of common stock upon conversion of such shares. The 198,128 shares of Series D Preferred Stock outstanding at June 30, 2003, which are convertible into 23,775,360 share of common stock, are valued at $3,328,550 using the average trading price of $0.14 per share taken 2 days before and 1 day after the measurement date of April 14, 2003 in accordance with EITF 99-12. Because the term of the Note and Stock Purchase Agreement is approximately six months ending September 30, 2003, 50% of the value of the 198,128 shares of Series D Preferred Stock, or $1,664,275, was an amortized expense during the three month period ended June 30, 2003. The remaining $1,664,275 will be an amortization expense during the 3 month period ending September 30, 2003. Holders of the Series D Preferred Stock have the right to elect two members of the Company's Board of Directors. Upon closing of a private placement of a minimum of $4 million in value of additional shares of Series D Preferred Stock and after the closing of the proposed acquisition of ACS, as contemplated by the Asset Purchase Agreement, any notes issued pursuant to the Note and Stock Purchase Agreement are convertible into Series D Preferred Stock. The purpose of the loan from the Investors is to provide funds to the Company for it to loan to ACS in order to provide working capital for the operations of ACS.

     Simultaneously with the closing of the Note and Stock Purchase Agreement, the Company and ACS entered into a Credit Agreement subsequently amended on July 30, 2003 (the "Credit Agreement") pursuant to which the Company agreed to loan to ACS up to an aggregate of $3.4 million secured by all of the assets of ACS. As of June 30, 2003, the Company had notes receivable of $2.25 million from ACS. Patient Infosystems received a warrant to purchase 18,050 shares of common stock of ACS, exercisable only if the Asset Purchase Agreement with ACS is terminated. Additional warrants to purchase ACS common stock may be issued depending on the total amount of funds it borrows from the Company under the Credit Agreement.

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


     Inflation

     Inflation did not have a significant impact on the Company's costs during the three and six month periods ended June 30, 2003 and 2002. The Company continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

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

Item 3. Controls and Procedures.

     Our management, with the participation of our Chief Executive Officer and Vice President, Financial Planning, has evaluated the effectiveness of our disclosure controls and procedure as of June 30, 2003. Based upon this evaluation, our Chief Executive Officer and Vice President, Financial Planning concluded that our disclosure controls and procedures are effective for the recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Such evaluation did not identify any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     Borrowing from directors

     On April 10,  2003,  the  Company  entered  into a Note and Stock  Purchase
Agreement, which the Company intends to amended (the "Note and Stock Purchase Agreement") with certain investors (the "Investors"), including Mr. Pappajohn, a member of the Board of Directors of the Company, pursuant to which the Investors agreed to loan to the Company an aggregate of up to $3.5 million, $500,000 of which replaces notes payable to Mr. Pappajohn, which were outstanding at March 31, 2003. In consideration for the loans, the Company signed a series of promissory notes and intends to issue a total of 286,183 shares of Series D 9% Cumulative Preferred Stock ("Series D Preferred Stock") to the Investors, 198,128 of such shares were issued and outstanding at June 30, 2003. The notes bear interest at a rate equal to the prime rate plus 3% per annum and mature on September 30, 2003. The 286,183 shares of Series D Preferred Stock are convertible into up to 34,341,960 shares of common stock of the Company, subject to the approval by the stockholders of the Company of an amendment to the Certificate of Incorporation, authorizing an increase in the number of outstanding shares of common stock of the Company necessary to provide for the issuance of common stock upon conversion of such shares. The 198,128 shares of Series D Preferred Stock outstanding at June 30, 2003, which are convertible into 23,775,360 share of common stock, are valued at $3,328,550 using the average trading price of $0.14 per share taken 2 days before and 1 day after the measurement date of April 14, 2003 in accordance with EITF 99-12. Because the term of the Note and Stock Purchase Agreement is approximately six months ending September 30, 2003, 50% of the value of the 198,128 shares of Series D Preferred Stock, or $1,664,275, was an amortized expense during the three month period ended June 30, 2003. The remaining $1,664,275 will be an amortization expense during the 3 month period ending September 30, 2003. Holders of the Series D Preferred Stock have the right to elect two members of the Company's Board of Directors. Upon closing of a private placement of a minimum of $4 million in value of additional shares of Series D Preferred Stock and after the closing of the proposed acquisition of ACS, as contemplated by the Asset Purchase Agreement, any notes issued pursuant to the Note and Stock Purchase Agreement are convertible into Series D Preferred Stock. The purpose of the loan from the Investors is to provide funds to the Company for it to loan to ACS in order to provide working capital for the operations of ACS. See "Liquidity and Capital Resources".


Item 6. Exhibits and Reports on Form 8-K


(a)  Exhibits

     See Exhibit Index.


(b)  Reports on Form 8-K:

     On April 17, 2003, the Company filed a current report on Form 8-K reporting that the Company issued a press release announcing the financial results for the fiscal year ended December 31, 2002.

     On April 23, 2003, the Company filed a current report on Form 8-K reporting that the Company issued a press release announcing that the Company entered into an Amended and Restated Agreement for the Purchase and Sale of Assets among Patient Infosystems, Inc. and American Caresource Corporation.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          PATIENT INFOSYSTEMS, INC.


Date: August 14, 2003                     /s/Roger L. Chaufournier
      ------------------------------      -----------------------------------
                                          Roger L. Chaufournier
                                          Director, President and
                                          Chief Executive Officer
                                          (authorized officer)

Date: August 14, 2003                     /s/Kent A. Tapper
      ------------------------------      -----------------------------------
                                          Kent A. Tapper
                                          Vice President, Financial Planning
                                          (principal accounting officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER               DESCRIPTION

11    Statements of Computation of Per Share Earnings.

10.65 Twelfth Addendum to Lease Agreement dated as of April 28, 2003 between Patient Infosystems and Conifer Prince Street Associates.

10.66 Thirteenth Addendum to Lease Agreement dated as of June 27,2003 between Patient Infosystems and Conifer Prince Street Associates.


99.1 Exhibit 31.1 -- Certification of Roger Chaufournier required by Rule 13a-14(a) or Rule 15d-14(a)

99.2 Exhibit 31.2 -- Certification of Kent Tapper required by Rule 13a-14(a) or Rule 15d-14(a)

99.3 Exhibit 32.1 -- Certification of Roger Chaufournier and Kent Tapper required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

Exhibit 11.

                 Statement of Computation of Per Share Earnings

PATIENT INFOSYSTEMS, INC.

                                               Three Months Ended                   Six Months Ended
                                                    June 30,                            June 30,
                                               2003            2002             2003               2002
                                               ----            ----             ----               ----

Net loss                                 $ (1,956,627)     $ (556,519)   $ (2,461,833)       $ (1,218,040)

Convertible preferred Stock dividends         (62,126)        (22,500)         (84,626)           (45,000)
                                              --------        --------         --------           --------

Net loss attributable to
     Common Stockholders                 $ (2,018,753)     $ (579,019)   $ (2,546,459)       $ (1,263,040)
                                         -------------     -----------   -------------       -------------

Weighted average common shares             10,956,103      10,956,024       10,956,064         10,956,024
                                           -----------     -----------      -----------        -----------

Net loss per share - Basic and diluted        $ (0.18)        $ (0.05)         $ (0.23)           $ (0.12)
                                              ========        ========         ========           ========