Form 10QSB/A
period 2003-06-30
PATIENT INFOSYSTEMS INC
filed 2003-11-12
CIK 1017813

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                  FORM 10-QSB/A
                               (Amendment No. 1)


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

As of November 3, 2003, 10,956,424 of the Company's common stock, par value $.01 per share, were outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]


--------------------------------------------------------------------------------

Explanatory Note

     This Form 10-QSB/A (Amendment No. 1) is filed to amend Patient Infosystems, Inc.'s Form 10-QSB for the quarter ended June 30, 2003 to include restated financial statements as discussed in NOTE 10 of the "Notes to Unaudited Consolidated Financial Statements", and to amend and restate each item of the Patient Infosystems, Inc.'s Quarterly Report on Form 10-QSB which has been affected by the financial statement restatement. The items of the Patient Infosystems, Inc.'s Form 10-QSB for the quarter ended June 30, 2003 which are amended and restated in their entireties herein are: Part I, Item1. - Financial Statements, Part I, Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Part I, Item 3 - Controls and Procedures,
Part II, Item 2 - Changes in Securities and Use of Proceeds and Part II, Item 6(a) Exhibit 11. Except as described in this Explanatory Note, this Form 10-QSB/A (Amendment No. 1) does not otherwise modify the disclosures in the Patient Infosystems Inc.'s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 14, 2003.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

PATIENT INFOSYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------

ASSETS                                                                             June 30, 2003       December 31, 2002
                                                                                   -------------       -----------------
                                                                                   (As restated,
                                                                                    see Note 10)
CURRENT ASSETS:
  Cash and cash equivalents                                                            $ 225,059              $ 5,011
  Accounts receivable                                                                    555,030              441,216
  Notes receivable                                                                     2,250,000              200,000
  Prepaid expenses and other current assets                                              121,907              105,827
                                                                               ---------------------------------------
        Total current assets                                                           3,151,996              752,054

Property and equipment, net                                                              223,108              285,747

Intangible assets (net of accumulated amortization of $515,044 and $443,258)             107,679              179,465
                                                                               ---------------------------------------

TOTAL ASSETS                                                                         $ 3,482,783          $ 1,217,266
                                                                               =======================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                                                     $ 570,093            $ 379,004
  Accrued salaries and wages                                                             225,921              208,752
  Borrowings from directors                                                            5,870,516            5,077,500
  Borrowings from shareholders                                                         1,143,138                 -
  Line of credit                                                                       3,000,000                 -
  Accrued expenses                                                                       383,351              351,621
  Accrued interest                                                                       995,265              713,554
  Deferred revenue                                                                       133,038              157,074
                                                                               ---------------------------------------
        Total current liabilities                                                     12,321,322            6,887,505
                                                                               ---------------------------------------

LINE OF CREDIT                                                                              -               3,000,000

STOCKHOLDERS' DEFICIT:
  Preferred stock - $.01 par value:  shares authorized: 5,000,000
    Series C, 9% cumulative, convertible, issued and outstanding - 100,000                 1,000                1,000
    Series D, 9% cumulative, convertible, issued and outstanding - 198,128
       as of June 30, 2003                                                                 1,981                 -
  Common stock - $.01 par value:  shares authorized: 20,000,000 issued and outstanding - 10,956,024 as of December 31, 2002,
        10,956,454 as of June 30, 2003                                                   109,564              109,560
  Additional paid-in capital                                                          26,900,962           24,132,153
  Accumulated deficit                                                               (35,852,046)         (32,912,952)
                                                                               ---------------------------------------
        Total stockholders' deficit                                                  (8,838,539)          (8,670,239)
                                                                               ---------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                          $ 3,482,783          $ 1,217,266
                                                                               =======================================

See notes to unaudited consolidated financial statements.

PATIENT INFOSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------------------------------------------------------------

                                                    Three Months Ended              Six Months Ended
                                                         June 30,                       June 30,
                                                   2003            2002           2003            2002
                                                   ----            ----           ----            ----
                                               (As Restated,                  (As Restated,
                                                see Note 10)                   see Note 10)
REVENUES
  Operations Fees                                $ 650,303      $ 499,085     $ 1,226,106       $ 958,455
  Consulting Fees                                  927,854         30,000       1,297,850          59,538
  License Fees                                       1,880         13,630           3,760          24,050
                                              ------------------------------------------------------------
       Total revenues                            1,580,037        542,715       2,527,716       1,042,043

COSTS AND EXPENSES
  Cost of sales                                  1,184,855        461,726       1,946,457         949,579
  Sales and marketing                              202,458        175,188         445,061         353,563
  General and administrative                       296,842        306,498         572,311         656,634
  Research and development                          33,470         23,786          65,228          47,636
                                              ------------------------------------------------------------
        Total costs and expenses                 1,717,625        967,198       3,029,057       2,007,412
                                              ------------------------------------------------------------

OPERATING LOSS                                   (137,588)      (424,483)       (501,341)       (965,369)

OTHER EXPENSE
  Financing Costs                                (713,846)          -           (713,846)           -
  Interest expense, net                          (154,764)      (132,036)       (296,217)       (252,671)
                                              ------------------------------------------------------------

NET LOSS                                       (1,006,198)      (556,519)     (1,511,404)     (1,218,040)

CONVERTIBLE PREFERRED STOCK DIVIDENDS          (1,489,818)       (22,500)     (1,512,318)        (45,000)
                                              ------------------------------------------------------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS  $(2,496,016)    $ (579,019)   $ (3,023,722)    $(1,263,040)
                                              ============================================================

NET LOSS PER SHARE - BASIC AND DILUTED            $ (0.23)       $ (0.05)        $ (0.28)        $ (0.12)
                                              ============================================================

WEIGHTED AVERAGE COMMON  SHARES                 10,956,103     10,956,024      10,956,064      10,956,024
                                              ============================================================

See notes to unaudited consolidated financial statements.

PATIENT INFOSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
----------------------------------------------------------------------------------------------------------

                                                                            Six Months         Six Months
                                                                              Ended              Ended
                                                                          June 30, 2003      June 30, 2002
                                                                          (As Restated,
                                                                           see Note 10)
OPERATING ACTIVITIES:
  Net loss                                                                 $ (1,511,404)     $ (1,218,040)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                              160,359           202,946
      Amortization of debt discount                                              713,846              -
      Gain on sale of property                                                      -                (400)
      Increase in accounts receivable, net                                     (113,814)          (49,292)
      Increase in prepaid insurance, expenses and other current assets          (16,080)          (14,430)
      Increase in accounts payable                                               191,089             1,941
      Increase in accrued salaries and wages                                      17,169            18,004
      Increase in accrued expenses                                               228,815           254,432
      Decrease in deferred revenue                                              (24,036)          (16,495)
                                                                        -----------------------------------

            Net cash used in operating activities                              (354,056)         (821,334)
                                                                        -----------------------------------
INVESTING ACTIVITIES:
  Notes receivable                                                           (2,050,000)              -
  Property and equipment additions                                              (25,932)           (6,412)
  Proceeds form the sale of property                                               -                   400
                                                                        -----------------------------------
          Net cash used in investing activities                              (2,075,932)           (6,012)
                                                                        -----------------------------------
FINANCING ACTIVITIES:
  Borrowing from directors                                                     1,050,000           855,000
  Borrowing from stockholders                                                  1,600,000              -
  Excersize of incentive stock options                                                36              -
                                                                        -----------------------------------

            Net cash provided by financing activities                          2,650,036           855,000
                                                                        -----------------------------------

NET INCREASE IN CASH AND CASH  EQUIVALENTS                                       220,048            27,654

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   5,011            29,449
                                                                        -----------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $ 225,059          $ 57,103
                                                                              ==========         ========

Supplemental disclosures of non-cash information
  Dividend declared on Convertible Preferred Stock                             $ 84,626          $ 45,000
                                                                             ==========          ========
  Beneficial conversion feature of Convertible Preferred Stock               $1,427,692
                                                                             ==========
  Debt discount associated with borrowing                                    $1,427,692
                                                                             ==========

See notes to unaudited consolidated financial statements.

PATIENT INFOSYSTEMS, INC.


Notes to Unaudited Consolidated Financial Statements for the period ended June 30, 2003

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


3. The Company borrowed $1,050,000 for working capital from Mr. Pappajohn during the six month period ended June 30, 2003. On April 10, 2003, the Company replaced notes in the aggregate principal amount of $500,000 owed to Mr. Pappajohn with a new note for the principal amount of $900,000, representing the amount due under the original notes plus an additional $400,000 borrowed from Mr. Pappajohn for working capital. As of August 15, 2003, a total of $6,127,500 has been borrowed from Mr. Pappajohn and Dr. Schaffer (both of whom are members of the Company's Board of Directors), inclusive of $256,985 unamortized debt discount, all of which is secured by the assets of the Company.


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

5. On April 10, 2003, the Company entered into a Note and Stock Purchase Agreement, which the Company intends to amend (the "Note and Stock Purchase Agreement") with certain investors (the "Investors"), including Mr. Pappajohn, a member of the Board of Directors of the Company, pursuant to which the Investors agreed to loan to the Company an aggregate of up to $3.5 million, $500,000 of which replaces notes payable to Mr. Pappajohn, which were outstanding at March 31, 2003. In consideration for the loans, the Company signed a series of promissory notes and intends to issue a total of 286,182 shares of Series D 9% Cumulative Preferred Stock ("Series D Preferred Stock") to the Investors, 198,128 of such shares were issued and outstanding at June 30, 2003. During the quarter ended June 30, 2003, the Company borrowed $2.5 million under the Note and Stock Purchase Agreement. The notes bear interest at a rate equal to the prime rate plus 3% per annum and mature on September 30, 2003. The 286,182 shares of Series D Preferred Stock are convertible into up to 34,341,840 shares of common stock of the Company, subject to the approval by the stockholders of the Company of an amendment to the Certificate of Incorporation, authorizing an increase in the number of outstanding shares of common stock of the Company necessary to provide for the issuance of common stock upon conversion of such shares. The 198,128 shares of Series D Preferred Stock outstanding at June 30, 2003 are convertible into 23,775,360 shares of common stock valued at $3,328,550. The total value received by the lenders was $5,828,550 in the combined stock and notes (the "Consideration"). In accordance with APB Opinion No. 14, a portion of the cash received totaling $1,427,692, is allocable to equity resulting in a debt discount in the same amount, which is amortized over the life of the loan. Holders of the Series D Preferred Stock have the right to elect two members of the Company's Board of Directors. Upon closing of a private placement of a minimum of $4 million in value of additional shares of Series D Preferred Stock and after the closing of the proposed acquisition of ACS, as contemplated by the Asset Purchase Agreement, any notes issued pursuant to the Note and Stock Purchase Agreement are convertible into Series D Preferred Stock. The purpose of the loan from the Investors is to provide funds to the Company for it to loan to ACS in order to provide working capital for the operations of ACS.


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


6. The calculations for the basic and diluted loss per share were based upon loss attributable to common stockholders of $2,496,016 and $3,023,722 and a weighted average number of common shares outstanding of 10,956,103 and 10,956,064 for the three and six month periods ended June 30, 2003 respectively. The calculations for the basic and diluted loss per share were based upon loss attributable to common stockholders of $579,019 and $1,263,040 and a weighted average number of common shares outstanding of 10,956,024 for both the three and six month periods ended June 30, 2002 respectively. Options totaling 1,114,040 and 1,115,740 to purchase shares of common stock were outstanding but not included in the computation of diluted loss per share for the three and six month periods ended June 30, 2003 and 2002, respectively, because the effect would have been antidilutive due to the net loss in those periods.

7. The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited consolidated financial statements, the Company incurred a net loss for the six month period ended June 30, 2003 of $1,511,404 and had negative working capital of $9,169,326 and a stockholders' deficit of $8,838,539 at June 30, 2003. These factors, among others, may indicate that the Company will be unable to continue as a going concern.


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

                                         Three Months Ended              Six Months Ended
                                              June 30,                       June 30,
                                          2003           2002           2003           2002
     Net loss attributable to common
     shareholders - as reported       ($2,496,016)     ($579,019)   ($3,023,722)    ($1,263,040)

     Stock Compensation expense       (    30,828)     (  33,565)   (    57,162)    (    67,802)
                                      ------------     ----------   ------------    ------------
     Net loss - pro forma             ($2,526,844)     ($612,584)   ($3,080,884)    ($1,330,842)

     Net loss per share - basic
       and diluted - as reported           ($0.23)        ($0.05)        ($0.28)         ($0.12)

     Net loss per share - basic
       and diluted - pro forma             ($0.23)        ($0.06)        ($0.28)         ($0.12)

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

9. Changes in additional paid in capital for the six month period ended June 30, 2003 were as follows:

     Balance as of December 31, 2002                           $ 24,132,153


     Series C dividends                                            (45,000)
     Series D dividends                                            (39,626)
     Value of 198,128 shares of Series D issued
         Portion of Debt Allocated to Stock                       1,427,692
         Beneficial Conversion Feature                            1,427,692
         Par value of Series D shares, par $0.01                    (1,981)
     Value of 400 shares common stock issued                             36
         Par value of common issued, par $0.01                          (4)
                                                        --------------------
                                                               $ 26,900,962
                                                        ====================

10. Subsequent to the issuance of its financial statements for the quarter ended June 30, 2003, the Company determined that it accounted for the issuance of preferred stock incorrectly. The Company had accounted for the issuance of the preferred stock under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation", and incorrectly recorded an asset for debt issuance costs of $3,328,550 with a corresponding increase to equity. Since the preferred stock was issued in connection with borrowing by the Company, the Company should have accounted for the issuance of the preferred stock in accordance with Accounting Principles Board Option No. 14 ("APB No. 14"). Accordingly, a portion of the borrowing must be allocated to the preferred stock which gives rise to a debt discount associated with the borrowings. The total borrowings were $2,500,000 in the second quarter ended June 30, 2003 and the resulting debt discount and value assigned to the preferred stock totaled $1,427,692. The debt discount is amortized over the term of the borrowings, which is six months. Additionally, a beneficial conversion feature has arisen since the value recorded for the preferred stock, which is convertible into common stock, totaling $1,427,692 is less than the fair value of the common stock totaling $3,328,550. While the resulting beneficial conversion feature totals $1,900,858, the Company can only record a beneficial conversion equal to the value of the preferred stock recorded, $1,427,692. Such amount is reflected in the net loss attributable to common stockholders for the three and six month periods ended June 30, 2003 because the preferred stock is immediately convertible into the Company's common stock.

     The principal effects of the restatement are summarized in the following table:

     As of June 30, 2003:

                                                  As Previously
                                                     Reported     As Restated
Debt issuance costs                             $    1,664,275 $         -
Total assets                                    $    5,147,058 $    3,482,783
  Borrowings from directors                     $    6,127,500 $    5,870,516
  Borrowings from shareholders                  $    1,600,000 $    1,143,138
  Total current liabilities                     $   13,035,168 $   12,321,322
  Additional paid-in capital                    $   27,374,128 $   26,900,962
  Accumulated deficit                           $ (35,374,783) $ (35,852,046)
  Total stockholders' deficit                   $  (7,888,110) $  (8,838,539)
Total liabilities and stockholders' deficit     $    5,147,058 $    3,482,783


                                 Three Months Ended        Six Months Ended
                                   June 30,  2003           June 30, 2003
                            As reported   As Restated   As reported  As Restated

Financing Costs             $(1,664,275) $  (713,846)  $(1,664,275) $  (713,846)
Net loss                    $(1,956,627) $(1,006,198)  $(2,461,833) $(1,511,404)
Convertible preferred
   stock dividends          $   (62,126) $(1,489,818)  $   (84,626) $(1,512,318)
Net loss attributable to
   common stockholders      $(2,018,753) $(2,496,016)  $(2,546,459) $(3,023,722)
Net loss per share
   basic and diluted        $     (0.18) $     (0.23)  $     (0.23) $     (0.28)

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


     Financing costs were $713,846 for the three and six month period ended June 30, 2003. This cost relates to the issuance of debt and equity to certain lenders based on the Note and Stock Purchase Agreement dated April 10, 2003, pursuant to which the investors agreed to make short term loans to the Company. The total value received by the lenders was $5,828,550 in the combined stock and notes (the "Consideration"). In accordance with APB Opinion No. 14, a portion of the cash received totaling $1,427,692, is allocable to equity resulting in a debt discount in the same amount, which is amortized over the life of the loan. Because the term of the Note and Stock Purchase Agreement is approximately six months ending September 30, 2003, $713,846 was amortized during the three month period ended June 30, 2003, which represents 50% of the $1,427,692. The remaining $713,846 will be amortized during the 3 month period ending September 30, 2003. If additional amounts must be borrowed, there may be additional consideration to the lenders and additional financing costs associated with such loans.


     The Company recorded net interest expense of $154,764 and $296,217 for the three and six month periods ended June 30, 2003, respectively, as compared to $132,036 and $252,671 for the same respective periods of 2002, principally due to the net increase of interest expense on debt.

     Income (loss)


     The Company had a net loss attributable to the common stockholders after preferred stock dividends and a beneficial conversion feature associated with the Series D Preferred Stock issued, of $2,496,016 and $3,023,722 for the three and six month periods ended June 30, 2003, respectively, with a net loss per share of $0.23 and $0.28 per share for the same respective periods. The loss includes $713,846 in financing cost and $1,427,692 for the beneficial conversion feature. Without these costs, the Company had a net loss attributable to the common shareholders after preferred stock dividends, of $354,478 and $882,184 for the three and six month periods ended June 30, 2003, respectively, as compared to $579,019 and $1,263,040 for the three and six month periods ended June 30, 2002. This represents a net loss per common share of $0.03 and $0.08 for the three and six month periods ended June 30, 2003, which is comparable to the net loss of $0.05 and $0.12 per common share shown for the same respective periods of 2002.


     Liquidity and Capital Resources


     At June 30, 2003, the Company had a working capital deficit of $9,169,326 as compared to $6,135,451 at December 31, 2002. Through June 30, 2003, these amounts reflect the effects of the Company's continuing losses as well as increased borrowings, $3,000,000 of which was classified as a long-term liability at December 31, 2002 but is classified as a current liability at June 30, 2003. Since its inception, the Company has primarily funded its operations, working capital needs and capital expenditures from the sale of equity securities or the incurrence of debt.


     On March 28, 2003, the Company entered into an Amended and Restated Credit Agreement with Wells Fargo Bank Iowa, N.A., which extended the term of the Company's $3,000,000 credit facility to January 2, 2004, under substantially the same terms. Certain directors of the Company guaranteed this extension.

     The Company borrowed $1,050,000 for working capital from Mr. Pappajohn during the six month period ended June 30, 2003. On April 10, 2003, the Company replaced notes in the aggregate principal amount of $500,000 owed to Mr. Pappajohn with a new note for the principal amount of $900,000, representing the amount due under the original notes plus an additional $400,000 borrowed from Mr. Pappajohn for working capital. As of August 15, 2003, a total of $6,127,500 has been borrowed from Mr. Pappajohn and Dr. Schaffer (both of whom are members of the Company's Board of Directors), all of which is secured by the assets of the Company.

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


     On April 10, 2003, the Company entered into a Note and Stock Purchase Agreement, which the Company intends to amend (the "Note and Stock Purchase Agreement") with certain investors (the "Investors"), including Mr. Pappajohn, a member of the Board of Directors of the Company, pursuant to which the Investors agreed to loan to the Company an aggregate of up to $3.5 million, $500,000 of which replaces notes payable to Mr. Pappajohn, which were outstanding at March 31, 2003. In consideration for the loans, the Company signed a series of promissory notes and intends to issue a total of 286,182 shares of Series D 9% Cumulative Preferred Stock ("Series D Preferred Stock") to the Investors, 198,128 of such shares were issued and outstanding at June 30, 2003. During the quarter ended June 30, 2003, the Company borrowed $2.5 million under the Note and Stock Purchase Agreement. The notes bear interest at a rate equal to the prime rate plus 3% per annum and mature on September 30, 2003. The 286,182 shares of Series D Preferred Stock are convertible into up to 34,341,840 shares of common stock of the Company, subject to the approval by the stockholders of the Company of an amendment to the Certificate of Incorporation, authorizing an increase in the number of outstanding shares of common stock of the Company necessary to provide for the issuance of common stock upon conversion of such shares. The 198,128 shares of Series D Preferred Stock outstanding at June 30, 2003 are convertible into 23,775,360 shares of common stock valued at $3,328,550. The total value received by the lenders was $5,828,550 in the combined stock and notes (the "Consideration"). In accordance with APB Opinion No. 14, a portion of the cash received totaling $1,427,692, is allocable to equity resulting in a debt discount in the same amount, which is amortized over the life of the loan. Holders of the Series D Preferred Stock have the right to elect two members of the Company's Board of Directors. Upon closing of a private placement of a minimum of $4 million in value of additional shares of Series D Preferred Stock and after the closing of the proposed acquisition of ACS, as contemplated by the Asset Purchase Agreement, any notes issued pursuant to the Note and Stock Purchase Agreement are convertible into Series D Preferred Stock. The purpose of the loan from the Investors is to provide funds to the Company for it to loan to ACS in order to provide working capital for the operations of ACS.


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

Item 3. Controls and Procedures.

     Our management, with the participation of our Chief Executive Officer and Vice President, Financial Planning, has evaluated the effectiveness of our disclosure controls and procedure as of June 30, 2003. Based upon this evaluation, our Chief Executive Officer and Vice President, Financial Planning concluded that our disclosure controls and procedures are effective for the recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Such evaluation did not identify any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materally affect, our internal control over financial reporting.


     In light of our determination in November 2003 that it was necessary to restate our previously released consolidated financial statements for the three and six month periods ended June 30, 2003, our management directed that steps be taken to enhance the operation and effectiveness of our internal controls and procedures to ensure that we apply the proper accounting treatment to our lending transactions.

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     Borrowing from directors

     On April 10, 2003, the Company entered into a Note and Stock Purchase Agreement, which the Company intends to amend (the "Note and Stock Purchase Agreement") with certain investors (the "Investors"), including Mr. Pappajohn, a member of the Board of Directors of the Company, pursuant to which the Investors agreed to loan to the Company an aggregate of up to $3.5 million, $500,000 of which replaces notes payable to Mr. Pappajohn, which were outstanding at March 31, 2003. In consideration for the loans, the Company signed a series of promissory notes and intends to issue a total of 286,182 shares of Series D 9% Cumulative Preferred Stock ("Series D Preferred Stock") to the Investors, 198,128 of such shares were issued and outstanding at June 30, 2003. During the quarter ended June 30, 2003, the Company borrowed $2.5 million under the Note and Stock Purchase Agreement. The notes bear interest at a rate equal to the prime rate plus 3% per annum and mature on September 30, 2003. The 286,182 shares of Series D Preferred Stock are convertible into up to 34,341,840 shares of common stock of the Company, subject to the approval by the stockholders of the Company of an amendment to the Certificate of Incorporation, authorizing an increase in the number of outstanding shares of common stock of the Company necessary to provide for the issuance of common stock upon conversion of such shares. The 198,128 shares of Series D Preferred Stock outstanding at June 30, 2003 are convertible into 23,775,360 shares of common stock valued at $3,328,550. The total value received by the lenders was $5,828,550 in the combined stock and notes (the "Consideration"). In accordance with APB Opinion No. 14, a portion of the cash received totaling $1,427,692, is allocable to equity resulting in a debt discount in the same amount, which is amortized over the life of the loan. Holders of the Series D Preferred Stock have the right to elect two members of the Company's Board of Directors. Upon closing of a private placement of a minimum of $4 million in value of additional shares of Series D Preferred Stock and after the closing of the proposed acquisition of ACS, as contemplated by the Asset Purchase Agreement, any notes issued pursuant to the Note and Stock Purchase Agreement are convertible into Series D Preferred Stock. The purpose of the loan from the Investors is to provide funds to the Company for it to loan to ACS in order to provide working capital for the operations of ACS. See "Liquidity and Capital Resources".

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


Date: November 4, 2003                    /s/Roger L. Chaufournier
      ------------------------------      -----------------------------------
                                          Roger L. Chaufournier
                                          Director, President and
                                          Chief Executive Officer
                                          (authorized officer)

Date: November 4, 2003                    /s/Kent A. Tapper
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

                 Statement of Computation of Per Share Earnings

PATIENT INFOSYSTEMS, INC.

                                               Three Months Ended                   Six Months Ended
                                                    June 30,                            June 30,
                                               2003            2002             2003               2002
                                               ----            ----             ----               ----
                                          (As restated,                     (As restated,
                                           see Note 10)                      see Note 10)
Net loss                                 $ (1,006,198)     $ (556,519)   $ (1,511,404)       $ (1,218,040)

Convertible preferred Stock dividends      (1,489,818)        (22,500)     (1,512,318)            (45,000)
                                           -----------        --------     -----------            --------

Net loss attributable to
     Common Stockholders                 $ (2,496,016)     $ (579,019)   $ (3,023,722)       $ (1,263,040)
                                         -------------     -----------   -------------       -------------

Weighted average common shares             10,956,103      10,956,024       10,956,064         10,956,024
                                           -----------     -----------      -----------        -----------

Net loss per share - Basic and diluted        $ (0.23)        $ (0.05)        $ (0.28)            $ (0.12)
                                              ========        ========        ========            ========