Form 10QSB
period 2003-09-30
PATIENT INFOSYSTEMS INC
filed 2003-11-14
CIK 1017813

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB



[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:             September 30, 2003
                                 -----------------------------------------------


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

                                 (585) 242-7200
                           (Issuer's telephone number)

     As of November 13, 2003, 10,956,424 of the Company's common stock, par value $.01 per share, were outstanding.

     Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]


--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

PATIENT INFOSYSTEMS INC.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

ASSETS                                                                            September 30, 2003  December 31, 2002
                                                                                  ------------------  -----------------
CURRENT ASSETS:
  Cash and cash equivalents                                                                 $ 747,405           $ 5,011
  Accounts receivable                                                                         156,776           441,216
  Notes receivable                                                                          3,100,000           200,000
  Prepaid expenses and other current assets                                                   186,499           105,827
                                                                                  --------------------------------------
        Total current assets                                                                4,190,680           752,054

Property and equipment, net                                                                   184,618           285,747

Intangible assets (net of accumulated amortization of $550,937 and $443,258)                   71,786           179,465
                                                                                  --------------------------------------
TOTAL ASSETS                                                                              $ 4,447,084       $ 1,217,266
                                                                                  ======================================
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                                                          $ 644,091         $ 379,004
  Accrued salaries and wages                                                                  389,489           208,752
  Borrowings from directors                                                                 6,330,648         5,077,500
  Borrowings from shareholders                                                              1,815,447                 -
  Line of credit                                                                            3,000,000                 -
  Accrued expenses                                                                            454,665           351,621
  Accrued interest                                                                          1,169,762           713,554
  Deferred revenue                                                                            146,760           157,074
                                                                                  --------------------------------------
        Total current liabilities                                                          13,950,862         6,887,505
                                                                                  --------------------------------------

LINE OF CREDIT                                                                                      -         3,000,000

STOCKHOLDERS' DEFICIT:
  Preferred stock - $.01 par value:  shares authorized: 5,000,000
    Series C, 9% cumulative, convertible, issued and outstanding - 100,000                      1,000             1,000
    Series D, 9% cumulative, convertible, issued and outstanding - 286,182
       as of September 30, 2003                                                                 2,862                 -
  Common stock - $.01 par value:  shares authorized:
     20,000,000; issued and outstanding - 10,956,024 as of December 31, 2002 and
        10,956,454 as of September 30, 2003                                                   109,564           109,560
  Additional paid-in capital                                                               28,022,144        24,132,153
  Accumulated deficit                                                                    (37,639,348)      (32,912,952)
                                                                                  --------------------------------------
        Total stockholders' deficit                                                       (9,503,778)       (8,670,239)
                                                                                  --------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                               $ 4,447,084       $ 1,217,266
                                                                                  ======================================

See notes to unaudited consolidated financial statements.

PATIENT INFOSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------

                                                            Three Months Ended               Nine Months Ended
                                                              September 30,                    September 30,
                                                           2003            2002             2003            2002
                                                           ----            ----             ----            ----

REVENUES
  Operations Fees                                        $ 499,506       $ 521,220      $ 1,725,611     $ 1,477,176
  Consulting Fees                                          928,306          63,000        2,226,157         122,538
  Licensing Fees                                              1880            1880            5,640          28,430
                                                     ---------------------------------------------------------------
       Total revenues                                    1,429,692         586,100        3,957,408       1,628,144
                                                     ---------------------------------------------------------------
COSTS AND EXPENSES
  Cost of sales                                          1,107,776         467,162        3,054,233       1,416,741
  Sales and marketing                                      230,606         192,533          675,667         546,096
  General and administrative                               341,526         238,184          913,836         894,819
  Research and development                                  35,060          26,242          100,288          73,878
                                                     ---------------------------------------------------------------
        Total costs and expenses                         1,714,968         924,121        4,744,024       2,931,534
                                                     ---------------------------------------------------------------
OPERATING LOSS                                           (285,276)       (338,021)        (786,616)     (1,303,390)

OTHER EXPENSE
  Amortization of debt discount                          (754,101)               -      (1,467,947)              -
  Interest expense, net                                  (151,262)       (136,126)        (447,479)       (388,797)
                                                     ---------------------------------------------------------------
NET LOSS                                               (1,190,639)       (474,147)      (2,702,042)     (1,692,187)
                                                     ---------------------------------------------------------------
CONVERTIBLE PREFERRED STOCK DIVIDENDS                    (667,924)        (22,500)      (2,180,241)        (67,500)
                                                     ---------------------------------------------------------------
NET LOSS ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                                $ (1,858,563)     $ (496,647)    $ (4,882,283)   $ (1,759,687)
                                                     ===============================================================
NET LOSS PER SHARE - BASIC
   AND DILUTED                                            $ (0.17)        $ (0.05)         $ (0.45)        $ (0.16)
                                                     ===============================================================
WEIGHTED AVERAGE COMMON SHARES                          10,956,424      10,956,024       10,956,185      10,956,024
                                                     ===============================================================

See notes to unaudited consolidated financial statements.

PATIENT INFOSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------
                                                                                 Nine Months           Nine Months
                                                                                    Ended                 Ended
                                                                             September 30, 2003    September 30, 2002
OPERATING ACTIVITIES:
  Net loss                                                                     $ (2,702,042)         $ (1,692,187)
  Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                                                  236,552               292,642
      Amortization of debt discount                                                1,467,947                     -
      Gain on sale of property                                                             -                 (400)
      Decrease (increase) in accounts receivable, net                                284,440              (11,233)
      Increase in prepaid insurance, expenses and other current assets              (80,672)               (6,932)
      Increase in accounts payable                                                   265,087                 5,349
      Increase in accrued salaries and wages                                         180,737                61,088
      Increase in accrued expenses                                                   403,365               261,201
      Decrease in deferred revenue                                                  (10,314)              (21,576)
                                                                           ----------------------------------------
            Net cash provided by (used in) operating activities                       45,100           (1,112,048)
                                                                           ----------------------------------------
INVESTING ACTIVITIES:
  Property and equipment additions                                                  (27,744)               (7,060)
  Proceeds form the sale of property                                                       -                   400
  Notes receivable                                                               (2,900,000)                     -
                                                                           ----------------------------------------
          Net cash used in investing activities                                  (2,927,744)               (6,660)
                                                                           ----------------------------------------
FINANCING ACTIVITIES:
  Borrowing from directors, net                                                    1,500,000               660,000
  Borrowing from stockholders                                                      2,125,002                     -
  Line of credit borrowings                                                                -               500,000
  Exercise of incentive stock options                                                     36                     -
                                                                           ----------------------------------------
            Net cash provided by financing activities                              3,625,038             1,160,000
                                                                           ----------------------------------------
NET INCREASE IN CASH AND CASH  EQUIVALENTS                                           742,394                41,292

CASH AND CASH EQUIVALENTS AT  BEGINNING OF PERIOD                                      5,011                29,449
                                                                           ----------------------------------------
CASH AND CASH EQUIVALENTS AT  END OF PERIOD                                       $ 747,405              $ 70,741
                                                                           ========================================
Supplemental disclosures of non-cash information
  Dividend declared on convertible preferred stock                                $ 155,887              $ 67,500
                                                                           ========================================
  Beneficial conversion feature of convertible preferred stock                   $ 2,024,354
                                                                           =================
  Debt discount associated with borrowing                                        $ 2,024,354
                                                                           =================

See notes to unaudited consolidated financial statements.

PATIENT INFOSYSTEMS, INC.


Notes to Unaudited Consolidated Financial Statements for the period ended September 30, 2003

1. The accompanying consolidated financial statements for the three month periods ended September 30, 2003 and September 30, 2002 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.
     These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Certain 2002 amounts have been reclassified to conform to 2003 presentations. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results for the entire year ending December 31, 2003.

2. On March 28, 2003, the Company entered into an Amended and Restated Credit Agreement with Wells Fargo Bank Iowa, N.A., which extended the term of the $3,000,000 credit facility to January 2, 2004, under substantially the same terms. Certain directors of the Company guaranteed this extension.

3. The Company borrowed $1,500,000 for working capital from Mr. Pappajohn during the nine month period ended September 30, 2003. On April 10, 2003, the Company replaced notes in the aggregate principal amount of $500,000 owed to Mr. Pappajohn with a new note for the principal amount of $900,000, representing the amount due under the original notes plus an additional $400,000 borrowed from Mr. Pappajohn for working capital. As of November 13, 2003, a total of $6,577,500 has been borrowed from Mr. Pappajohn and Dr. Schaffer (both of whom are members of the Company's Board of Directors), inclusive of $246,852 of unamortized debt discount, all of which is secured by the assets of the Company.

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

4. On September 23, 2002, the Company signed an agreement to acquire substantially all the assets of American Care Source (ACS), headquartered in Dallas, Texas. This Asset Purchase Agreement was amended and restated on April 10, 2003 and further amended on July 30, 2003 and October 8, 2003 (hereinafter, the amended and restated Asset Purchase Agreement, as amended, is referred to as the "Asset Purchase Agreement"). ACS is an ancillary healthcare benefits management company. It provides a bridge connecting healthcare payers and the providers of ancillary healthcare services. Ancillary healthcare services include a broad array of services that supplement or support the care provided by hospitals and physicians, including the non-physician services associated with outpatient surgery centers, free-standing diagnostic imaging centers, home infusion, durable medical equipment, orthotics and prosthetics, laboratory and many other services. These ancillary services are provided to patients as benefits under group health plans and workers' compensation plans. ACS manages the administration of these ancillary healthcare benefits.

5. On April 10, 2003, the Company entered into a Note and Stock Purchase Agreement, which the Company amended on September 11, 2003 (the "Note and Stock Purchase Agreement") with certain investors (the "Investors"), including Mr. Pappajohn, a member of the Board of Directors of the Company, pursuant to which the Investors agreed to loan to the Company an aggregate of up to $3.5 million, $500,000 of which replaces notes payable to Mr. Pappajohn, which were outstanding at March 31, 2003. In consideration for the loans, the Company signed a series of promissory notes and issued a total of 286,182 shares of Series D 9% Cumulative Preferred Stock ("Series D Preferred Stock") to the Investors. The notes that were outstanding at June 30, 2003 totaling $2,5 million (the "Original Notes") were replaced with new notes of equal value. Except for the maturity date of November 30, 2003, the replacement notes have substantially the same terms as the Original Notes. During the quarter ended September 30, 2003, the Company borrowed $1 million under the Note and Stock Purchase Agreement, resulting in a total borrowings of $3.5 million at September 30, 2003 and the Note and Stock Purchase Agreement. All the notes bear interest at a rate equal to the prime rate plus 3% per annum and mature on November 30, 2003. The 286,182 shares of Series D Preferred Stock are convertible into up to 34,341,840 shares of common stock valued at $4,807,858. The total value received by the lenders for borrowings was $8,307,858. In accordance with APB Opinion No. 14, a portion of the cash received totaling $596,662 and $2,024,354 for the three and nine month periods ended September 30, 2003, respectively, is allocable to equity resulting in a debt discount in those same amounts, which is amortized over the life of the loan. Holders of the Series D Preferred Stock have the right to elect two members of the Company's Board of Directors. Upon closing of a private placement of a minimum of $4 million in value of additional shares of Series D Preferred Stock and after the closing of the proposed acquisition of ACS, as contemplated by the Asset Purchase Agreement, any notes issued pursuant to the Note and Stock Purchase Agreement are convertible into Series D Preferred Stock. The purpose of the loan from the Investors is to provide funds to the Company for it to loan to ACS in order to provide working capital for the operations of ACS.

     Simultaneously with the closing of the Note and Stock Purchase Agreement, the Company and ACS entered into a Credit Agreement subsequently amended on July 30, 2003 (the "Credit Agreement") pursuant to which the Company agreed to loan to ACS up to an aggregate of $3.4 million secured by all of the assets of ACS. As of September 30, 2003, the Company had notes receivable of $3.1 million from ACS. Patient Infosystems received warrants to purchase 26,344 shares of common stock of ACS, exercisable only if the Asset Purchase Agreement with ACS is terminated. Additional warrants to purchase ACS common stock may be issued depending on the total amount of funds it borrows from the Company under the Credit Agreement.

6. The calculations for the basic and diluted loss per share were based upon loss attributable to common stockholders of $1,858,563 and $4,882,283 and a weighted average number of common shares outstanding of 10,956,424 and 10,956,185 for the three and nine month periods ended September 30, 2003, respectively. The calculations for the basic and diluted loss per share were based upon loss attributable to common stockholders of $496,647 and $1,759,687 and a weighted average number of common shares outstanding of 10,956,024 for both the three and nine month periods ended September 30, 2002, respectively. Options totaling 1,114,040 and 1,115,140 to purchase shares of common stock were outstanding but not included in the computation of diluted loss per share for the three and nine month periods ended September 30, 2003 and 2002, respectively, because the effect would have been antidilutive due to the net loss in those periods.

7. The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited consolidated financial statements, the Company incurred a net loss for the nine month period ended September 30, 2003 of $4,882,283 and had negative working capital of $9,760,182 and a stockholders' deficit of $9,503,778 at September 30, 2003. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

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


                                               Three Months Ended             Nine Months Ended
                                                  September 30,                 September 30,
                                               2003           2002           2003           2002
                                               ----           ----           ----           ----
     Net loss attributable to common
     shareholders - as reported           ($1,858,563)     ($496,647)   ($4,882,283)    ($1,759,687)

     Stock compensation expense               (30,961)       (31,693)       (88,123)        (99,495)
                                          -----------------------------------------------------------
     Net loss - pro forma                 ($1,889,524)     ($528,340)   ($4,970,406)    ($1,859,182)

     Net loss per share - basic
       and diluted - as reported               ($0.17)        ($0.05)        ($0.45)         ($0.16)

     Net loss per share - basic
       and diluted - pro forma                 ($0.17)        ($0.05)        ($0.45)         ($0.17)


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using an assumed risk-free interest rates of 3.75% as of September 30, 2003 and an expected life of 7 years. The assumed dividend yield was zero. The Company has used a volatility factor of 1.56 for the year ended September 30, 2003. For purposes of pro forma disclosure, the estimated fair value of each option is amortized to expense over that option's vesting period and only the compensation expense related to the three and nine month periods ended September 30, 2002 and 2003 were used to adjust the net loss on a pro forma basis.

9. Changes in additional paid in capital for the nine month period ended September 30, 2003 were as follows:

     Balance as of  December 31, 2002                   $ 24,132,153

         Series C dividends                                 (67,500)
         Series D dividends                                 (88,387)
         Value of 286,182 shares of Series D issued
             Portion of debt allocated to stock            2,021,492
             Beneficial conversion feature                 2,024,354
         Value of 400 shares common stock issued                  32
                                                       -------------
                                                        $ 28,022,144
                                                       =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Management's discussion and analysis provides a review of the Company's operating results for the three and nine month periods ended September 30, 2003 as compared to the three and nine month periods ended September 30, 2002 and a review of the Company's financial condition at September 30, 2003 as compared to September 30, 2002 and December 31, 2002. The focus of this review is on the underlying business reasons for significant changes and trends affecting the revenues, net earnings and financial condition of the Company. This review should be read in conjunction with the accompanying unaudited consolidated financial statements.

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

     On May 29, 2002, the Company entered into a Strategic Marketing Partnership Agreement with USI Administrators, Inc. ("CBCA"). The Company and CBCA each gave the other the non-exclusive right to sell certain products and services. The supplier of the product or service is paid in accordance with an agreed fee schedule. The difference between the selling price and the fee schedule, if any, is the seller's fee entitlement. Either party may terminate the agreement at any time with 180 days notification.

     On September 23, 2002, the Company signed an agreement to acquire substantially all the assets of American Care Source (ACS), headquartered in Dallas, Texas. This Asset Purchase Agreement was amended and restated on April 10, 2003 and subsequently amended on July 30, 2003 and October 8, 2003 (hereinafter, the amended and restated Asset Purchase Agreement as amended, is referred to as the "Asset Purchase Agreement"). ACS is an ancillary healthcare benefits management company. It provides a bridge connecting healthcare payers and the providers of ancillary healthcare services. Ancillary healthcare services include a broad array of services that supplement or support the care provided by hospitals and physicians, including the non-physician services associated with outpatient surgery centers, free-standing diagnostic imaging centers, home infusion, durable medical equipment, orthotics and prosthetics, laboratory and many other services. These ancillary services are provided to patients as benefits under group health plans and workers' compensation plans. ACS manages the administration of these ancillary healthcare benefits.

     Under the terms of the Asset Purchase Agreement, the Company will acquire the assets of ACS in exchange for shares of common stock of the Company equal to approximately sixteen percent (16%) of the fully diluted outstanding common stock of the Company, without giving effect to a private placement anticipated to be completed prior to the closing of the acquisition in order to provide working capital. The ACS beneficial ownership of the Company will change depending of the terms and amount of equity sold in any private placement. The agreement contains various conditions to closing, some of which may not be satisfied. Therefore completion of the transaction cannot be assured until closing. Among the conditions to closing are the following:

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

o by either the Company or ACS if the other party materially breaches any of the representations, warranties, covenants or agreements set forth in the Asset Purchase Agreement at the time of its execution or on the closing date; or

o by either the Company or ACS if the other party fails to perform timely, in all material aspects the covenants and obligations that it is required to perform under Asset Purchase Agreement and such party does not obtain in writing a waiver of such performances;

     The Company has filed a preliminary proxy statement with the Securities and Exchange Commission with respect to a meeting of stockholders to obtain approval of, among other things, certain amendments to the Company's certificate of incorporation necessary to consummate the proposed transaction with ACS.

Results of Operations

     Revenues

     Revenues consist of revenues from operations, development fees and licensing fees. Revenues increased to $1,429,692 from $586,100 during the three months ended September 30, 2003 and 2002, respectively, or 144%. Revenues increased to $3,957,408 from $1,628,144 during the nine months ended September 30, 2003 and 2002, respectively, or 143%.

                                         Three Months Ended                Nine Months Ended
                                           September 30,                     September 30,
Revenues                               2003              2002            2003              2002
--------                               ----              ----            ----              ----
Operations Fees
  Consulting                        $ 928,306         $ 63,000      $ 2,226,157         $ 122,538
  Disease and demand management       467,726          472,892        1,600,730         1,302,505
  Surveys                              24,701           42,428           84,077           147,233
Development Fees                        7,079            5,900           40,804            27,438
Licensing Fees                          1,880            1,880            5,640            28,430
                                 ------------------------------   --------------------------------
Total Revenues                    $ 1,429,692        $ 586,100      $ 3,957,408       $ 1,628,144
                                 ------------------------------   --------------------------------


     The Company's consulting revenue was primarily attributable to assistance provided to organizations for the development of clinical registries used to increase effective management of patients with chronic disease. The Company is supporting the development, including project management and implementation, of a patient registry for federally qualified health centers, through a national initiative known as the Health Disparities Collaboratives. The Company participates in this project as a subcontractor of the Institute for Healthcare Improvement. While the Company anticipates that it will continue to provide these and other consulting services, no assurances can be given that the Company will continue to provide these services at the current levels, or at all, and revenue recognized during the three and nine month periods ended September 30, 2003 is not necessarily indicative of the results for the entire year ending December 31, 2003.

     The changes in the Company's disease and demand management revenue was primarily attributable to new customers and a joint marketing relationship that has contributed new sources of revenue net of revenue lost due to the termination of two customers. The new customers accounted for increased revenue of $125,307 and $386,153 for the three and nine month periods ended September 30, 2003. Revenues from the joint marketing relationship increased from $24,955 and $67,055 for the three and nine month periods ended September 30, 2002, respectively, to $226,999 and $571,688 for the same respective periods of 2003. The Company received revenue of $1,200 and $317,753 as compared to $330,157 and $859,730 for the three and nine month periods ended September 30, 2003 and 2002, respectively, from terminated service agreements. The Company has identified other possible new customers, but there can be no assurance that such prospects will contribute revenue in the near term, or at all.

     Development fee revenues were $7,079 and $5,900 for the three month periods ended September 30, 2003 and 2002, respectively and $40,804 and $27,438 for the nine month periods ended September 30, 2003 and 2002, respectively. The Company received development revenues from a variety of customers for modification of specific programs. The Company has completed substantially all services under these agreements and anticipates primarily receiving development fee revenues in connection with the enhancement of its existing programs. Development fee revenues include clinical, technical and operational design and modification of the Company's programs. The Company anticipates that revenue from development fees will continue to be low unless the Company enters into new development agreements.

     License fee revenues recognized from the Case Management Support System were $1,880 for the three month periods ended September 30, 2003 and 2002 and $5,640 and $28,430 for the nine month periods ended September 30, 2003 and 2002, respectively. The Company has not entered into any new licensing agreements for its Case Management Support System and the revenue for the current period reflects revenue generated exclusively from the existing agreement.

     Costs and Expenses

     Cost of sales includes salaries and related benefits, services provided by third parties, and other expenses associated with the implementation and delivery of the Company's consulting services, standard and customized population, demand and disease management programs. Cost of sales for the three and nine month periods ended September 30, 2003 was $1,107,776 and $3,054,233, respectively, as compared to $467,162 and $1,416,741 for the three and nine month periods ended September 30, 2002. The increase in these costs was primarily the result of increased operational activity. The Company's gross margin, being the percentage of revenues available to offset other costs and expenses after subtracting the cost of sales was 23% for the three and nine month periods ended September 30, 2003 as compared to 20% and 13% for the same respective periods of 2002. The Company anticipates that revenue must increase for it to recognize economies of scale adequate to improve its margins. No assurance can be given that revenues will increase or that, if they do, they will continue to exceed costs and expenses.

     Sales and marketing expenses consist primarily of salaries, related benefits, travel costs, sales materials and other marketing related expenses. Sales and marketing expenses for the three and nine month periods ended September 30, 2003 were $230,606 and $675,667, respectively, as compared to $192,533 and $546,096 for the same respective periods of 2002. Spending in this area has increased due to an increase in sales activity. The Company anticipates expansion of the Company's sales and marketing staff and expects it will continue to invest in the sales and marketing process, and that such expenses related to sales and marketing might increase in future periods.

     General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operating expenses of the Company. General and administrative expenses for the three and nine month periods ended September 30, 2003 were $341,526 and $913,836, as compared to $238,184 and $894,819 for the same respective periods of 2002. These expenditures have been incurred to maintain the corporate infrastructure necessary to support anticipated program operations. The increase in these expenses is due primarily to reversing a $114,953 accrued expense as a result of a renegotiated vendor contract during August of 2002.

     Research and development expenses consist primarily of salaries and related benefits and administrative costs associated with the development of certain components of the Company's integrated information capture and delivery system, as well as development of the Company's standardized disease management programs and the Company's Internet based technology products. Research and development expenses for the three and nine month periods ended September 30, 2003 were $35,060 and $100,288, respectively, as compared to $26,242 and $73,878 for the same respective periods of 2002.

     Amortization of debt discount was $754,101 and $1,467,947 for the three and nine month periods ended September 30, 2003, respectively. This cost relates to the issuance of equity to, and incurrence of debt from, certain lenders pursuant to the Note and Stock Purchase Agreement dated April 10, 2003 and as amended on September 11, 2003, pursuant to which the lenders agreed to make short term loans to the Company. The total value received by the lenders from the Company under the Note and Stock Purchase Agreement as amended was $8,307,858. In accordance with APB Opinion No. 14, a portion of the cash received totaling $1,427,692 and 596,662 for the quarters ended June 30 and September 30, 2003, respectively, is allocable to equity resulting in a debt discount in those same amounts, which is amortized over the life of the loan. As of September 30, 2003, the Company had amortized $1,467,947 of the total debt discount of $2,024,354. The remaining $556,407 will be amortized over the two month period ending
November 30, 2003. If additional amounts must be borrowed, there may be additional consideration to the lenders and additional financing costs associated with such loans, which may increase financing costs and may cause the life the life of this intangible asset to be adjusted.

     The Company recorded net interest expense of $151,262 and $447,479 for the three and nine month periods ended September 30, 2003, respectively, as compared to $136,126 and $388,797 for the same respective periods of 2002, principally due to the net increase of interest expense on debt.

     Income (loss)

     The Company had a net loss attributable to the common stockholders after preferred stock dividends, of $1,858,563 and $4,882,283 for the three and nine month periods ended September 30, 2003, respectively, with a net loss per share of $0.17 and $0.45 per share for the same respective periods. Without the financing cost of $754,101 and $1,467,947 and the beneficial conversion feature of $596,662 and $2,024,354 for the three and nine month periods ended September 30, 2003, respectively, the Company had a net loss attributable to the common shareholders after preferred stock dividends, of $507,800 and $1,389,982 for the three and nine month periods ended September 30, 2003, respectively, as compared to $496,647 and $1,759,687 for the three and nine month periods ended September 30, 2002. This represents a net loss per common share of $0.05 and $0.13 for the three and nine month periods ended September 30, 2003, compared to the net loss of $0.05 and $0.16 per common share shown for the same respective periods of 2002.

     Liquidity and Capital Resources

     At September 30, 2003, the Company had a working capital deficit of $9,760,182 as compared to $6,135,451 at December 31, 2002. Through September 30, 2003, these amounts reflect the effects of the Company's continuing losses as well as increased borrowings, $3,000,000 of which was classified as a long-term liability at December 31, 2002 but is classified as a current liability at September 30, 2003. Since its inception, the Company has primarily funded its operations, working capital needs and capital expenditures from the sale of equity securities or the incurrence of debt.

     On March 28, 2003, the Company entered into an Amended and Restated Credit Agreement with Wells Fargo Bank Iowa, N.A., which extended the term of the Company's $3,000,000 credit facility to January 2, 2004, under substantially the same terms. Certain directors of the Company guaranteed this extension.

     The Company borrowed $1,500,000 for working capital from Mr. Pappajohn during the nine month period ended September 30, 2003. On April 10, 2003, the Company replaced notes in the aggregate principal amount of $500,000 owed to Mr. Pappajohn with a new note for the principal amount of $900,000, representing the amount due under the original notes plus an additional $400,000 borrowed from Mr. Pappajohn for working capital. As of November 13, 2003, a total of $6,577,500 has been borrowed from Mr. Pappajohn and Dr. Schaffer (both of whom are members of the Company's Board of Directors), inclusive of $246,852 of unamortized debt discount, all of which is secured by the assets of the Company.

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

     On April 10, 2003, the Company entered into a Note and Stock Purchase Agreement, which the Company amended on September 11, 2003 (the "Note and Stock Purchase Agreement") with certain investors (the "Investors"), including Mr. Pappajohn, a member of the Board of Directors of the Company, pursuant to which the Investors agreed to loan to the Company an aggregate of up to $3.5 million, $500,000 of which replaces notes payable to Mr. Pappajohn, which were outstanding at March 31, 2003. In consideration for the loans, the Company signed a series of promissory notes and issued a total of 286,182 shares of Series D 9% Cumulative Preferred Stock ("Series D Preferred Stock") to the Investors. The notes that were outstanding at June 30, 2003 totaling $2.5 million (the "Original Notes") were replaced with new notes of equal value. Except for the maturity date of November 30, 2003, the replacement notes have substantially the same terms as the Original Notes. During the quarter ended September 30, 2003, the Company borrowed $1 million under the Note and Stock Purchase Agreement, resulting in total borrowings of $3.5 million at September 30, 2003 and the Note and Stock Purchase Agreement. All the notes bear interest at a rate equal to the prime rate plus 3% per annum and mature on November 30, 2003. The 286,182 shares of Series D Preferred Stock are convertible into 34,341,840 shares of common stock of the Company, valued at $4,807,858. The total value received by the lenders for borrowings was $8,307,858. In accordance with APB Opinion No. 14, a portion of the cash received totaling $596,662 and $2,024,354 for the three and nine month periods ended September 30, 2003, respectively, is allocable to equity resulting in a debt discount in those same amounts, which is amortized over the life of the loan. Holders of the Series D Preferred Stock have the right to elect two members of the Company's Board of Directors. Upon closing of a private placement of a minimum of $4 million in value of additional shares of Series D Preferred Stock and after the closing of the proposed acquisition of ACS, as contemplated by the Asset Purchase Agreement, any notes issued pursuant to the Note and Stock Purchase Agreement are convertible into Series D Preferred Stock. The purpose of the loan from the Investors is to provide funds to the Company for it to loan to ACS in order to provide working capital for the operations of ACS.

     Simultaneously with the closing of the Note and Stock Purchase Agreement, the Company and ACS entered into a Credit Agreement subsequently amended on July 30, 2003 (the "Credit Agreement") pursuant to which the Company agreed to loan to ACS up to an aggregate of $3.4 million secured by all of the assets of ACS. As of September 30, 2003, the Company had notes receivable of $3.1 million from ACS. Patient Infosystems received warrants to purchase 26,344 shares of common stock of ACS, exercisable only if the Asset Purchase Agreement with ACS is terminated. Additional warrants to purchase ACS common stock may be issued depending on the total amount of funds it borrows from the Company under the Credit Agreement.

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


     Inflation

     Inflation did not have a significant impact on the Company's costs during the three and nine month periods ended September 30, 2003 and 2002. The Company continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

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

Item 3. Controls and Procedures.

     Our management, with the participation of our Chief Executive Officer and Vice President, Financial Planning, has evaluated the effectiveness of our disclosure controls and procedure as of September 30, 2003. Based upon this evaluation, our Chief Executive Officer and Vice President, Financial Planning concluded that our disclosure controls and procedures are effective for the recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Such evaluation did not identify any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

     Borrowing from directors

     On April 10, 2003, the Company entered into a Note and Stock Purchase Agreement, which the Company amended on September 11, 2003 (the "Note and Stock Purchase Agreement") with certain investors (the "Investors"), including Mr. Pappajohn, a member of the Board of Directors of the Company, pursuant to which the Investors agreed to loan to the Company an aggregate of up to $3.5 million, $500,000 of which replaces notes payable to Mr. Pappajohn, which were outstanding at March 31, 2003. In consideration for the loans, the Company signed a series of promissory notes and issued a total of 286,182 shares of Series D 9% Cumulative Preferred Stock ("Series D Preferred Stock") to the Investors. The notes that were outstanding at June 30, 2003 totaling $2.5 million (the "Original Notes") were replaced with new notes of equal value. Except for the maturity date of November 30, 2003, the replacement notes have substantially the same terms as the Original Notes. All the notes bear interest at a rate equal to the prime rate plus 3% per annum and mature on November 30, 2003. The 286,182 shares of Series D Preferred Stock are convertible into 34,341,840 shares of common stock of the Company, valued at $4,807,858. During the quarter ended September 30, 2003, the Company borrowed $1 million under the Note and Stock Purchase Agreement, resulting in total borrowings of $3.5 million at September 30, 2003 and the Note and Stock Purchase Agreement. The total value received by the lenders for borrowings was $8,307,858. In accordance with APB Opinion No. 14, a portion of the cash received totaling $596,662 and $2,024,354 for the three and nine month periods ended September 30, 2003, respectively, is allocable to equity resulting in a debt discount in those same amounts, which is amortized over the life of the loan. Holders of the Series D Preferred Stock have the right to elect two members of the Company's Board of Directors. Upon closing of a private placement of a minimum of $4 million in value of additional shares of Series D Preferred Stock and after the closing of the proposed acquisition of ACS, as contemplated by the Asset Purchase Agreement, any notes issued pursuant to the Note and Stock Purchase Agreement are convertible into Series D Preferred Stock. The purpose of the loan from the Investors is to provide funds to the Company for it to loan to ACS in order to provide working capital for the operations of ACS. See "Liquidity and Capital Resources".


Item 6.  Exhibits and Reports on Form 8-K


(a)  Exhibits

     See Exhibit Index.

(b)  Reports on Form 8-K:

         None.

     SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  PATIENT INFOSYSTEMS, INC.


Date: November 13, 2003                  /s/Roger L. Chaufournier
      ------------------------------    ------------------------------
                                            Roger L. Chaufournier
                                            Director, President and
                                            Chief Executive Officer
                                            (authorized officer)

Date: November 13, 2003                  /s/Kent A. Tapper
      ------------------------------    ------------------------------
                                            Kent A. Tapper
                                            Vice President, Financial Planning
                                            (principal accounting officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                       DESCRIPTION

11   Statements of Computation of Per Share Earnings.

10.67Amendment No1 to the Amended and Restated Agreement for the Purchase and Sale of Assets dated as of July 30, 2003 between Patient Infosystems and American Caresource Corporation.

10.68Amendment No1 to the Note and Stock Purchase Agreement dated as of September 11, 2003 between Patient Infosystems and a group of investors.

10.69Amendment  No1 to the Credit  Agreement  dated as of July 30, 2003  between
     Patient Infosystems and American Caresource Corporation.

10.70Amendment No2 to the Amended and Restated Agreement for the Purchase and Sale of Assets dated as of October 8, 2003 between Patient Infosystems and American Caresource Corporation.


31.1 Certification of Roger Chaufournier required by Rule 13a-14(a) or Rule 15d-14(a)

31.2 Certification of Kent Tapper required by Rule 13a-14(a) or Rule 15d-14(a)

32.1 Certification of Roger Chaufournier and Kent Tapper required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

Exhibit 11. Statement of Computation of Per Share Earnings

PATIENT INFOSYSTEMS, INC.

                                                     Three Months Ended                        Nine Months Ended
                                                        September 30,                            September 30,
                                                   2003               2002                  2003               2002
                                                   ----               ----                  ----               ----
Net loss                                       $ (1,190,639)       $ (474,147)          $ (2,702,042)      $ (1,692,187)

Convertible preferred Stock dividends              (667,924)          (22,500)            (2,180,241)           (67,500)
                                               -------------------------------          --------------------------------
Net loss attributable to
     Common Stockholders                       $ (1,858,563)       $ (496,647)          $ (4,882,283)      $ (1,759,687)
                                               -------------------------------          --------------------------------
Weighted average common shares                    10,956,424        10,956,024             10,956,185         10,956,024
                                               -------------------------------          --------------------------------
Net loss per share - Basic and diluted              $ (0.17)          $ (0.05)               $ (0.45)           $ (0.16)
                                               ===============================          ================================