Form 10KSB
period 2003-12-31
PATIENT INFOSYSTEMS INC
filed 2004-03-30
CIK 1017813

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

    X             Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:Yes _X_ No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ___ No _X_

As of March 25, 2004, the aggregate market value of the voting and nonvoting common stock held by nonaffiliates of the registrant was $12,084,880 and 2,416,976 shares of common stock were outstanding.

As of March 30, 2004, there were 6,002,854 shares of the issuer's common stock outstanding.


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

     Patient Infosystems is a health management solutions company that integrates clinical expertise with advanced Internet, call center and data management capabilities. Founded in 1995 as a disease management company, Patient Infosystems has evolved to offer a comprehensive portfolio of products and services designed to improve patient clinical outcomes and quality of life, reduce healthcare costs and facilitate patient-provider-payor communication. These products are now marketed under the label Care Team Connect for Health.

     Patient Infosystems has historically marketed its services to a broad range of clients, including self-insured employers and trust funds, insurance companies, pharmaceutical and medical equipment and device manufacturers, pharmacy benefit managers ("PBMs"), other healthcare payors, such as managed care organizations ("MCOs") and healthcare providers, including integrated delivery networks ("IDN's"). Current marketing efforts are targeted to self-insured employers, employer groups, union health and welfare funds, and others who pay for the health care of defined populations.

     During its first two years of operations, Patient Infosystems emphasized the development of pure disease management programs, which accounted for a substantial portion of its revenue through 1997. However, beginning in 1998, Patient Infosystems devoted resources to the development of broader applications of its technology platform, and its additional products grew to account for nearly 45% of the total revenue of Patient Infosystems during the fiscal year ended December 31, 2002. During 2003, the Company further expanded its product mix to include services in support of providers and their clinical improvement efforts. These services include support for development, training and maintenance of clinical registry software, consultative services in improvement methodologies and support of web-based informational and reporting resources. On December 31, 2003, Patient Infosystems acquired the assets of American Caresource Corporation ("ACS"). ACS provides ancillary benefits management services, including a network of ancillary specialty providers and value-added services that assist our clients control the cost of a range of ancillary medical services.

     The Care Team Connect portfolio now represents 40% percent of the Company's revenue; innovation and improvement services for providers represent 60% of the 2003 revenue.

Products and Capabilities

Care Team Connect for Health

          Care Team Connect for Health, which is Patient Infosystems' principal product line, provides a complete solution for population health management that can be marketed as a comprehensive solution or a set of discrete services that complement a client's existing operations. Care Team Connect integrates a number of components that had historically been marketed by the Company as stand alone products. During the 2002 year, the clinical content of these components was revised and all components were migrated to an updated technology platform. During 2003, the Care Team Connect product was expanded to include certain wellness services, as well as utilization management and case management services, provided through subcontract relationships with partner organizations. Care Team Connect includes the following:

     o  24-hour nurse help/triage line,
     o  Population analysis and identification,
     o  Disease management services,
     o  Care management,
     o  Smoking cessation program,

     Nurse help line

          The Care Team Connect for Health nurse help line is a triage, advice, referral and health-counseling service that provides employees and members with round-the-clock access to registered nurses who use algorithm-based assessment tools and have access to provider and/or network information. The help line can provide users with information about a specific health problems or answers to their health-related questions. Use of nationally recognized clinical algorithms assist callers in determining the most cost-effective options for acute care treatment and has effectively been able to reduce the use of emergency rooms and after hours physician contact. Through the Nurse Help Line, individuals may also be identified for referral into disease management or case management intervention. The nurse help line is operated from Patient Infosystems' Utilization Review Accreditation Commission ("URAC") accredited call center.

     Population analysis and identification

          As part of its disease management services, Patient Infosystems provides comprehensive medical and pharmaceutical claims analysis that includes the administration of proprietary algorithms to identify patients with chronic disease and then stratifies them by level of risk for high resource utilization.

          The stratification algorithm employed is categorical in nature as patients are classified into low, moderate, high and critical groupings. The data employed in the algorithm are both nominal (using claim codes known as "ICD9" and procedure codes known as "CPT") and ratio (usage of resources). The nominal data determines the presence of a particular chronic condition and thus identifies patients with a specific condition. A combination of the nominal and ratio data, as defined in the algorithm for each condition, determines the risk level for the individual patient.

          Following identification and stratification, patients/employees can be enrolled into the appropriate (low, moderate or high) disease management intervention program.

          The first time the claims analysis is completed on the client's historical claims data, the client will be provided with a summary report that profiles its population as related to health care dollars spent, prevalence of disease, and the numbers of identified at-risk members by risk level. Claims data is used on a retrospective basis to assess the financial impact of the Care Team Connect programs and calculate savings and return on investment.

     Disease management services

          Patient Infosystems' disease management services are provided for individuals with a diagnosis of asthma, diabetes, hypertension, or congestive heart failure. These services are comprehensive in approach and focus on both the medical and behavioral aspects of chronic health care management. The programs involve clinical assessments and the delivery of messages on self-care, medication compliance and treatment adherence. Through monitoring and on-going assistance, they empower the participants to become more proficient and proactive in managing their disease or condition. By including 24-hour access to the nurse help line, participants always have a place to turn for questions or issues that arise with their disease. The long-term goal of Patient Infosystems' disease management services is a judicious use of health care resources through health care education, as well as reinforcement of the provider's treatment plan.

          The disease management programs are based on nationally recognized treatment guidelines for each disease state. The programs provide condition-specific assessment, support and education with behavior-based interventions according to the patient's identified risk level. Each of Patient Infosystems' chronic condition management programs is reviewed and updated as needed on an annual basis to assure that these programs reflect current knowledge and practices in clinical management.

          Disease management interventions include various components according to the risk level of the target individual. These components are as follows:

     ---------------------------------------------------------------------
                     o  Quality of life surveys
     Low risk:       o  Reminders
                     o  Static educational mailings
                     o  24-hour nurse help line
     ---------------------------------------------------------------------
                     o  Nurse engagement
     Moderate risk:  o  Quality of life surveys
                     o  Chronic condition management program
                     o  Reminders
                     o  Static educational mailings
                     o  24-hour nurse help line
     ---------------------------------------------------------------------
                     o  Nurse engagement
     High risk:      o  Quality of life surveys
                     o  "Gold" chronic condition management program
                     o  Telemonitoring signs and symptoms assessment
                     o  Reminders
                     o  Static educational mailings
                     o  24-hour nurse help line
     ----------------------------------------------------------------------
                     o  Dedicated registered nurse as disease care
     Critical risk:       manager
                     o  Baseline clinical assessment and treatment
                          action plan
                     o  Regularly scheduled on-going clinical patient
                          assessments
     ----------------------------------------------------------------------

          Disease management program components

          Nurse engagement call

               All moderate, high and critical risk disease management programs begin with a nurse engagement call. The nurse care counselor explains the specific program for which the member is targeted and the benefits of the program, while starting to build a relationship with the member. The nurse care counselor confirms the patient's acceptance to participate and obtains pertinent member information.

               The nurse intervention assesses specific areas of clinical management based on national clinical practice guidelines. Specific to each disease, these include the following types of information:

          o  Healthcare utilization.
          o  Disease status.
          o  Functional status.
          o  Quality of care.
          o  Treatment adherence and self-care practices.
          o  Education/knowledge.
          o  Motivation and program evaluation.

               The assessment focuses on the most important health behaviors the patient must manage in order to effectively control symptoms of their disease.

          Chronic condition management program

               Moderate risk patients are enrolled in our chronic condition management programs. Each of the chronic condition management programs utilize a combination of telephone and mail interventions to monitor patients while providing educational information about disease-specific treatment guidelines.

               By providing unique, individually tailored intervention strategies, Patient Infosystems provides each patient with personalized, educational feedback and positive reinforcement, both verbally and through written communication. Each telephonic intervention also generates an on-demand published report for the patient's physician/case manager.

          "Gold" chronic condition management program

               High risk patients are enrolled in our "gold" chronic condition management program. The "gold" program includes all of the components of the chronic condition management programs described previously, plus the incorporation of symptom assessment and monitoring throughout the duration of the contract.

          Quality of life re-assessment and on-going monitoring

               Quality of life surveys are periodically administered to assess patients' functional status.

          Educational mailings

               During the re-assessment and on-going monitoring portion of the program, patients receive disease-specific educational or reminder mailings.

          Reminders

               Patients are periodically reminded of preventive measures they should take to better manage their health.


          Disease care management for critical risk patients

               Disease care management is a specialized  clinical  intervention.
          The highly specialized clinical support by a registered nurse provides the management and coordination of patient care services for critical-risk individuals in a population.

          The program's key functions are the following:

          1.   One-on-one support by a dedicated registered nurse.

          2.   Establishing  an  extensive  baseline  clinical   assessment  and
               treatment action plan.

          3. Regularly scheduled on-going clinical patient assessments that include extensive disease monitoring and surveillance.

               All  facets  of the  individual's  care are  comprehensively  and
          regularly   reviewed   by  the  disease   care   manager  and  regular
          communication is made with all members of the health care team.

               At any point during a disease care management intervention, if the patient is assessed to require even more intense management, the Nurse will connect the patient with traditional case management.

     Care management services

          Care management programs include the components of utilization management and case management and ensure that participants receive quality medical care at the best possible price, while maximizing plan benefits. The programs assist in avoiding unnecessary expenditures with an objective, information-intensive approach that combines clinical judgment with accepted practice patterns.

          Care management services are provided through subcontracts with partner companies that are accredited by URAC. All policies and procedures reflect compliance with URAC standards and are further developed to ensure compliance with the legislative requirements of the states in which utilization review functions are performed.

          The data collected from the Care Team Connect for Health interventions is stored in an integrated information warehouse which links the numerous programs and services. This integrated data warehouse allows our clients, the patient's providers and other associated service providers access to program data as necessary in order to best manage the member's health.

     Smoking Cessation Services

          During 2003, Patient Infosystems began providing the call center operations for a smoking cessation program which is owned by and marketed by Behavioral Solutions. Patient Infosystems has the right to independently market this program for direct sales.

Provider innovation and improvement support

          In 2003, Patient Infosystems expanded its role in services to certain federally funded health centers that are sponsored by the Bureau of Primary Healthcare through the Institute for Healthcare Improvement that promote disease management programs directly to the providers in the health centers.

     Population Health Disease Management Systems and Strategies

          Patient Infosystems provides technical assistance to the health centers relative to management of chronic disease. This includes organizations such as the federal government, health plans, state primary care associations, and the National Association of Community Health Centers.

     Learning Organization Services

          Patient Infosystems serves as a teaching organization promoting improvement in care delivery systems. This includes logistics support for learning sessions, training; recruitment, development and support of faculty, subject matter experts in key topics; training in improvement methods and knowledge management of best practices. Topics include chronic disease management, idealized clinical practice design and the business case for planned care. Patient Infosystems collaborates with the Institute for Healthcare Improvement on such initiatives.

     Technical assistance

          Patient Infosystems assists with the development of clinical registries used to more effectively manage patients with chronic disease. Patient Infosystems services include (i) project management and Implementation of a patient registry for federally qualified health centers through a national initiative known as the Health Disparities Collaboratives and (ii) Patient Infosystems provides technical assistance in web based reporting applications for clinical outcomes. This project is administered as a subcontract through the Institute for Healthcare Improvement.

     Outcome Assessment, Data Collection and Reporting

          Patient Infosystems collects data about clinical, financial, quality of life and satisfaction. This data is analyzed and outcomes are reported.

Ancillary benefits management

          Ancillary healthcare services include a broad array of services that supplement or support the care provided by hospitals and physicians, including the non-hospital, non-physician services associated with surgery centers, free-standing diagnostic imaging centers, home health and infusion, durable medical equipment, orthotics and prosthetics, laboratory and many other services. These ancillary services are provided to patients as benefits under Group Health plans and Workers Compensation plans.

     o  Home Health Services         o  Pain Management
     o  Surgical Centers             o  Pharmacy
     o  Laboratory Services          o  Respiratory Services
     o  Home Infusion therapy        o  Sleep Studies
     o  Chiropractic Services        o  Sub-Acute and Skilled Nursing facilities
     o  Diagnostic Imaging/Radiology o  Hospice Services
     o  Dialysis Services            o  Bone Growth Stimulators
     o  Durable Medical Equipment    o  OrthoticsOandaProstheticspy/Rehab

          ACS manages the administration of these non-hospital, non-physician services.

          Through its contracts with over 5000 ancillary service providers (with over 13,000 sites nationwide), ACS is able to offer its clients direct cost savings in the form of discounted rates for contracted services and administrative cost savings by functioning as a single point of contact for managing a comprehensive array of ancillary benefits. ACS benefits management services include processing the claims submitted by its covered providers, re-pricing the claims, submitting the claims for payment, receiving and disbursing claims payments and performing customer service functions for its clients and contracted providers. For preferred provider organization ("PPO"), third party administrator ("TPA") and similar clients, contracting with ACS also allows the clients to market comprehensive, efficient and affordable ancillary service benefits to their payor customers.

          As part of its ancillary benefits management services, ancillary providers submit claims at full retail charges to ACS for services performed for covered members. ACS re-prices these claims under the relevant payor fee schedules, performs electronic conversion and HIPAA formatting services, and submits the re-priced claims to the appropriate payors. After adjudication of the claims by the Payor, the Payor issues an Explanation of Benefits and check for each claim. In most cases, these checks are sent to ACS. ACS then pays the providers under the relevant provider fee schedules. The difference between the amounts received by ACS from its clients and the amounts paid by ACS to its contracted providers represents ACS gross margin on its benefits management services.

          Value-added services that ACS provides to its clients include the following:

     Ancillary network analysis. ACS analyzes the available claims history from each client and develops a specific plan to meet their needs. This analysis identifies high-volume providers that are not already in ACS network. ACS attempts to contract with such providers to maximize discount levels and capture rates.

     Ancillary out-of-network negotiations. For services performed by providers outside of the ACS network, ACS negotiates a discounted rate for the client on a case specific basis.

     Ancillary custom network. ACS customizes its network to meet the needs of each client. In particular, ACS reviews the "out-of-network" claims history through its network analysis service and develops a strategy to create a network that efficiently serves the client's needs. This may involve adding additional providers for a client and removing providers the client wants excluded from their network.

     Ancillary reimbursement. ACS uses its network analysis to develop a single reimbursement level for all ancillary providers. ACS also processes denials and appeals for its clients and for its contracted providers.

     Ancillary network management. ACS manages ancillary service provider contracts, reimbursement and credentialing for its clients. This provides administrative benefits to ACS clients and reduces the burden on providers who typically must supply credentialing documentation and engage in contract negotiation with separate payors.

     Ancillary utilization management support. ACS provides support for utilization and case management efforts used by each payor. ACS facilitates preauthorization at the point of referral based on pre-established criteria. ACS also "flags" cases for follow-up, review, and concurrent reviews to ensure all the payor guidelines are followed by each service provider and the efficacy of services and progress of the patient is satisfactory. There are a large number of high demand cases that are subject to case management efforts. For those cases, ACS helps coordinate the supporting documentation and preparation of reports to manage and monitor progress and establishment of reserves for specific claims.

     Ancillary systems integration. ACS has created a proprietary software system that enables it to manage many different customized accounts and includes the following modules:

     o  Provider network management
     o  Credentialing
     o  Eligibility management and card printing
     o  Claims and case referral management
     o  Data transfer management/EDI
     o  Repricing and auto-adjudication
     o  Multi-level reimbursement management
     o  Posting, EOB, check, and e-funds processes
     o  Customer service management
     o  Directory management
     o  Claim repricing / adjudication
     o  Advanced data reporting

          Ancillary reporting. ACS provides a complete suite of reports to each client monthly. The reports cover contracting efforts and capture rates, discount levels, referral volumes by service category and complete claims and utilization reports.

          Ancillary claims management. ACS provides claims management services through its operation in Pittsboro, Indiana. ACS can manage ancillary claims flow, both electronic and paper, and integrate into the client's process electronically or through repriced paper claims. ACS can also perform a number of customized processes that add additional value for each client. As part of the claims management process, ACS manages the documentation requirements specific to each payor. When claims are submitted from the service provider without required documentation, ACS works with the provider to get the documentation so that the claim is not denied by the payor. This also saves labor costs for the payors.

          ACS estimates that at least 80% of all claims in ACS ancillary categories are submitted by paper. ACS is able to provide a conversion of these paper claims into the HIPAA-compliant Electronic Data Interchange ("EDI") form through its scanning operations.

Sales and Marketing

     Through  1997,  Patient  Infosystems'  efforts  focused  primarily  on  the development of disease management programs. Beginning in 1998, Patient Infosystems began aggressively marketing the other services that its technology platform can provide, including demand management, patient surveys, pharmaceutical support programs and outcomes analysis. During 2002 and 2003, Patient Infosystems has marketed its integrated Care Team Connect for Health product. Its target market is the organization that pays for health care services on behalf of its members, employees or beneficiaries. These industry organizations include several groups: insurance companies, managed care organizations, third party administrators (TPA's), Taft-Hartley health and welfare funds, purchasing coalitions, and self-funded employer groups.

     Sales and marketing efforts for the ACS product line are currently focused on healthcare payor organizations as well as certain value-added re-sellers in the form of TPAs or PPOs. ACS spent several years developing its business model, know-how, infrastructure, client base and provider base and until 2001, ACS focused on managing ancillary benefits in the Workers Compensation market. In early 2001, ACS expanded and refocused its business to address the management of ancillary benefits in the Group Health market. It launched its Group Health initiatives by marketing to healthcare networks such as TPAs and PPOs. As of the end of 2003, ACS began to focus its marketing efforts on the direct payor community. This is in alignment with the marketing focus for the Care Team Connect product line.

     Patient Infosystems currently employs a sales and marketing staff of three persons to market its services. The Ancillary Network of ACS is marketed through one full time sales person and independent contractors providing additional commission salespersons. In addition, the senior members of Patient Infosystems' management are actively engaged in marketing Patient Infosystems' programs.

     Patient Infosystems has agreements in place with several organizations to co-market Patient Infosystems' products and services. These agreements are in place with CBCA, formerly USI Administrators, Inc., Gilsbar, and Behavioral Solutions. CBCA and Gilsbar are third-party administrators; Behavioral Solutions is a subsidiary of Nelson Communications and the developers of the Quitting Your Way smoking cessation program. These agreements permit either company to co-market and sub-contract for the services of the other company.

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

Research and Development

     Research and development expenses consist primarily of salaries, related benefits and administrative costs allocated to Patient Infosystems' research and development personnel. These personnel are actively involved in the conversion of Patient Infosystems' technology platform to a fully web-enabled design. Patient Infosystems' research and development expenses were $131,782, or 2.3% of total revenues for the fiscal year ended December 31, 2003, $105,614, or 4.5% of total revenues, for the fiscal year ended December 31, 2002, and $190,731, or 12.0%, of total revenues, for the fiscal year ended December 31, 2001. Patient Infosystems anticipates that the amount spent on research and development will remain relatively constant in future periods as it continues its internal process to update its products.

Government Regulation

     The health care industry, including the current business of Patient Infosystems and the expanded operations of Patient Infosystems, including the business of ACS, following the closing of the acquisition described in the Asset Purchase Agreement, is subject to extensive regulation by both the Federal and state governments. A number of states have extensive licensing and other regulatory requirements applicable to companies that provide health care services. Additionally, services provided to health benefit plans in certain cases are subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA").

     Furthermore, state laws govern the confidentiality of patient information through statutes and regulations that safeguard privacy rights. In addition, on August 21, 1996 Congress passed the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), P.L. 104-191. This legislation required the Secretary of the Department of Health and Human Services to adopt national standards for electronic health transactions and the data elements used in such transactions. Patient Infosystems and its customers may be subject to Federal and state laws and regulations that govern financial and other arrangements among health care providers. Furthermore, Patient Infosystems and its customers may be subject to federal and state laws and regulations governing the submission of false healthcare claims to the government and private payers. Possible sanctions for violations of these laws and regulations include minimum civil penalties between $5,000-$10,000 for each false claim and treble damages.

     Therefor,   Patient   Infosystems  must   continually   adapt  to  changing
regulations. If Patient Infosystems' fails to comply with these applicable laws, the company may be subject to fines, civil penalties, or criminal prosecution.

Employees

     As of March 1, 2004, Patient Infosystems had 90 full time and 37 part-time employees.

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

Working Capital Shortfalls; Urgent Need for Working Capital, Possible Cessation of Operations

     Patient Infosystems has never earned a profit and has depended upon the over $30m that the Company has raised to date through its initial public offering, private placements of its equity securities and debt, to fund its working capital requirements. Patient Infosystems incurred an operating loss of approximately $0.6 million with a net loss of approximately $3.4 million for the year ended December 31, 2003 and had an approximate $2.8 million deficit in working capital and shareholders' equity of approximately $2 million at December 31, 2003. As of December 31, 2003, Patient Infosystems had total liabilities of $7,174,782 and a working capital deficit of $2,808,649. Since May 2003, Patient Infosystems' operation has been supported substantially by its operational cash flow. On December 31, 2003, Patient Infosystems acquired the assets of and assumed the liabilities for American Caresource Corporation and placed the operational assets and liabilities into a wholly-owned subsidiary, American Caresource Holdings, Inc. ("ACS"). It is anticipated that ACS will require significant additional working capital until it can fund its operational needs from operational cash flow, if at all. Existing working capital will last no more than a few months, and the Company anticipates that it will be required to raise at least an additional $2 million in 2004 to sustain the operation of ACS. As with any forward-looking projection, no assurances can be given concerning the outcome of Patient Infosystems' actual financial status given the substantial uncertainties that exist. There can be no assurances that Patient Infosystems can raise either the required working capital through the sale of its securities or that Patient Infosystems can borrow the additional amounts needed. If it is unable to identify additional sources of capital, Patient Infosystems will likely be forced to curtail its operations or the operations of ACS. As a result of the above, the Independent Auditors' Report on Patient Infosystems' consolidated financial statements appearing at Item 13 includes an emphasis paragraph indicating that Patient Infosystems' recurring losses from operations and negative working capital raise substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ACS' History of Operating Losses

     ACS has incurred losses in each of the past four years and has not, since its inception, operated profitability. There can be no assurance that the acquisition of ACS will result in an increase in revenue or cash flows of Patient Infosystems.

     During the last six months, ACS has received written notification of the termination of contractual relations from Pinnacol Assurance and two of its other customers which in the aggregate accounted for over 56% of ACS' revenues during the fiscal year ended December 31, 2003. The termination of these contracts will result in a significant reduction of ACS' revenues. Although a variety of reasons may be provided for the termination of each of the customer agreements, the termination of such an extensive amount of customer business may reflect a substantial level of customer dissatisfaction with the services provided by ACS. Although Patient Infosystems believes that it can provide assistance to ACS and that in combination with Patient Infosystems, ACS will be able to provide better services, no assurance can be given that more customers will not terminate their relationships with ACS following the closing of the Acquisition. In addition, ACS generally does not have long-term contracts with its other customers. Significant declines in the level of use of ACS services by one or more of its remaining customers could have a material adverse effect on ACS' business and results of operations. Additionally, an adverse change in the financial condition of any of these customers, including an adverse change as a result of a change in governmental or private reimbursement programs, could have a material adverse effect on its business.

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

     Patient Infosystems currently has patients enrolled in its disease-specific programs. Through January 2004, an aggregate of approximately 775,000 persons have been enrolled in Patient Infosystems' programs. While Patient Infosystems has been able to enroll a sufficient number of patients to cover the cost of its programs, it still has not been able to generate sufficient operational margin to achieve a net profit.

Significant Customer Concentration

     During 2000, a significant customer ceased operation of services supplied by Patient Infosystems, which had a material adverse effect on the results of operations. As of December 31, 2003, Patient Infosystems now has more customers than it did at December 31, 2001 or 2002. While the customer base is more diverse, there is still a significant concentration of Patient Infosystems' business in a small number of customers, with several of Patient Infosystems' most significant contracts being with IHI, CBCA and CHA Health. Patient Infosystems expects that its sale of services will be concentrated in a small number of customers for the foreseeable future. Consequently, the loss of any one of its customers could have a material adverse effect on Patient Infosystems and its operations. There can be no assurance that customers will maintain their agreements with Patient Infosystems, enroll a sufficient number of patients in the programs developed by Patient Infosystems for Patient Infosystems to achieve or maintain profitability, or that customers will renew their contracts upon expiration, or on terms favorable to, Patient Infosystems.

     ACS' five largest (including its non-continuing customers) customers account for approximately 85% of its revenues. In addition, ACS does not have long-term contracts with its customers. The loss of one or more of these customers, or an adverse change in the financial condition of one or more of these customers, could have a material adverse effect on the business and results of operations of Patient Infosystems.

Consequences of the Need to Raise Additional Working Capital

     As Patient Infosystems seeks additional financing or purchases, it is likely that it will issue a substantial number of additional shares that may be extremely dilutive to the current stockholders and required substantial and material charges to earnings which will impact the net loss attributable to the common shareholders. As a result, the value of outstanding shares of common stock could decline further.

Only One Independent Director; No Separate Audit Committee

     The Board of Directors of Patient Infosystems now only consists of three persons. One director, Mr. Chaufournier, is also the Chief Executive Officer of Patient Infosystems. It is anticipated that it will be difficult to attract additional independent directors to join the Board of Directors. Currently, the Board of Directors meets as the Audit Committee. There is currently no independent director who qualifies as a qualified audit committee finance expert. The Company is seeking to identify additional persons who can serve as independent members of the Board of Directors and who may serve as members of its Audit Committee.

Terminability of Agreements

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

Competition

     The market for health care  information  products and services is intensely competitive and we expect this competition to increase. Patient Infosystems competes with various companies in each of its disease target markets. Many of Patient Infosystems' competitors have significantly greater financial, technical, product development and marketing resources than Patient Infosystems. Furthermore, other major information, pharmaceutical and health care companies not presently offering disease management or other health care information services may enter the markets in which Patient Infosystems intends to compete. In addition, with sufficient financial and other resources, many of these competitors may provide services similar to those of Patient Infosystems without substantial barriers. Patient Infosystems does not possess any patents with respect to its integrated information capture and delivery system.

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

Government Regulation

     The health care industry, including the current business of Patient Infosystems and the expanded operations of Patient Infosystems, including the business of ACS, is subject to extensive regulation by both the Federal and state governments. A number of states have extensive licensing and other regulatory requirements applicable to companies that provide health care services. Additionally, services provided to health benefit plans in certain cases are subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA") and may be affected by other state and Federal statutes. Generally, state laws prohibit the practice of medicine and nursing without a license. Many states interpret the practice of nursing to include health teaching, health counseling, the provision of care supportive to, or restorative of, life and well being and the execution of medical regimens prescribed by a physician. Accordingly, to the extent that Patient Infosystems assists providers in improving patient compliance by publishing educational materials or providing behavior modification training to patients, such activities could be deemed by a state to be the practice of medicine or nursing. Although Patient Infosystems has not conducted a survey of the applicable law in all 50 states, it believes that it is not engaged in the practice of medicine or nursing. There can be no assurance, however, that Patient Infosystems' operations will not be challenged as constituting the unlicensed practice of medicine or nursing. If such a challenge were made successfully in any state, Patient Infosystems could be subject to civil and criminal penalties under such state's law and could be required to restructure its contractual arrangements in that state. Such results or the inability to successfully restructure its contractual arrangements, could have a material adverse effect on Patient Infosystems.

     Patient Infosystems is subject to state laws governing the confidentiality of patient information. A variety of statutes and regulations exist to safeguard privacy and regulating the disclosure and use of medical information. State constitutions may provide privacy rights and states may provide private causes of action for violations of an individual's "expectation of privacy." Tort liability may result from unauthorized access and breaches of patient confidence. Patient Infosystems intends to comply with state law and regulations governing medical information privacy.

     In addition, on August 21, 1996 Congress passed the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), P.L. 104-191. This legislation required the Secretary of the Department of Health and Human Services to adopt national standards for electronic health transactions and the data elements used in such transactions. The Secretary is required to adopt safeguards to ensure the integrity and confidentiality of such health information. Violation of the standards is punishable by fines and, in the case of negligent or intentional disclosure of individually identifiable health information, imprisonment. The Secretary has promulgated final rules addressing the standards, however, the implementation time line extends into 2003 and beyond. Although Patient Infosystems intends to comply with all applicable laws and regulations regarding medical information privacy, failure to do so could have an adverse effect on Patient Infosystems' business.

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

Control of Patient Infosystems

     The executive officers, directors and certain stockholders of Patient Infosystems who beneficially own in the aggregate approximately 87.5% of the outstanding common stock control Patient Infosystems. As a result of such ownership, these stockholders, in the event they act in concert, will have control over the management policies of Patient Infosystems and all matters requiring approval by the stockholders of Patient Infosystems, including the election of directors.

Potential Liability and Insurance

     Patient Infosystems will provide information to health care providers and managed care organizations upon which determinations affecting medical care will be made. As a result, it could share in potential liabilities for resulting adverse medical consequences to patients. In addition, Patient Infosystems could have potential legal liability in the event it fails to record or disseminate correctly patient information. Patient Infosystems maintains an errors and omissions insurance policy with coverage of $5 million in the aggregate and per occurrence. Although Patient Infosystems does not believe that it will directly engage in the practice of medicine or direct delivery of medical services and has not been a party to any such litigation, it maintains a professional liability policy with coverage of $5 million in the aggregate and per occurrence. There can be no assurance that Patient Infosystems' procedures for limiting liability have been or will be effective, that Patient Infosystems will not be subject to litigation that may adversely affect Patient Infosystems' results of operations, that appropriate insurance will be available to it in the future at acceptable cost or at all or that any insurance maintained by Patient Infosystems will cover, as to scope or amount, any claims that may be made against Patient Infosystems.

Intellectual Property

     Patient Infosystems considers its methodologies, processes and know-how to be proprietary. Patient Infosystems seeks to protect its proprietary information through confidentiality agreements with its employees. Patient Infosystems' policy is to have employees enter into confidentiality agreements that contain provisions prohibiting the disclosure of confidential information to anyone outside Patient Infosystems. In addition, the policy requires employees to acknowledge, and, if requested, assist in confirming Patient Infosystems' ownership of any new ideas, developments, discoveries or inventions conceived during employment, and requires assignment to Patient Infosystems of proprietary rights to such matters that are related to Patient Infosystems' business.

Item 2. Description of Properties.

     Patient Infosystems' executive and corporate offices are located in Rochester, New York in approximately 6,500 square feet of leased office space. American Caresource Holdings, Inc., a subsidiary of Patient Infosystems, leases 18,400 square feet of office space in Irving, Texas and 7,500 square feet of office space in Pittsboro, Indiana. These operating leases expire at various times between April 30, 2004 and July 31, 2008. Patient Infosystems expects to extend those leases that expire during 2004 for a minimum of 12 months.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     On December 31, 2003, Patient Infosystems held a special meeting of its stockholders to vote on the following proposals:

1. Approval of an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of capital stock to 100,000,000 divided into 80,000,000 shares of common stock, par value $0.01 per share and 20,000,000 shares of preferred stock, par value $0.01 per share.

     Vote results, Proposal 1:

     ------------------------ ---------------------- -----------------------
              For                   Against                Abstain
     ------------------------ ---------------------- -----------------------
          48,170,647                445,940                 6,920
     ------------------------ ---------------------- -----------------------

     This proposal was approved by the majority of shares voted.

2. Approval of an amendment to the Company's Certificate of Incorporation to change the Company's name to American CareSource Corporation.

     Vote results, Proposal 2:

     ------------------------ ---------------------- -----------------------
              For                   Against                Abstain
     ------------------------ ---------------------- -----------------------
          21,860,691              28,408,122                11,731
     ------------------------ ---------------------- -----------------------

     This proposal was NOT approved by the majority of shares voted.

3. Approval of an amendment to the Company's Certificate of Incorporation to provide for a 1 for 12 reverse stock split.

     Vote results, Proposal 3:

     ------------------------ ---------------------- -----------------------
              For                   Against                Abstain
     ------------------------ ---------------------- -----------------------
          50,220,884                56,700                  2,890
     ------------------------ ---------------------- -----------------------

     This proposal was approved by the majority of shares voted.

4. Approval of an amendment to the Company's Amended and Restated Stock Option Plan to increase the number of authorized shares reserved for issuance under the plan from 1,680,000 to 3,500,000 shares.

     Vote results, Proposal 4:

     ------------------------ ---------------------- -----------------------
              For                   Against                Abstain
     ------------------------ ---------------------- -----------------------
          48,506,897                112,710                 3,900
     ------------------------ ---------------------- -----------------------

     This proposal was approved by the majority of shares voted.

                                     PART II


Item 5. Market Price for Registrant's Common Equity and Related Stockholder Matters.

(a)  Market Information

     Patient Infosystems' common stock is traded on the Over-the-Counter Bulletin Board (the "OTC Bulletin Board") under the symbol PATY. The following table sets forth, for the periods indicated, the range of high and low bid quotations for Patient Infosystems' common stock as quoted on the OTC Bulletin Board. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions. Prices set forth below have been adjusted to give effect to the one for twelve reverse stock split which was approved by the stockholders on December 31, 2003.

                          High    Low
       2002
       First Quarter     $2.40   $0.72
       Second Quarter    $2.40   $1.44
       Third Quarter     $3.60   $1.08
       Fourth Quarter    $6.12   $0.96

       2003
       First Quarter     $3.12   $1.68
       Second Quarter    $3.00   $0.96
       Third Quarter     $3.00   $0.96
       Fourth Quarter    $4.08   $1.32

(b)  Holders

     The approximate number of record holders of Patient Infosystems' common stock as of February 27, 2004 is 89. The approximate number of beneficial owners is in excess of 750.

(c)  Dividends

      Patient Infosystems has not declared cash dividends on its common stock.

     Patient Infosystems is obligated to declare 9% cumulative dividends on its Series C Cumulative Convertible Preferred Stock that was issued on March 31, 2000 and its Series D Cumulative Convertible Preferred Stock that was issued between April 2003 and January 2004.

(d)  Recent sales of unregistered securities

     On February 24, 2004, Patient Infosystems sold 592,500 shares of common stock, for $1,185,000 to six accredited investors, under an exemption from registration pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933. There was $68,250 of fees paid and a warrant to purchase 12,500 shares of Patient Infosystems common stock for $2.00 per share issued in connection with these funds. Patient Infosystems has agreed to file a registration statement on Form SB-2 for these shares by April 23, 2004.

     Between April 2003 and January 2004, Patient Infosystems issued 840,118 shares of Series D 9% Cumulative Convertible Preferred Stock ("Series D Preferred Stock") under the terms of the Note and Stock Purchase Agreement dated April 11, 2003 and amended on September 10, 2003. There was no placement agent and no commissions were paid to any party. These shares can be converted into common stock at a rate of 10 shares of common stock to 1 share of Series D Preferred Stock. Each share of Series D Preferred Stock has voting rights equivalent to 10 shares of common stock. John Pappajohn and Derace Schaffer, members of the Board of Directors of Patient Infosystems, held 424,233 and 5,318 shares of Series D Preferred Stock respectively. There was no placement agent and no commissions were paid to any party. The proceeds from this issuance have been used to repay debt and support the operations of Patient Infosystems' subsidiary, American Caresource Holdings, Inc.

     On December 31, 2003, $4,482,500 in debt and $438,099 of accrued interest owed to Mr. Pappajohn and Dr. Schaffer was converted into 2,928,986 shares of Patient Infosystems' common stock, adjusted for the 1 for 12 reverse stock split that was approved by the shareholders on December 31, 2003. This debt conversion transaction could not occur until the stockholders of Patient Infosystems approved the amendment to the Certificate of Incorporation authorizing sufficient capital stock on December 31, 2003. The shares were issued to accredited investors under an exemption from registration pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933. There was no placement agent and no commissions were paid to any party. A date for a meeting of the stockholders of Patient Infosystems has not yet been established.

     On March 31, 2000, Patient Infosystems completed a private placement of 100,000 shares of newly issued Series C 9% Cumulative Convertible Preferred Stock ("Series C Preferred Stock"), raising $1,000,000 in total proceeds. The shares were sold to four accredited investors, under an exemption from registration pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933. There was no placement agent and no commissions were paid to any party. Due to the effect of the anti-dilution provisions of the Series C Preferred Stock and as a result of the issuance of the Series D Preferred Stock, these shares can be converted into common stock at a rate of ten shares of common stock to one share of Series C Preferred Stock. Each share of Series C Preferred Stock has voting rights equivalent to 10 shares of common stock. John Pappajohn and Derace Schaffer, members of the Board of Directors of Patient Infosystems, purchased 50,000 and 25,000 shares of Series C Preferred Stock respectively. The proceeds from this issuance have been used to support Patient Infosystems' operations. In February 2004, certain holders of 25,000 shares of these Series C Preferred Stock converted their shares into 250,000 shares of common stock.

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

                      Equity Compensation Plan Information

--------------------------------------------- -------------------- ---------------- ------------------------
                                                  Number of        Weighted-average      Number of
                                               securities to be      exercise            securities
                                               issued upon the       price of       remaining available
                                                 exercise of        outstanding     for future issuance
                                                 outstanding         options,           under equity
                                              options, warrants    warrants and      compensation plans
                                                  and rights          rights             (excluding
                                                                                         securities
                                                                                    reflected in column(a))
                                                     (a)                (b)                  (c)
--------------------------------------------- -------------------- ---------------- ------------------------
Equity compensation plans approved by
securities holders                                      101,160           $9.36                3,376,917
--------------------------------------------- -------------------- ---------------- ------------------------
Equity compensation plans not approved by
securities holders                                         -                -                       -
--------------------------------------------- -------------------- ---------------- ------------------------
Total                                                   101,160           $9.36                3,376,917
--------------------------------------------- -------------------- ---------------- ------------------------

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Management's discussion and analysis provides a review of Patient Infosystems' operating results for the fiscal years ended December 31, 2003 and 2002, and its financial condition at December 31, 2003. The focus of this review is on the underlying business reasons for significant changes and trends affecting the revenues, net losses and financial condition of Patient Infosystems. This review should be read in conjunction with the accompanying consolidated financial statements.

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

Overview

     Patient Infosystems was formed on February 22, 1995. Although Patient Infosystems has completed the development of its core systems and has developed several disease management programs for specific diseases, Patient Infosystems is continuing to refine its products for additional applications. In October 1996, Patient Infosystems began enrolling patients in its first disease management program and began substantial patient contacts during 1998. Also in 1998, Patient Infosystems expanded its offered products to include demand management and health related surveys.

     On December 31, 2003, Patient Infosystems acquired substantially all the assets and liabilities of American Caresource Corporation in exchange for 1,100,000 shares of Patient Infosystems common stock. Patient Infosystems created a wholly-owned subsidiary, American Caresource Holdings, Inc. ("ACS"), a Delaware corporation, and assigned the acquired assets and liabilities into this subsidiary, net of certain amounts which represented borrowings between Patient Infosystems and American Caresource Corporation. ACS enters into agreements with the providers of ancillary services pursuant to which ACS provides administrative services for its contracted providers, including patient scheduling services, call center services, payor contracting services, and billing and collection services. ACS also enters into agreements with preferred provider organizations ("PPOs"), third party administrators ("TPAs"), workers compensation benefits administrators, utilization review companies, case management companies and other healthcare networks pursuant to which ACS provides ancillary benefits management services for these payor clients.

     Because the acquisition of assets and the operation of ACS occurred on December 31, 2003, the 2003 consolidated statement of operations of Patient Infosystems does not include any ACS operational results. Patient Infosystems acquired $1,118,567 of assets and assumed $2,368,327 of liabilities, resulting in a deficiency on the fair value of the net assets acquired of $1,249,760. During 2004, Patient Infosystems will complete an independent valuation of the identifiable intangible assets acquired and any changes to the estimated amounts will be offset by a corresponding change in goodwill.

     Patient Infosystems currently has patients enrolled in more than 30 of its disease-specific, demand management or survey programs. Through January 2004, an aggregate of over 775,000 persons have been enrolled or participated in Patient Infosystems' programs. Patient Infosystems has never been able to enroll a sufficient number of patients to cover the administrative cost of the business. The enrollment of patients in Patient Infosystems' programs has been limited by several factors, including the limited ability of clients to provide Patient
Infosystems with accurate information with respect to the specific patient populations and coding errors that necessitated extensive labor-intensive data processing prior to program implementation.

     In response to these market dynamics, Patient Infosystems has taken several tactical and strategic steps including, formal designation of internal personnel at customer sites to assist clients with implementation; closer integration of Patient Infosystems' systems personnel with clients to facilitate accurate data transfers; promotion of a broader product line to enable clients to enter Patient Infosystems' disease management programs through a variety of channels; fully integrating demand, disease and case management services to facilitate internal mechanisms for patient referrals and providing the customers access and control over their patients' confidential information through targeted use of Internet technology. The clinical design of the programs has been refined to enable participation through mail only, retaining those patients who previously would have been unable to participate because of missing or inaccurate telephone contact information. Patient Infosystems' demand management services and surveys (general health and disease-specific), can also provide mechanisms for enrollment into Patient Infosystems' disease management programs. Patient Infosystems continues to develop capabilities or relationships that will enable its customers to more effectively leverage the data stored in their legacy systems. Nevertheless, no assurance can be given that Patient Infosystems' efforts will succeed in increasing patient enrollment in its programs.

     Patient Infosystems has entered into service agreements to develop, implement and operate programs for: (i) patients who have recently experienced certain cardiovascular events; (ii) patients who have been diagnosed with primary congestive heart failure; (iii) patients suffering from asthma; (iv) patients suffering from diabetes, (v) patients who are suffering from hypertension, (vi) demand management, which provides access to nurses, (vii) case and utilization management services provided by a third party, (viii) various survey initiatives which assess, among other things, satisfaction, compliance of providers or payors to national standards, health status or risk of specific health related events and (ix) the performance of specific administrative and management functions on behalf of a customer. These contracts provide for fees paid by its customers based upon the number of patients participating in each of its programs, as well as initial program implementation and set-up fees from customers. To the extent that Patient Infosystems has had limited enrollment of patients in its programs, Patient Infosystems' operations revenue has been, and may continue to be, limited.

     Patient Infosystems has completed the development of its primary disease management programs, it anticipates that development revenue will continue to be minimal unless and until Patient Infosystems enters into new development agreements. Substantially all of the development revenue recognized during the years ended December 31, 2003, 2002 and 2001 of $51,110, $36,239 and $78,632
related to requested feature modification or customization. These revenues are recognized upon completion and delivery of the requested feature.

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

     Patient Infosystems' administration and management services cover a predefined set of deliverables and responsibilities undertaken on behalf of the customer. The customer pays for these services on a monthly basis and Patient Infosystems recognizes revenue each month based upon the services provided. During the year ended December 31, 2003, revenues received for administrative and management services were the most significant source of revenue. The services included: assisting organizations with the development of clinical registries used to increase effective management of patients with chronic disease. Patient Infosystems is supporting the development, including project management and implementation, of a patient registry for federally qualified health centers, through a national initiative known as the Health Disparities
Collaboratives. The contract for these services is renewed annually. No assurances can be given that Patient Infosystems will be able to retain his source of revenue at its current level if at all.

     Revenues from operations of $2,241,796 for the year ended December 31, 2003, which includes fees received by Patient Infosystems for operating its programs, is the most strategically important source of Patient Infosystems' revenues. Patient Infosystems is continuing to devote significant efforts to increasing the number of programs that are in operation, as well as developing resources to expand its products. The revenue from these services currently exceeds the cost to provide them, but the volume of patients must grow substantially in order to provide sufficient operating margin to cover the administrative overhead of Patient Infosystems.

     During 2003, Patient Infosystems found new sources of revenue that increased its revenue from $2.4 million for the fiscal year ended December 31, 2002 to $5.7 million for the same period of 2003. Patient Infosystems maintained control on costs and reduced its operating loss from $1.7 million for the fiscal year ended December 31, 2002 to $0.6 million for the same period of 2003. The most significant new sources of revenue were (i) Provider Innovation and
Improvement support services provided to the Institute for Healthcare Improvement which provided $3.2 million of revenue in 2003 as compared to $0.1 million in 2002, (ii) Care Team Connect service provided to Park Place Entertainment which provided $0.6 million of new revenue in 2003 and (iii) the Care Team Connect smoking cessation program which provided $0.5 million of new revenue in 2003. No assurances can be given that revenue from these sources will continue at their current level, if at all, in future periods.

     One source of additional new revenue in 2004 is ACS. ACS recognizes revenues for ancillary services when services by providers have been authorized and performed and collections from payors are reasonably assured. Patient claims revenues are recognized by ACS as services are provided. Cost of revenues for ancillary services consist of expenses due to providers for providing employee (patient) services and ACS' related direct labor and overhead of processing invoices, collections and payments. ACS is not liable for costs incurred by independent contract service providers until payment is received by ACS from the payors. ACS recognizes actual or estimated liabilities to independent contract service providers as the related revenues are recognized. Patient claim costs of revenue consist of amounts due the providers as well as ACS' direct labor and overhead to administer the patient claims. ACS has never operated at a profit, and will require significant growth in either claims volume from existing contracts, new contracts or both in order to generate sufficient operational margin to become profitable. No assurances can be given that sufficient sources of new revenue will be identified and other sources of capital will have to be secured by Patient Infosystems to support these operations. If Patient Infosystems in unable to generate enough working capital either from its own operations or through the sale of its equity securities, ACS may be required to curtail or cease operations.

     The sales cycle for Patient Infosystems may be extensive from initial contact to contract execution. During these periods, Patient Infosystems may expend substantial time, effort and funds to prepare a contract proposal and negotiate the contract. Patient Infosystems may be unable to consummate a commercial relationship after the expenditure of such time, effort and financial resources.

     During 2003, the pressure of working capital shortfalls eased for Patient Infosystems. Patient Infosystems' had $123,998 of net cash provided by operating activities during 2003. During 2003. Patient Infosystems raised an additional $3.5 million of working capital and an additional $1.6 million as of March 31, 2004, through and the sale of its equity securities. These additional funds are being used to provide working capital for ACS. Patient Infosystems and ACS continue to incur losses and must identify substantial additional capital to sustain its operations. ACS' working capital shortfall is currently being funded by Patient Infosystems. There can be no assurances given that Patient
Infosystems can raise either the required working capital through the sale of its securities or that Patient Infosystems can borrow the additional amounts needed. In such instance, if Patient Infosystems is unable to identify any additional sources of capital, it will likely be forced to curtail or cease its operations or the operations of ACS. As a result of the above, the Independent Auditors' Report on Patient Infosystems' consolidated financial statements appearing at Item 15 includes an emphasis paragraph indicating that Patient Infosystems' recurring losses from operations, negative working capital and stockholders' deficit raise substantial doubt about Patient Infosystems' ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

     Revenues

     Revenues are comprised of revenues from operations fees, development fees and licensing fees. Revenues increased 141% to $5,687,293 for the fiscal year ended December 31, 2003 from $2,355,677 for the fiscal year ended December 31, 2002. A summary of these revenues by category is as follows for the fiscal years ended December 31:

Revenues                 2003           2002
--------           -------------- --------------
Operations Fees      $ 2,241,796    $ 2,125,522
Consulting Fees        3,391,867        168,606
Development Fees          51,110         36,239
Licensing Fees             2,520         25,310
                   -------------- --------------
Total                $ 5,687,293    $ 2,355,677
                   ============== ==============

     Revenues from operations fees increased 5.5% from $2,125,522 for the fiscal year ended December 31, 2002 to $2,241,796 for the fiscal year ended December 31, 2003. Operations revenues are generated as Patient Infosystems provides services to its customers for their disease-specific programs, patient surveys, health risk assessments, patient satisfaction surveys, physician education programs and marketing support programs. Operations revenues increased in 2002 due to the growth of its disease and demand management business despite the loss of $1,125,823 of revenue from a customer who terminated as of December 31, 2002. This growth is attributable primarily to Park Place Entertainment which added $622,067 of new revenues and a new smoking cessation program which added $491,362 of new revenues. Patient Infosystems has devoted the majority of its sales and marketing efforts toward increasing revenue from operations, and anticipates that it will retain most of its existing business and continue to add additional new clients. No assurances can be given that these revenues will increase, or that any change will be material to Patient Infosystems operating results.

     Revenues from consulting increased 1,912% from $168,606 for the fiscal year ended December 31, 2002 to $3,391,867 for the fiscal year ended December 31, 2003. This increase is due to Patient Infosystems' expanded role in support of the Health Disparities Collaboratives funded by the Bureau of Primary Healthcare and administered by the Institute for Healthcare Improvement. Revenues from consulting may increase during 2004. No assurances can be given that these revenues will increase, or that any change will be material to Patient Infosystems operating results.

     Revenues from development fees increased 41% from $36,239 for the fiscal year ended December 31, 2002 to $51,110 for the fiscal year ended December 31, 2003. In 2002 and 2003, Patient Infosystems received development revenues in connection with the enhancement of its existing programs. Development revenues include clinical, technical and operational design or modification of Patient Infosystems' primary disease management programs. Patient Infosystems anticipates that revenue from development fees will remain immaterial.

     Revenues from licensing fees decreased 90% from $25,310 for the fiscal year ended December 31, 2002 to $2,520 for the fiscal year ended December 31, 2003. Licensing revenue represents amounts that Patient Infosystems charges its customers, either on a one-time only or continuing basis, for the right to enroll patients in, or the right to license other entities, certain of its programs, primarily Patient Infosystems' Internet-based Case Management Support System. Patient Infosystems anticipates that revenue from licensing will remain immaterial in future periods.

     Costs and Expenses

     Cost of sales includes salaries and related benefits, services provided by third parties, and other expenses associated with the development of Patient Infosystems' customized disease state management programs, as well as the operation of each of its disease state management programs.

     Cost of sales increased 117.4% from $1,914,464 for the fiscal year ended December 31, 2002 to $4,162,759 for the fiscal year ended December 31, 2003. The increase in these costs primarily reflects an $1,187,960 increase in the use of outsourced services and addition of $893,680 in staff costs related to the 141% increase in revenue.

     Sales and marketing expenses increased 19.8% from $746,353 for the fiscal year ended December 31, 2002 to $893,833 for the fiscal year ended December 31, 2003. These costs consist primarily of salaries, related benefits and travel costs, sales materials and other marketing related expenses. Increased spending in this area is attributed primarily to an $155,051 increase in staff related expenses. It is anticipated that Patient Infosystems will need to invest heavily in the sales and marketing process in future periods, and intends to do so as funds are available. To the extent that Patient Infosystems has limited funds available for sales and marketing, or cannot leverage its marketing partnerships adequately, it will likely be unable to invest in the necessary marketing activities to generate substantially greater sales.

     General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operating expenses of Patient Infosystems. General and administrative expenses decreased 12.2% from $1,282,683 for the fiscal year ended December 31, 2002 to $1,125,926 for the fiscal year ended December 31, 2003. Patient Infosystems expects that general and administrative expenses will increase during 2004 due to the addition of the administrative costs of its new subsidiary, American Caresource Holdings, Inc. and then remain relatively constant in future periods, but may experience fluctuations due to uncertainties related to financing costs.

     Research and development expenses consist primarily of salaries and related benefits and administrative costs allocated to Patient Infosystems' research and development personnel for development of certain components of its integrated information capture and delivery system, its Internet-based software products and its standardized disease state management programs. Research and development expenses decreased 24.8% from $105,614 for the fiscal year ended December 31, 2002 to $131,782 for the fiscal year ended December 31, 2003. The addition of American Caresource Holdings, Inc. is expected to increase overall research and development expenses during 2004. Patient Infosystems expects these costs to remain approximately at 15% of its total investment into information technology resources.

     Financing costs were $2,143,120 in 2003. This cost relates to the issuance of equity to, and incurrence of debt from, certain lenders pursuant to the Note and Stock Purchase Agreement dated April 10, 2003 and as amended on September 11, 2003, pursuant to which the lenders agreed to make short term loans to the Company. The total value received by the lenders from the Company under the Note and Stock Purchase Agreement as amended was $8,852,458. In accordance with APB Opinion No. 14, a portion of the cash received totaling $2,143,120 for year ended December 31, 2003 is allocable to equity resulting in a debt discount in that same amount, which was fully amortized as of December 31, 2003.

     Other Income/Expense is comprised of interest expense and losses on investments. The totals are as follows for the fiscal years ended December 31:

                                     2003              2002
                              ------------------ -----------------
      Interest expense           $ (753,685)       $ (535,269)
      Interest income               145,473
      Other income (expense)            376             4,345
                              ------------------ -----------------
      Total Expense              $ (607,836)       $ (530,924)
                              ------------------ -----------------

     Interest expense is due to debt. Interest expense increased to $753,685 for the fiscal year ended December 31, 2003 from $535,269 for the fiscal year ended December 31, 2002. The increase in interest expense reflects the increased debt required to fund operations and obtain capital which was loaned to American Caresource Corporation.

     Interest income was realized from loans to American Caresource Corporation, which offset substantially all interest expense which Patient Infosystems incurred to obtain these funds.

     Patient Infosystems had no tax benefit in 2003 due, in part, to recording a full valuation allowance to reduce its deferred tax assets. Patient Infosystems' deferred tax assets consist primarily of the tax benefit associated with its net operating loss carryforwards.

     Management of Patient Infosystems has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets. The valuation allowance reduces deferred tax assets to zero, which represents management's best estimate of the amount of such deferred tax assets that more likely than not will be realized.

     For the fiscal year ended December 31, 2003, Patient Infosystems recorded $7,671,557 in dividends on convertible preferred stock as compared to $90,000 for the year ended December 31, 2002. The increase was due to: (i) $153,257 of dividends on 830,100 shares of Series D 9% Cumulative Convertible Preferred Stock ("Series D Preferred Stock") which was issued at various times between April and December 2003, (ii) a $2,143,120 beneficial conversion feature related to shares of Series D Preferred Stock issued to certain lenders in connection with borrowings and (iii) $5,285,180 beneficial conversion feature for the shares of Series D Preferred Stock issued on December 31, 2003 upon the exercise of the lender's option to convert their debt and accrued interest.

     Patient Infosystems had a net loss attributable to common stockholders of $11,049,518 for the fiscal year ended December 31, 2003, compared to $2,314,361 for the fiscal year ended December 31, 2002. This represents a loss of $3.25 per basic and diluted share for 2003 and $2.36 for 2002, after giving effect to the 1 for 12 reverse stock split which was approved by the shareholders on December 31, 2003.

     Liquidity and Capital Resources

     At December 31, 2003, Patient Infosystems had a working capital deficit of $2,808,649 as compared to a working capital deficit of $6,135,451 at December 31, 2002. At December 31, 2003, Patient Infosystems had a stockholders' equity of $1,936,376. Through December 31, 2003 these amounts reflect the effects of Patient Infosystems' continuing losses that have been funded, in part, by the issuance of equity and long term borrowings of $3,000,000 against its line of credit. Patient Infosystems has never earned profits and, since its inception, Patient Infosystems has primarily funded its operations, working capital needs and capital expenditures from the sale of its equity securities. Patient Infosystems is currently maintaining it operations only through the receipt of proceeds from the sale of equity securities. If these additional funds were not available, Patient Infosystems would likely be required to reduce its operations, reduce or cease the operations of American Caresource Holdings, Inc. or take other measures to curtail its losses.

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

     On December 31, 2003, Patient Infosystems and Wells Fargo further amended the credit facility and is due and payable on June 30, 2005. Dr. Schaffer and Mr. Pappajohn also guaranteed this extension. In consideration for their guarantees, in February 2004 the Company granted to Dr. Schaffer and Mr. Pappajohn warrants to purchase an aggregate of 47,500 shares of Series D Convertible Preferred Stock, convertible into 475,000 shares of the Company's common stock for $10.00 per preferred share.

     January 2004, Patient Infosystems borrowed $200,000 from Mr. Pappajohn, a director of the Company, in exchange for an unsecured note that bore no interest if repaid on or before March 31, 2004. The note was repaid on March 29, 2004 and bore no interest as of that date.

     On March 30, 2004, Mr. Pappajohn and Mr. Schaffer signed a letter to Patient Infosystems in which they committed to obtain the operating funds that Patient Infosystems believes would be sufficient to fund its operations through December 31, 2004. There can be no assurances given that Mr. Pappajohn or Dr. Schaffer can raise either the required working capital through the sale of Patient Infosystems' securities or that Patient Infosystems can borrow the additional amounts needed.

     Patient Infosystems has expended significant amounts to expand its operational capabilities including increasing its administrative and technical costs. While Patient Infosystems has both curtailed its spending levels and increased its revenue, to the extent that American Caresourse Holdings, Inc. revenues do not increase substantially, Patient Infosystems' losses will continue and its available capital will diminish further. Patient Infosystems' operations are currently being funded by the sale of equity securities. There can be no assurances given that Patient Infosystems can raise either the required working capital through the sale of its securities or that Patient Infosystems can borrow the additional amounts needed. In such instance, if Patient Infosystems is unable to identify additional sources of capital, it will likely be forced to curtail or cease operations. As a result of the above, the Independent Auditors' Report on Patient Infosystems' consolidated financial statements includes an emphasis paragraph indicating that Patient Infosystems' recurring losses from operations raise substantial doubt about Patient Infosystems' ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Capital expenditures during 2003 were $34,185, as compared to expenditures of $8,867 during 2002 and $9,240 during 2001. The expenditures during these periods represented the purchase of technology platform components of the integrated information capture and delivery systems, as well as purchases required to maintain Patient Infosystems' technology infrastructure. On December 31, 2003, Patient Infosystems acquired substantially all the assets and assumed substantially all the liabilities of American Caresource Corporation. Included among the assets acquired was $152,480 of capital assets, which consisted of computer hardware and software, furnishings, fixtures and leasehold improvements.

     Inflation

     Inflation did not have a significant impact on Patient Infosystems' operations during 2003, 2002 or 2001. Patient Infosystems continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

     Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires disclosure about variable interest entities for which it is reasonably possible that the Company will be required to consolidate or disclose information when the Interpretation becomes effective. The Company has determined that it does not have any variable interest entities which would require consolidation in accordance with FIN 46.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of SFAS No. 150 in 2003 did not have an effect on the Company's consolidated financial statements.

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

     Patient Infosystems significant accounting policies are described in Note 1 to the Consolidated Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following accounting policies could be deemed to be critical by the Securities and Exchange Commission.

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

Item 7. Financial Statements and Supplemental Data.

     The financial statements and supplementary data, together with the report thereon by Patient Infosystems independent auditor, are listed below in Item 13.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 8A. Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures.

     Our management, with the participation of our Chief Executive Officer and Vice President, Financial Planning, has evaluated the effectiveness of our disclosure controls and procedure as of December 31, 2003. Based upon this evaluation, our Chief Executive Officer and Vice President, Financial Planning concluded that our disclosure controls and procedures are effective for the recording, processing, summarizing and reporting the information that the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Such evaluation did not identify any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

(b)  Changes in Internal Controls.

     There were no significant changes in Patient Infosystems' internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

                                    PART III


Item 9. Directors and Executive Officers of the Registrant.

     Incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2003.

Item 10. Executive Compensation.

     Incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2003.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     Incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2003.

Item 12. Certain Relationships and Related Transactions.

     Incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2003.

                                     PART IV

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

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


(b)  Reports on Form 8-K.

     Patient Infosystems filed a current report on Form 8-K on December 9, 2003 announcing the adjournment of its special meeting until December 23, 2003.

     Patient Infosystems filed a current report on Form 8-K on December 23, 2003 announcing the adjournment of its special meeting until December 31, 2003.

     Patient Infosystems filed a current report on Form 8-K on December 31, 2003 filing a copy of a press release dated December 31, 2003 that announced the closing of the acquisition of American CareSource, reverse stock split and results of special meeting of stockholders.

     Patient Infosystems filed a current report on Form 8-K on January 9, 2004 with a copy of a press release announcing the reverse stock split and the new ticker symbol PATY.

     Patient Infosystems filed a current report on Form 8-K on January 15, 2004 reporting the acquisition and disposition of assets.

     Patient Infosystems filed a current report on Form 8-K on February 13, 2004 filing a copy of a press release announcing that Patient Infosystems, Inc. would present at Roth Capital Partners 16th Annual Growth Stock Conference.

     Patient Infosystems filed a current report on Form 8-K/A on March 15, 2004 updating the information provided in the report on Form 8-K dated January 15, 2004, reporting the financial information required in Item 7 thereof.

(c)  Exhibits.


Exhibit #   Description of Exhibits

3.1         Certificate of Amendment to the Certificate of Incorporation

3.2 *       By-Laws

4.1         Patient Infosystems, Inc. Amended and Restated Stock Option Plan

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

10.62 ^ Note and Stock Purchase Agreement between Patient Infosystems, Inc. and a group of investors, dated April 10, 2003.

10.63 ^ Patient Infosystems, Inc. Series D Convertible Preferred Stock Registration Right Agreement dated April 10, 2003.

10.64 ^ Credit Agreement between American Caresource Corporation and Patient Infosystems, Inc. dated April 10, 2003.

10.65 ^^ Twelfth Addendum to Lease Agreement dated as of April 28, 2003 between Patient Infosystems and Conifer Prince Street Associates.

10.66 ^^ Thirteenth Addendum to Lease Agreement dated as of June 27, 2003 between Patient Infosystems and Conifer Prince Street Associates.

10.67 ^^^   Amendment No. 1 to the Amended and Restated Agreement for the
            Purchase and Sale of Assets dated as of July 30, 2003 between Patient Infosystems and American Caresource Corporation.

10.68 ^^^   Amendment No. 1 to the Note and Stock Purchase Agreement dated as of
            September 11, 2003 between Patient Infosystems and a group of investors.

10.69 ^^^   Amendment No. 1 to the Credit Agreement dated as of July 30, 2003 between Patient Infosystems and American Caresource Corporation.

10.70 ^^^   Amendment No. 2 to the Amended and Restated Agreement for the
            Purchase and Sale of Assets dated as of October 8, 2003 between Patient Infosystems and American Caresource Corporation.

10.71 Third Addendum to Second Amended and Restated Credit Agreement dated as of December 31, 2003 between Patient Infosystems and Wells Fargo Bank, National Association.

10.72       Form of Securities Purchase Agreement.

11 Statements re: computation of Per Share Loss the year ended December 31, 2003 can be found in the Patient Infosystems, Inc. Consolidated Financial Statements for the years ended December 31, 2003, 2002and 2001 in Note 1, "Net loss pre share" on page F-9 of Form 10-KSB, and is incorporated herein by reference.

21.1        Subsidiaries.

23.1        Consent of Deloitte & Touche LLP.

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2        Certification of the Principal Accounting Officer pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

32.1        Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002.

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

^ Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-QSB filed on May 15, 2003 and incorporated herein by reference.

^^ Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-QSB filed on August 15, 2003 and incorporated herein by reference.

^^^ Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-QSB filed on November 14, 2003 and incorporated herein by reference.

Item 14 Principal Accountant Fees and Services.

     Incorporated by reference from the Item 9(e) of Schedule 14A to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2003.

                                 SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATIENT INFOSYSTEMS, INC.

By:      /s/Roger L. Chaufournier                            March 30, 2004
         --------------------------------------------        --------------
         Roger L. Chaufournier                               Date
         Director, President, and Chief Executive Officer

Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      /s/Roger L. Chaufournier                            March 30, 2004
         --------------------------------------------        --------------
         Roger L. Chaufournier                               Date
         Director, President and Chief Executive Officer
         (Principal Executive Officer)

By:      /s/Kent A. Tapper                                   March 30, 2004
         --------------------------------------------        --------------
         Kent A. Tapper                                      Date
         Vice President Financial Planning
         (Principal Financial and Accounting Officer)

By:      /s/Derace L. Schaffer, M.D.                         March 30, 2004
         --------------------------------------------        --------------
         Derace L. Schaffer, M.D.                            Date
         Chairman of the Board

By:      /s/John Pappajohn                                   March 30, 2004
         --------------------------------------------        --------------
         John Pappajohn                                      Date
         Director

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
  of Patient InfoSystems, Inc.
Rochester, New York


We  have  audited  the  accompanying  consolidated  balance  sheets  of  Patient
Infosystems, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 13. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Patient Infosystems, Inc. and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses from operations and negative working capital raise substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Deloitte & Touche LLP

Deloitte & Touche LLP
Rochester, New York
March 30, 2004

PATIENT INFOSYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002
-------------------------------------------------------------------------------------------------- ------------------


ASSETS                                                                                 2003              2002

CURRENT ASSETS:
  Cash and cash equivalents                                                          $    397,851    $         5,011
  Accounts receivable (net of doubtful accounts allowance of $52,141 and $55,000)         771,258            441,216
  Prepaid expenses and other current assets                                               156,729            105,827
  Notes receivable                                                                           -               200,000
                                                                                 ----------------- ------------------
        Total current assets                                                            1,325,838            752,054

PROPERTY AND EQUIPMENT, net                                                               305,551            285,747

OTHER ASSETS:
  Intangible assets (net of accumulated amortization of $586,830 and $443,258)            497,893            179,465
  Goodwill                                                                              6,981,876
                                                                                 ----------------- ------------------

TOTAL ASSETS                                                                          $ 9,111,158        $ 1,217,266
                                                                                 ----------------- ------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Bank overdraft                                                                      $   189,608         $     -
  Accounts payable                                                                      1,337,862            379,004
  Accrued salaries and wages                                                              442,299            208,752
  Accrued expenses                                                                      1,472,445            351,621
  Accrued interest                                                                         61,558            713,554
  Current maturities of long-term debt                                                    294,117               -
  Borrowings from directors                                                                  -             5,077,500
  Deferred revenue                                                                        336,598            157,074
                                                                                 ----------------- ------------------
        Total current liabilities                                                       4,134,487          6,887,505

LINE OF CREDIT                                                                          3,000,000          3,000,000
LONG-TERM DEBT                                                                             40,295               -

COMMITMENTS  (Note 7)

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock - $.01 par value:  shares authorized: 20,000,000
    Series C, 9% cumulative, convertible
      issued and outstanding: 2003 & 2002 - 100,000                                         1,000              1,000
    Series D, 9% cumulative, convertible
      issued and outstanding: 2003 - 830,100                                                8,301               -
  Common stock - $.01 par value:
      authorized: 80,000,000; issued and outstanding:  2003 - 4,960,354
      authorized: 20,000,000; issued and outstanding:  2002 - 10,956,024                   49,604            109,560
  Additional paid-in capital                                                           45,596,684         24,132,153
  Accumulated deficit                                                                 (43,719,213)       (32,912,952)
                                                                                 ----------------- ------------------
        Total stockholders' equity (deficit)                                            1,936,376         (8,670,239)
                                                                                 ----------------- ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                  $ 9,111,158        $ 1,217,266
                                                                                 ----------------- ------------------

See notes to consolidated financial statements.

PATIENT INFOSYSTEMS, INC.

CONSOLIDATED  STATEMENTS OF OPERATIONS  YEARS ENDED DECEMBER 31, 2003,  2002 AND 2001
-----------------------------------------------------------------------------------------------

                                              2003                2002                2001


REVENUES                                 $    5,687,293      $   2,355,677       $   1,586,443
                                     ------------------- ------------------ -------------------
COSTS AND EXPENSES:
  Cost of revenue                             4,162,759          1,914,464           2,420,151
  Sales and marketing                           893,833            746,353             813,975
  General and administrative                  1,125,926          1,282,683           2,028,804
  Research and development                      131,782            105,614             190,731
                                     ------------------- ------------------ -------------------
        Total costs and expenses              6,314,300          4,049,114           5,453,661
                                     ------------------- ------------------ -------------------

OPERATING LOSS                                (627,007)        (1,693,437)         (3,867,218)

Amortization of debt discount               (2,143,120)                  -                   -
Other expense, net                            (607,834)          (530,924)           (598,087)
                                     ------------------- ------------------ -------------------

NET LOSS                                    (3,377,961)        (2,224,361)         (4,465,305)

CONVERTIBLE PREFERRED STOCK DIVIDENDS       (7,671,557)           (90,000)            (90,000)
                                     ------------------- ------------------ -------------------

NET LOSS ATTRIBUTABLE TO
 COMMON STOCKHOLDERS                     $ (11,049,518)      $ (2,314,361)       $ (4,555,305)
                                     =================== ================== ===================
NET LOSS PER SHARE - BASIC
   AND DILUTED                                 $ (3.25)           $ (2.36)            $ (5.17)
                                     =================== ================== ===================
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                         3,399,616            979,668             880,875

See notes to consolidated financial statements.

PATIENT INFOSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
-------------------------------------------------------------------------------------------------------------------------------
                                                                                      Additional                      Total
                                                Common Stock        Preferred Stock     Paid-in     Accumulated   Stockholders'
                                              Shares      Amount    Shares   Amount     Capital       Deficit     Equity(Deficit)
                                           ------------ ---------- --------- -------- ------------ -------------- -------------
Balance at December 31, 2000                 8,220,202   $ 82,202   100,000  $ 1,000  $23,951,103  $(26,223,286)  $ (2,188,981)

Compensation expense related to
  issuance of  stock                         2,319,156     23,191      -        -         329,482          -           352,673

Debt issuance costs in the form
  stock warrants                                  -          -         -        -          35,735          -            35,735

Immaculate exercise of stock warrants          416,666      4,167      -        -          (4,167)         -              -

Dividends on
  Series C Convertible Preferred Stock            -          -         -        -         (90,000)         -           (90,000)

Net loss for the year ended
      December 31, 2001                           -          -         -        -            -       (4,465,305)    (4,465,305)
                                           ------------ ---------- --------- -------- ------------ -------------- -------------
Balance at December 31, 2001                10,956,024    109,560   100,000    1,000   24,222,153   (30,688,591)    (6,355,878)

Dividends on
  Series C Convertible Preferred Stock            -          -         -        -         (90,000)         -           (90,000)

Net loss for the year ended
      December 31, 2002                           -          -         -        -            -       (2,224,361)    (2,224,361)
                                           ------------ ---------- --------- -------- ------------ -------------- -------------
Balance at December 31, 2002                10,956,024    109,560   100,000    1,000   24,132,153   (32,912,952)    (8,670,239)

Exercise of stock options                          400          4      -        -              32          -                36

Give effect to 1 for 12 reverse split of
common stock                               (10,043,389)  (100,434)     -        -         100,434          -              -

Issuance of common stock                     4,047,319     40,474      -        -       6,759,023          -         6,799,497

Issuance of Series D Preferred                    -          -      830,100    8,301    7,419,999          -         7,428,300

Beneficial Conversion on Series D issuance        -          -         -        -       7,428,300    (7,428,300)          -

Dividends on
  Series C Convertible Preferred Stock            -          -         -        -         (90,000)         -           (90,000)

  Series D Convertible Preferred Stock            -          -         -        -        (153,257)         -          (153,257)

Net loss for the year ended
      December 31, 2003                           -          -         -        -             -      (3,377,961)    (3,377,961)
                                           ------------ ---------- --------- -------- ------------ -------------- -------------

Balance at December 31, 2003                 4,960,354   $ 49,604   930,100  $ 9,301  $45,596,684  $(43,719,213)   $ 1,936,376
                                           ============ ========== ========= ======== ============ ============== =============

See notes to consolidated financial statements.

PATIENT INFOSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
----------------------------------------------------------------------------------------------------------------------------

                                                                                 2003             2002             2001
                                                                                 ----             ----             ----

OPERATING :
  Net loss                                                                  $ (3,377,961)   $ (2,224,361)     $ (4,465,305)
  Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                                               310,433         374,099           695,369
      Amortization of debt discount                                             2,143,120            -                 -
      Gain on sale of property                                                       -               (400)            4,772
      Noncash interest income                                                    (129,499)           -                 -
      Loss on investments                                                            -               -              200,000
      Compensation expense related to issuance of stock warrants and options         -               -              352,673
      Decrease (increase) in accounts receivable                                  156,393        (167,425)          137,645
      (Increase) decrease in prepaid expenses and other current assets            (34,960)        (17,378)           77,718
      Increase (decrease) in accounts payable                                     172,084         267,986          (122,527)
      Increase in accrued salaries and wages                                       40,025          32,134               460
      Increase (decrease) in accrued expenses                                      19,007        (215,584)          198,745
      Increase in accrued interest                                                645,832         431,024           232,429
      Increase (decrease) in deferred revenue                                     179,524          33,934           (38,821)
                                                                            -------------- --------------- -----------------
            Net cash provided by (used in) operating activities                   123,998      (1,485,971)       (2,726,842)
                                                                            -------------- --------------- -----------------
INVESTING:
  Property and equipment additions                                                (34,185)         (8,867)           (9,240)
  Proceeds from sale of property and equipment                                       -                400               800
  Increase in notes receivable                                                       -           (200,000)             -
  Acquisition of American Caresource, net of cash acquired of $1,710           (3,348,290)           -                 -
  Acquisition expenses                                                           (173,719)           -                 -
                                                                            -------------- --------------- -----------------
          Net cash used in investing activities                                (3,556,194)       (208,467)           (8,440)
                                                                            -------------- --------------- -----------------

FINANCING:
  Exercise of stock options                                                            36            -                 -
  Borrowings from directors                                                       150,000       1,170,000         2,736,500
  Borrowings from shareholders                                                  3,675,000            -                 -
  Proceeds from line of credit                                                       -            500,000              -
                                                                            -------------- --------------- -----------------
            Net cash provided by financing activities                           3,825,036       1,670,000         2,736,500
                                                                            -------------- --------------- -----------------
NET INCREASE (DECREASE) IN CASH AND CASH  EQUIVALENTS                             392,840         (24,438)            1,218

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                      5,011          29,449            28,231
                                                                            -------------- --------------- -----------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $ 397,851         $ 5,011          $ 29,449
                                                                            -------------- --------------- -----------------
Supplemental disclosures of cash flow information
   Cash paid for interest expense                                                $ 97,559       $ 102,856         $ 169,490
                                                                            ============== =============== =================

See notes to consolidated financial statements.

PATIENT INFOSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

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

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Patient Infosystems Canada, Inc., which ceased operations in January 2001 and American Caresource Holdings, Inc. which was created in December 2003. Significant intercompany transactions and balances have been eliminated in consolidation.

     Acquisition - On December 31, 2003, the Company acquired substantially all the assets and liabilities of American Caresource Corporation for a total purchase price of $5,732,116. The purchase consideration included (a) 1,100,000 shares of common stock valued at $1,848,000; (b) $3,679,499 of notes  and  accrued  interest  owed  the  Company  by  American  Caresource
     Corporation that was extinguished by the business combination and (c) $204,617 of direct expenses associated with the acquisition. The common stock issued in the transaction was valued at $1.68 per share based upon the measurement date for this transaction of April 14, 2003, which is the date the terms of the proposed transaction were agreed upon and announced to the public.

     Information related to the acquisition is as follows:

     Purchase price                           $      5,732,116
                                              ================
     Purchase allocation:
     Current assets                           $        504,087
     Property and equipment                            152,480
     Identifiable intangible assets                    462,000
     Current liabilities, excluding current
        portion of long-term debt                   (2,033,915)
     Long-term debt                                   (334,412)
     Goodwill                                        6,981,876
                                               ---------------
                                              $      5,732,116

     This acquisition has been accounted for using the purchase method of accounting and accordingly, the results of the operations of this acquisition have been included in the consolidated financial statements from the date of the acquisition. Since the acquisition occurred at the close of business on December 31, 2003, there are no operating results reflected in the accompanying 2003 consolidated statement of operations.

     The allocation of the purchase price to identifiable intangible assets and goodwill has not been finalized, and any required adjustments will be recorded as necessary in 2004.

     The following unaudited pro forma summary presents the Company's consolidated results of operations for 2003 and 2002 as if the acquisition had been consummated at January 1, 2002. The pro forma consolidated results of operations include certain pro forma adjustments, including the amortization of identifiable intangible assets and interest on certain debt.

                                                                        December 31,
                                                                    2003                  2002
                                                           --------------------- ---------------------
     Revenue                                                 $    14,851,682         $  11,996,817

     Operational costs                                          (18,882,522)          (17,936,490)

     Other costs                                                 (2,490,533)             (166,707)
                                                           --------------------- ---------------------
     Net loss                                                    (6,521,373)           (6,106,380)

     Dividends and beneficial conversions                          (837,090)           (8,265,390)
                                                           --------------------- ---------------------
     Net loss attributable to common shareholders            $   (7,358,463)         $(14,371,770)
                                                           ===================== =====================
     Net loss per share (using 3,399,616 weighted average
     shares outstanding at December 31, 2003.                $        (2.16)         $      (4.23)
                                                           ===================== =====================

     The pro forma results are not necessarily indicative of those that would have occurred had the acquisition taken place at the beginning of the periods presented.

     Going Concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss for 2003 of $3,377,961 and had negative working capital of $2,808,649 at December 31, 2003. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

     Management is currently assessing the Company's operating structure for the purpose of reducing ongoing expenses, increasing sources of revenue and is negotiating the terms of additional debt or equity financing. The recently completed acquisition of American Caresource Corporation is being integrated into the operation of the Company. Opportunities to expand the existing customer relationships of both organizations to include the services of both organizations are being assessed by management. Management believes that the access to capital will provide the newly acquired entity the stability needed to begin a period of growth. In addition, successes in outcomes from disease management programs are being leveraged in an attempt to increase revenues from sales.

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

     Fair Value of Financial Instruments - The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, borrowings from directors, a line of credit and long-term debt. The fair value of instruments is determined by reference to various market data and other valuation techniques, as appropriate. Unless otherwise disclosed, the fair value of short-term financial instruments approximates their recorded values due to the short-term nature of the instruments. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of long-term debt approximates its carrying value.

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

     Development Contracts - The Company's program enhancements consist of specific changes or modifications to existing products requested by customers and are short-term in nature. Therefore, revenue is recognized upon delivery of the enhancement.

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

     Licenses - Revenue derived from software license fees is recognized when the criteria established by Statement of Position 97-2, Software Revenue Recognition, is satisfied. License fees associated with hosting arrangements (e.g., arrangements that include the right of the customer to use the software stored on the Company's hardware), are recognized ratably over the hosting period when such fees are fixed and determinable. Hosting fees with payment terms extending past one year are recognized as payments become due.

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

     The Company's current contracts are concentrated in a small number of customers, consequently, the loss of any one of its customers could have a material adverse effect on the Company and its operations. During the years ended December 31, 2003, 2002 and 2001, approximately $3,635,661 (64%),
     $1,680,475  (71%),  and $1,027,931  (65%),  respectively,  of the Company's revenues arose from contracts with three customers. At December 31, 2003 and 2002, accounts receivable included balances of $151,688 and $317,046, respectively, from contracts with these customers.

     Property and Equipment - Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 10 years.

     Asset Impairment - The Company regularly assesses all of its long lived assets for impairment and recognizes a loss when the carrying value of an asset exceeds its fair value. The Company determined that no impairment loss of long lived assets need be recognized for applicable assets in 2003, 2002 and 2001.

     Intangible Assets - Intangible assets at December 31, 2002 represent a purchased software asset of the Company's web based services that is being amortized over 4 years using the straight-line method. This asset balance at December 31, 2003 totaled $35,893. At December 31, 2003, intangible assets also includes, among other things, a customer list and relationships acquired from American Caresource Corporation on December 31, 2003 totaling $462,000.

     Research and Development - Research and development costs are expensed as incurred.

     Income Taxes - Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards.

     Net Loss Per Share - The calculations for the basic and diluted loss per share were based on net loss attributable to common stockholders of $11,049,518, $2,314,361 and $4,555,305 and a weighted average number of common shares outstanding, including convertible preferred shares, of 3,399,616, 979,668 and 880,875 for the years ended December 31, 2003, 2002 and 2001 after giving effect to the 1 for 12 reverse stock split approved by the Company's stockholders on December 31, 2003, respectively. All per share information included in the consolidated financial statements and the footnotes thereto have been restated for effect of the 1 for 12 reverse stock split. The computation of fully diluted loss per share for 2003, 2002 and 2001 did not include 101,160, 92,928 and 103,128 shares of common stock, respectively, which consist of outstanding convertible preferred shares, options and warrants because the effect would be antidilutive due to the net loss in those years.

     The calculation of the Company's net loss per share for the years ended December 31, 2003, 2002 and 2001 is as follows:

                                                                2003               2002             2001
                                                                ----               ----             ----
     Net loss per share - basic and diluted
        Net loss attributable to common stockholders        $(11,049,518)      $(2,314,361)     $(4,555,305)
                                                         ----------------- ----------------- ----------------
        Actual weighted average common shares outstanding         924,109           913,002          814,209
        Weighted average preferred shares outstanding
           convertible into common shares                       2,475,507            66,666           66,666
                                                         ----------------- ----------------- ----------------
        Total weighted average common shares outstanding        3,399,616           979,668          880,875
                                                         ----------------- ----------------- ----------------
        Net loss per share - basic and diluted                 $   (3.25)         $  (2.36)        $  (5.17)
                                                         ================= ================= ================

     Retirement  Plan - The Company has a retirement  plan that qualifies  under
     Section 401(k) of the Internal Revenue Code. This retirement plan allows eligible employees to contribute a portion of their income on a pretax basis to the plan, subject to the limitations specified under the Internal Revenue Code. The Company's annual contribution to the plan is at the discretion of the Board of Directors. The Company made no contributions to this plan in 2003, 2002 and 2001.

     New Accounting Pronouncements - In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires disclosure about variable interest entities for which it is reasonably possible that the Company will be required to consolidate or disclose information when the Interpretation becomes effective. The Company has determined that it does not have any variable interest entities which would require consolidation in accordance with FIN 46.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of SFAS No. 150 in 2003 did not have an effect on the Company's consolidated financial statements.

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


                                              2003            2002           2001
                                              ----            ----           ----

     Net loss attributable to common
     shareholders - as reported         $ (11,049,518)   $ (2,314,361)   $ (4,555,305)

     Stock compensation expense              (118,257)       (136,306)       (210,471)
                                      ----------------- --------------- ---------------
     Net loss - pro forma               $ (11,167,775)   $ (2,450,667)   $ (4,765,776)
                                      ================= =============== ===============
     Net loss per share - basic
       and diluted - as reported              $ (3.25)        $ (2.36)        $ (5.17)
                                      ================= =============== ===============
     Net loss per share - basic
       and diluted - pro forma                $ (3.29)        $ (2.50)        $ (5.41)
                                      ================= =============== ===============


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using assumed risk-free interest rates of 3.79% for the year ended December 31, 2003, 3.63% for the year ended December 31, 2002 and 4.86% for the year ended December 31, 2001 and an expected life of 7 years. The assumed dividend yield was zero. The Company has used a volatility factor of .98 for the year ended December 31, 2003, 1.78 for the year ended December 31, 2002 and 1.24 for the year ended December 31, 2001. For purposes of pro forma disclosure, the estimated fair value of each option is amortized to expense over that option's vesting period.

     Consolidated Statements of Cash Flows - Supplemental noncash investing and financing activities for the years ended December 31, 2003, 2002 and 2001 are as follows:

                                                          2003          2002         2001
     Common stock activities:
        Borrowings from directors converted into
            common stock                               $4,482,500    $     -      $     -
        Accrued interest converted into common stock      438,099          -            -
        Common stock issued in acquisition              1,848,000          -            -
        Common stock issued for acquisition expenses       30,898          -            -
                                                      ------------- ------------ ------------
        Total of noncash common stock activities       $6,799,497    $     -      $     -
                                                      ============= ============ ============
     Preferred stock activities:
        Borrowings from directors converted to
            preferred stock                             $ 745,000    $     -      $     -
        Borrowings from shareholders converted into
            preferred stock                             3,675,000          -            -
        Accrued interest converted into preferred
            stock                                         865,180          -            -
        Issuance of preferred stock in connection
            with issuance of debt                       2,143,120          -            -
                                                      ------------- ------------ ------------
        Total noncash preferred stock activities       $7,428,300    $     -      $     -
                                                      ============= ============ ============
     Dividends declared on Series C & D Convertible
          Preferred Stock                               $ 243,257    $  90,000    $  90,000
                                                      ============= ============ ============
     Value of beneficial conversion feature on Series
          D Convertible Preferred Stock recognized as
          a dividend                                   $7,428,300    $     -      $     -
                                                      ============= ============ ============

     Segments - Prior to the American Caresource  Corporation  acquisition,  the
     Company operated in one segment. As a result of the acquisition, the Company anticipates that it will operate in two segments. Accordingly, the required segment information will be disclosed commencing in 2004.

2.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31:

                                        2003        2002

     Computer software               $  686,792  $  665,286
     Computer equipment               1,514,547   1,168,445
     Telephone equipment                365,204     362,887
     Leasehold improvements              64,897      41,504
     Office furniture and equipment     395,720     354,329
                                   ------------- -----------
                                      3,027,160   2,592,451

     Less accumulated depreciation    2,721,609   2,306,705
                                   ------------- -----------

     Property and equipment, net      $ 305,551  $  285,746
                                   ------------- -----------

3.   Debt

     Line of Credit - At December 31, 2003, the Company has borrowings outstanding totaling $3,000,000 under a line of credit, which is the maximum amount available under the line of credit. The amount borrowed is due and payable on July 31, 2005. Interest is due and payable at maturity at a floating rate based upon LIBOR plus 1.75% (effective LIBOR rate at December 23, 2003 was 1.2%). There is a commitment fee of 0.25% per annum on the average daily unused amount of the line of credit to be paid quarterly in arrears. The line of credit is secured by substantially all of the Company's assets and is guaranteed by Dr. Schaffer and Mr. Pappajohn, directors of the Company. In consideration for their guarantees, in February 2004, the Company granted to Dr. Schaffer and Mr. Pappajohn warrants to purchase an aggregate of 47,500 shares of Series D Convertible Preferred Stock, convertible into 475,000 shares of the Company's common stock for $10.00 per preferred share.

     At December 31, 2002, the Company's borrowings outstanding under the line of credit totaled $3,000,000. This line of credit was amended during 2003, the amended terms of which are described in the preceding paragraph.

     Borrowings from directors - Prior to December 31, 2003, the Company had borrowings from Mr. Pappajohn and Dr. Schaffer. At December 31, 2002, such borrowings totaled $5,077,500. The Company borrowed an additional $150,000 from these directors during 2003.

     On December 31, 2003, the Company converted $4,482,500 in debt and $438,099 of accrued interest owed to Mr. Pappajohn and Dr. Schaffer into common stock by issuing 2,928,986 shares of the Company's common stock using a value of $1.68 per common share. Additionally on December 31, 2003, Mr. Pappajohn agreed to convert his remaining debt of $745,000 and accrued interest of $711,110 into 145,611 shares of the Company's Series D Convertible Preferred Stock at a price of $10.00 per preferred share. See
     Note 5.

     Long-Term  Debt  -  Long-term  debt,   which  was  acquired  from  American
     Caresource Corporation, consists of the following at December 31, 2003:

     Unsecured non-interest bearing note to a stockholder, payable in monthly
     installments of $10,127, matured in December 2003                              $    40,507

     Unsecured non-interest bearing obligation to a stockholder, payable in
     monthly installments of $5,000, maturing in April 2004                              15,732

     Unsecured loan at index rate plus 2.5% (6.5%) to a stockholder, due on demand
                                                                                         30,478
     19% obligation assumed and due an individual in connection with the purchase of certain assets, payable in monthly installments of $2,000, matured in
     December 2003                                                                       11,577

     5% unsecured note payable to a client, with principal and interest maturing
     in March 2004                                                                      165,000

     Other                                                                                7,610

     Capital lease obligations (see Note 7)                                              63,508
                                                                                    ------------
     Total debt                                                                         334,412

     Less current portion                                                             (294,117)
                                                                                    ------------
     Total long-term debt                                                           $    40,295
                                                                                    ============

     Scheduled payments in each of the next four years are as follows:

     Year ended December 31,
     ------------------------ --------------
     2004                         $ 294,117
     2005                            21,360
     2006                            12,748
     2007                             6,187
     ------------------------ --------------
     Total                      $   334,412
                              ==============

4.   INCOME TAXES

     There was no income tax expense for the years ended December 31, 2003, 2002 and 2001.

     Income tax expense for the years ended December 31 differed from the U.S. federal income tax rate of 34% as a result of the following:

                                                           2003            2002          2001

     Computed "expected" tax benefit                  $ (1,148,507)    $ (756,283)  $ (1,518,203)

     Change in the valuation allowance
         for deferred tax assets                            487,000        885,000      1,795,000

     Amortization of debt discount is not deductible        728,660              -              -

     State and local income taxes at statutory rates,
         net of federal income tax benefit                 (73,350)      (133,462)      (267,918)

     Other, net                                               6,197          4,745        (8,879)
                                                      -------------- -------------- --------------

                                                         $     -        $     -        $    -
                                                      -------------- -------------- --------------

     The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities at December 31, are presented below.

     Deferred income tax assets:                        2003            2002

     Accounts receivable, principally due
       to allowance for doubtful accounts          $     21,000  $      22,000
     Deferred revenue                                   135,000         63,000
     Compensation                                        53,000         40,000
     Net operating loss carryforwards                13,053,000     12,698,000
     Tax credit carryforwards                            75,000         75,000
     Amortization of intangibles                        153,000        112,000
     Other                                               36,000         36,000
                                                   ------------- --------------
          Total gross deferred income tax assets     13,526,000     13,046,000

          Less valuation allowance                 (13,461,000)   (12,974,000)
                                                   ------------- --------------

          Net deferred income tax assets                 65,000         72,000
                                                   ------------- --------------

     Deferred income tax liabilities:

     Property and equipment, principally due to
       differences in depreciation and amortization     (9,000)       (30,000)
     Other                                             (56,000)       (42,000)
                                                   ------------- --------------
          Total gross deferred income tax liability    (65,000)       (72,000)
                                                   ------------- --------------

          Net deferred income taxes                 $     -        $     -
                                                   ------------- --------------

     Management of the Company has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets. The valuation allowance reduces deferred tax assets to zero, which represents management's best estimate of the amount of such deferred tax assets that more likely than not will be realized.

     At December 31, 2003 the Company has net operating loss carryforwards of approximately $32,684,000, which are available to offset future taxable income, if any, which begin to expire in 2010. The Company also has investment tax credit carryforwards for federal income tax purposes of approximately $75,000, which are available to reduce future federal income taxes, if any, which begin to expire in 2010. These loss and tax credit carryforwards may be subject to limitation by certain sections of the Internal Revenue Code relating to ownership changes.

5.   PREFERRED STOCK

     On March 31, 2000, the Company completed a private placement of 100,000 shares of newly issued Series C 9% Cumulative Convertible Preferred Stock ("Series C Preferred Stock"), raising $1,000,000 in total proceeds. These shares can be converted at any time by the holder into common stock at a rate of 8 shares of common stock to 1 share of Series C Preferred Stock. In 2003, this rate changed to 10 shares of common stock to 1 share of Series C Preferred Stock. Each share of Series C Preferred Stock has voting rights equivalent to 10 shares of common stock. As of December 31, 2003, the Company has accrued $337,500 in dividends since inception, which was payable to the Series C stockholders.

     During 2003 the Company issued a total of 301,582 shares of Series D 9% Cumulative Convertible Preferred Stock ("Series D Preferred Stock") in connection with certain borrowings during 2003. In accordance with APB Opinion No. 14, a portion of the cash received totaling $2,143,120 was allocated to the preferred stock resulting in a debt discount in the same amount, which was fully amortized by December 31, 2003. Additionally, a beneficial conversion feature has arisen since the value recorded for the preferred stock, which is convertible into common stock, is less than the fair market value of the common stock totaling $5,177,458. While the resulting beneficial conversion feature totals $3,034,338, the Company can only record a beneficial conversion equal to the value of the preferred stock recorded, $2,143,120. Such amount is reflected in the net loss attributable to the common stockholders for the year ended December 31, 2003 because the preferred stock is immediately convertible into the Company's common stock. As of December 31, 2003, the Company has accrued $153,257 in dividends since inception, which was payable to the Series D stockholders.

     On December 31, 2003, $5,285,180 of debt and accrued interest was converted into 528,518 shares of Series D Preferred Stock at a price of $10.00 per share. Because the effective purchase price per common share was $1.00 per share while the fair market value on December 31, 2003 was $2.40 per share, there is a beneficial conversion feature of these Series D Convertible Preferred shares totaling $7,399,252. While the resulting beneficial conversion feature totals $7,399,252, the Company can only record a beneficial conversion equal to the value of the preferred stock recorded, $5,285,180. Such amount is reflected in the net loss attributable to the common stockholders for the year ended December 31, 2003 because the preferred stock is immediately convertible into the Company's common stock.

6.   STOCK OPTIONS AND WARRANTS

     The Company has an Employee Stock Option Plan (the "Stock Option Plan") for the benefit of certain employees, non-employee directors, and key advisors. On December 31, 2003, the stockholders approved an amendment to the Stock Option Plan that increased its authorized shares from 1,680,000 shares on a pre-split basis to 3,500,000 shares after giving effect to the 1 for 12 reverse stock split and increase in the Company's overall authorized capital. On May 2, 2000, the Company filed a Form S-8 registering 1,680,000 of the Stock Option Plan shares, the Company plans to file an amended Form S-8 which will register the full 3,500,000 shares now authorized. Stock options granted under the Stock Option Plan may be of two types: (1) incentive stock options and (2) nonqualified stock options. The option price of such grants shall be determined by a Committee of the Board of Directors (the "Committee"), but shall not be less than the estimated fair market value of the common stock at the date the option is granted. The Committee shall fix the terms of the grants with no option term lasting longer than ten years. The ability to exercise such options shall be determined by the Committee when the options are granted. Generally, outstanding options vest at the rate of 20% per year. During 2001, some grants had a portion of the options vest immediately with the balance of the options vesting at a rate of 20% per year.

     A summary of stock option activity follows:

                                                            Outstanding    Weighted-Average
                                                              Options       Exercise Price

Options outstanding at December 31, 2000                      701,880           $ 1.28

Options granted during the year ended December 31, 2001
  (weighted average fair value of $0.18)                      536,500           $ 0.19

Options forfeited by holders during the year
  ended December 31, 2001                                    (40,840)           $ 1.83

Options outstanding at December 31, 2001                    1,197,540           $ 0.77

Options forfeited by holders during the year
  ended December 31, 2002                                    (82,400)           $ 0.86
                                                           -----------
Options outstanding at December 31, 2002                    1,115,140           $ 0.76

Options granted during the year ended December 31, 2003
  (weighted average fair value of $0.20)                      100,000           $ 0.20

Options forfeited by holders during the year
  ended December 31, 2003                                       (700)           $ 0.09

Options exercised during the year ended December 31, 2003       (400)           $ 0.09
                                                           -----------
Options outstanding at December 31, 2003
  before giving effect to the 1 for 12 reverse stock split  1,214,040           $ 0.78
                                                           ===========
Options outstanding at December 31, 2003
  after giving effect to the 1 for 12 reverse stock split     101,160           $ 9.36
                                                           ===========
Options exercisable at December 31, 2003                       70,565           $ 8.54
                                                           ===========
Options available for grant at December 31, 2003            3,376,917
                                                           ===========

     The following table summarizes information concerning outstanding and exercisable options at December 31, 2003, after giving effect to the 1 for 12 reverse stock split:



                               Options Outstanding                Options Exercisable
                     -------------------------------------   ---------------------------
                                    Weighted
                                     Average     Weighted                      Weighted
                                      Remaining   Average                       Average
        Range of       Number        Contractual Exercise        Number        Exercise
     Exercise Price  Outstanding         Life      Price      Exercisable        Price

     $1.08 - $11.99         65,747       5.73      $ 3.48         51,449       $  3.47

     $12.00 - $23.99        17,250       4.88      $15.20          7,917       $ 17.65

     $22.00 - $33.00        18,163       5.55      $25.24         11,199       $ 25.40
                     --------------                         -------------

                           101,160                                70,565
                     ==============                         =============

7.   COMMITMENTS

     The Company leases an automobile, certain equipment and other office space under non-cancelable lease agreements, which expire at various dates through April 2008.

     Rent expense for office space for the years ended December 31, 2003, 2002 and 2001 was $139,256, $95,508 and $136,045, respectively.

     At December 31, 2003 minimum annual lease payments for operating and capital leases are as follows:

                                             Leases
     Years ending December 31,          Capital   Operating
     --------------------------------- --------- -----------
                       2004            $ 28,467   $ 386,839
                       2005              24,362     324,993
                       2006              14,036     308,783
                       2007               7,040     304,951
                       2008                -        110,888
     Less amount representing interest (10,397)
     --------------------------------- --------- -----------
     Net present value of
     minimum lease payments            $ 63,508  $1,436,454

8.   QUARTERLY RESULTS (UNAUDITED)

     The following is a summary of the unaudited interim results of operations by quarter:

                                                     First     Second       Third      Fourth
     -------------------------------------------------------------------------------------------
     Year ended December 31, 2003:
     Revenues                                     $ 947,679 $ 1,580,037 $ 1,429,692 $ 1,729,885
     Gross margin                                   186,077     395,182     321,916     621,359
     Net loss                                     (505,206) (1,006,198) (1,190,639)   (675,918)
     Net loss attributable to common shareholders (527,706) (2,496,016) (1,858,563) (6,167,233)
     Net loss per common share                       (0.54)      (0.70)      (0.45)      (1.26)

     Year ended December 31, 2002:
     Revenues                                     $ 499,328   $ 542,716   $ 586,100   $ 727,533
     Gross margin                                    11,475      80,990     118,938     229,810
     Net loss                                     (661,521)   (556,519)   (474,147)   (532,174)
     Net loss attributable to common shareholders (684,021)   (579,019)   (496,647)   (554,674)
     Net loss per common share                       (0.70)      (0.59)      (0.51)      (0.57)

Schedule II

                            Patient InfoSystems, Inc.
                        Valuation and Qualifying Accounts
              For the Years Ended December 31, 2003, 2002 and 2001

                                           Balance at                                            Balance at
                                            Beginning                                              End of
                                             of Year         Additions         Deductions           Year
Allowance for Doubtful Accounts:
                                  2003   $     55,000      $        92           $  2,951      $     52,141
                                  2002   $     37,217      $    59,117           $ 41,334      $     55,000
                                  2001   $     48,122      $    15,447           $ 26,352      $     37,217

Deferred Tax Assets Valuation
  Allowance:
                                  2003   $ 12,974,000      $   487,000               -         $ 13,461,000
                                  2002   $ 12,089,000      $   885,000               -         $ 12,974,000
                                  2001   $ 10,294,000      $ 1,795,000               -         $ 12,089,000