Form 10KSB/A
period 2003-12-31
PATIENT INFOSYSTEMS INC
filed 2004-04-29
CIK 1017813

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
(Mark One)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

    Yes [_] No [X]

As of March 25, 2004, the aggregate market value of the voting and nonvoting common stock held by nonaffiliates of the registrant was $12,084,880 and 2,416,976 shares of common stock were outstanding.

As of March 30, 2004, there were 6,002,854 shares of the issuer's common stock outstanding.

--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

         The Registrant is amending its Annual Report on Form 10-KSB for the year ended December 31, 2003 to include the information required in Part III, Items 9 through 12, which was omitted in the original filing pursuant to General Instruction E(3) of this Form 10-KSB.

                                    PART III


Item 9. Directors and Executive Officers of the Registrant.

        Name                     Title                            Age
-------------------------- ---------------------------------- ------------
Derace L. Schaffer, M.D    Chairman                               56
Roger L. Chaufournier      CEO and Director                       46
John Pappajohn             Director                               75
Christine St. Andre        Chief Operating Officer                53
Kent Tapper                Vice President Financial Planning      47

     Derace L.  Schaffer,  M.D.,  56 (Chairman  of the Board of Directors  since
1995). Dr. Schaffer has been Chairman of the Board and a Director of Patient Infosystems since its inception in February 1995. Dr. Schaffer is the founder and CEO of the Lan Group, a venture capital firm specializing in healthcare and high technology investments which position he has held for more than the last five years. He serves as a director of Allion Healthcare, Inc., a public company. He is also a director of several private companies, including Source Medical Inc. and Logisticare, Inc. Dr. Schaffer is a board certified radiologist. He received his postgraduate radiology training at Harvard Medical School and Massachusetts General Hospital, where he served as Chief Resident. Dr. Schaffer is a member of Alpha Omega Alpha, the national medical honor society, and is Clinical Professor of Radiology at the University of Rochester School of Medicine.

     Roger Louis Chaufournier, 46 (President and Chief Executive Officer since April 1, 2000) Mr. Chaufournier has been the President and Chief Executive Officer of Patient Infosystems since April 1, 2000. Prior to joining Patient Infosystems, Mr. Chaufournier was President of the STAR Advisory Group, a healthcare consulting firm he founded in 1998. From August 1996 to July 1999, Mr. Chaufournier was the Chief Operating Officer of the Managed Care Assistance Company, a company that developed and operated Medicaid health plans. Managed Care Assistance Company filed for protection under the federal bankruptcy laws in June 2000. From 1993 to 1996, Mr. Chaufournier was Assistant Dean for Strategic Planning for the Johns Hopkins University School of Medicine. In addition, Mr. Chaufournier spent twelve years in progressive leadership positions with the George Washington University Medical Center from 1981 to 1993. Mr. Chaufournier was also Chairman of the Board and acting President of Metastatin Pharmaceuticals, a privately held company developing therapeutics in the area of prostate cancer. Mr. Chaufournier was a three time Examiner with the Malcolm Baldrige National Quality Award and has served as the national facilitator for the federal Bureau of Primary Health Care chronic disease collaboratives.

     John Pappajohn, 75 (Director since 1995). Mr. Pappajohn has been a Director of Patient Infosystems since its inception in February 1995, and served as its Secretary and Treasurer from inception through May 1995. Since 1969, Mr. Pappajohn has been the sole owner of Pappajohn Capital Resources, a venture capital firm and President of Equity Dynamics, Inc., a financial consulting firm, both located in Des Moines, Iowa. He serves as a director for the following public companies: Allion Healthcare, Inc., MC Informatics, Inc. and Pace Health Management Systems, Inc.

     Christine St. Andre, 53 (Executive Vice President and Chief Operating Officer since June 5, 2000) Ms. St. Andre has been the Executive Vice President and Chief Operating Officer of Patient Infosystems since June 5, 2000. Ms. St. Andre has more than 20 years experience managing complex healthcare organizations. From 1994 to 2000, Ms. St. Andre was Chief Executive Officer for the University of Utah Hospitals and Clinics. Prior to 1994, Ms. St. Andre served as Chief Executive Officer of George Washington University Medical Center. Ms. St. Andre's career in healthcare began in the area of information technology at the Thomas Jefferson University.

     Kent Tapper, 47 (Vice President, Financial Planning of the Company since April 1999). Mr. Tapper has served as Chief Information Officer and Vice President, Systems Engineering and has been with Patient Infosystems since July 1995. Mr. Tapper became the acting Chief Financial Officer of Patient Infosystems in April 2000. From 1992 to 1995, Mr. Tapper served as Product Manager, Audio Response and Call Center Platforms for Northern Telecom, Inc. From 1983 to 1992, Mr. Tapper held Product Manager, Systems Engineering Manager and various engineering management positions with Northern Telecom.

                          COMPLIANCE WITH SECTION 16(a)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities (who are referred to as "Reporting Persons"), to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based on a review of the copies of reports furnished to the Company, the Company believes that during the year ended December 31, 2003 all filing requirements applicable to its officers, directors and ten percent beneficial owners were met.

                                 AUDIT COMMITTEE

     The Audit Committee, which held four meetings during fiscal year 2003, periodically reviews the Company's auditing practices and procedures, makes recommendations to management or to the Board of Directors as to any changes to such practices and procedures deemed necessary from time to time to comply with applicable auditing rules, regulations and practices, reviews all Form 10-KSB Annual and 10-QSB interim reports and recommends independent auditors for the Company to be elected by the stockholders.

     The Audit Committee consists of John Pappajohn and Dr. Derace Schaffer. The Audit Committee has one audit committee financial expert, John Pappajohn who is not independent.

     The Audit Committee meets with the Company's independent auditors quarterly and reviews the scope of the audit performed by the Company's independent auditors. The Audit Committee and the Company's independent auditors review the Company's accounting principles and internal accounting controls.

                                 CODE OF ETHICS

     The  Board  of  Directors  of the  Company  has  adopted  a code of  ethics
(attached hereto as Exhibit 14) which defines the ethical principles which govern the conduct of all senior officers. Such senior officers include the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and Principal Accounting Officer.

Item 10.  Executive Compensation.

     The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company and its subsidiary for each of the fiscal years ended December 31, 2003, 2002 and 2001 for those persons who were at December 31, 2003, (i) the Chief Executive Officer and (ii) the other two most highly compensated executive officers of the Company who received compensation in excess of $100,000 during the fiscal year ended December 31, 2003 (the "named executive officers"):

                                     Summary Compensation Table
                                                                            Long-Term
                                                                           Compensation
                                                                              Awards
                                               Annual Compensation          Securities
Name and Principal Position                  Year    Salary     Bonus   Underlying Options (#)
---------------------------                  ----    ------     -----   ------------------
Roger L. Chaufournier, President and Chief   2003   $219,611   $25,385          0
Executive Officer                            2002    180,841         0          0
                                             2001    196,502         0     16,666

Christine St. Andre, Vice President, Chief   2003   $184,050   $22,212          0
Operating Officer                            2002    157,512         0          0
                                             2001    171,893         0     12,500

Kent A. Tapper, Vice President, Financial    2003   $124,154   $14,913          0
Planning                                     2002    107,942         0          0
                                             2001    116,628         0      8,333

     No stock options were granted to the Chief Executive Officer and the named executive officers of the Company during 2003.

     No stock options were exercised by the Chief Executive Officer or the named executive officers of the Company during 2003. The following table sets forth certain information regarding unexercised options held by the Chief Executive Officer and the named executive officers of the Company at December 31, 2003. The table does not give effect to grants of options that occurred after December 31, 2003. For additional information with respect to these grants, see "Stock Option Plan".

                                      Aggregated Option Exercises during 2003
                                      and Option Values on December 31, 2003

                      Number of Securities Underlying    Value of Unexercised
                          Unexercised Options at        In-the-Money Options at
                           December 31, 2003(#)         December 31, 2003($)(1)
                           --------------------         -----------------------
  Name                  Exercisable Unexercisable      Exercisable Unexercisable
  ----                  ----------- -------------      ----------- -------------
  Roger L. Chaufournier      23,415        9,917           $1,500      1,000
  Christine St. Andre        17,499        7,501            1,125        750
  Kent A. Tapper              9,582        1,751            3,187        263

(1) Calculated based upon $2.40 market value of the underlying securities as of December 31, 2003.

                                STOCK OPTION PLAN

     The Company's Amended and Restated Stock Option Plan (the "Plan") was adopted by the Board of Directors and stockholders in 1995 and amended as of December 2003. Up to 3,500,000 shares of Common Stock are authorized and reserved for issuance under the Plan. Under the Plan, options may be granted in the form of incentive stock options ("ISOs") or non-qualified stock options ("NQOs") from time to time to salaried employees, officers, directors and consultants of the Company, as determined by the Compensation Committee of the Board of Directors. The Compensation Committee determines the terms and conditions of options granted under the Plan, including the exercise price. The Plan provides that the Committee must establish an exercise price for ISOs that is not less than the fair market value per share at the date of the grant. However, if ISOs are granted to persons owning more than 10% of the voting stock of the Company, the Plan provides that the exercise price must not be less than 110% of the fair market value per share at the date of the grant. The Plan also provides for a non-employee director to be entitled to receive a one-time grant of a NQO to purchase 36,000 shares at an exercise price equal to fair market value per share on the date of their initial election to the Company's Board of Directors. Such NQO is exercisable only during the non-employee director's term and automatically expires on the date such director's service terminates. Each option, whether an ISO or NQO, must expire within ten years of the date of the grant.

     As of April 28, 2004, options to acquire 1,527,160 shares of Common Stock have been granted to employees and directors of the Company. The following table sets forth information regarding the number of options outstanding and the exercise price of these options.

                        Number of Options
                      Outstanding at April
                            28, 2004         Exercise Price
                      --------------------   --------------
                               499              $1.08
                             3,000              $1.67
                            43,748              $2.25
                         1,426,000              $2.28
                            12,500              $6.00
                             6,000              $8.33
                             8,333             $16.50
                             6,417             $22.56
                             2,500             $24.72
                            16,666             $29.26
                               789             $33.00

     Of these options, 92,827 of the options granted before December 31, 2003 were fully vested, 1,426,000 were granted on January 9, 2004, 456,400 of which vested immediately. The remaining options and all other options granted under the Plan vest as to 20% of the option grant on the first anniversary of the grant, and 20% on each subsequent anniversary.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding the beneficial ownership of the shares of the Company's Common and Common equivalent Preferred Stock as of June 27, 2004, (i) by each person the Company knows to be the beneficial owner of 5% or more of the outstanding shares of Common Stock, (ii) the Chief Executive Officer and each named executive officer listed in the Summary Compensation Table below, (iii) each director and nominee for director of the Company and (iv) all executive officers and directors of the Company as a group. As of April 28, 2004, there were 6,051,638 shares outstanding.

                                                                Shares        Percentage
                                                             Beneficially  Beneficially Owned
                         Beneficial Owner(1)                     Owned
John Pappajohn(2)                                             7,640,090         71.48%
Principle Life Insurance(3)                                   3,551,490         36.98%
  810 Grand Ave.
  Des Moines, IA 50392
American Caresource Corporation                               1,100,000         18.18%
  17400 Dallas Parkway
  Dallas, TX 75287
Derace L. Schaffer(4)                                           926,470         14.14%
Roger Louis Chaufournier(5)                                     233,332          3.71%
Christine St. Andre(6)                                          125,000          2.02%
Kent A. Tapper(7)                                                73,841          1.21%

All directors and executive officers as a group (6 persons)   8,998,733         77.44%

Total Shares Outstanding as of April 28, 2004                 6,051,638

(1) Unless otherwise noted, the address of each of the listed persons is c/o the Company at 46 Prince Street, Rochester, New York 14607.

(2) Includes 30,000 shares held by Halkis, Ltd., a sole proprietorship owned by Mr. Pappajohn, 30,000 shares held by Thebes, Ltd., a sole proprietorship owned by Mr. Pappajohn's spouse and 30,000 shares held directly by Mr. Pappajohn's spouse. Mr. Pappajohn disclaims beneficial ownership of the shares owned by Thebes, Ltd. and by his spouse. Includes options to purchase 3,000 shares which are either currently exercisable or which become exercisable within 60 days of April 28, 2004, 110,000 Common Share equivalents for the 11,000 shares of Series C Convertible Preferred Stock and 4,242,330 Common Share equivalents for the 424,233 shares of Series D Convertible Preferred Stock beneficially owned as of April 28, 2004.

(3) Includes 3,551,490 Common Share equivalents for the 355,149 shares of Series D Convertible Preferred Stock beneficially owned as of April 28, 2004.

(4) Includes 24,000 shares held by Dr. Schaffer's children. Also includes 3,000 shares which are issuable upon the exercise of options that are either currently exercisable or which become exercisable within 60 days of April 28, 2004, 250,000 Common Share equivalents for the 25,000 shares of Series C Convertible Preferred Stock and 53,180 Common Share equivalents for the 5,318 shares of Series D Convertible Preferred Stock beneficially owned as of April 28, 2004.

(5) Includes options to purchase 233,332 shares which are either currently exercisable or which become exercisable within 60 days of the date of April 28, 2004. Does not include 200,000 shares subject to outstanding options that are not exercisable within 60 days of April 28, 2004.

(6) Includes options to purchase 125,000 shares which are either currently exercisable or which become exercisable within 60 days of the date of April 28, 2004. Does not include 100,000 shares subject to outstanding options that are not exercisable within 60 days of April 28, 2004.

(7) Includes options to purchase 73,933 shares which are either currently exercisable or which become exercisable within 60 days of April 28, 2004. Does not include 62,500 shares subject to outstanding options that are not exercisable within 60 days of April 28, 2004.

Item 12.  Certain Relationships and Related Transactions.

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

     On December 31, 2003, Patient Infosystems and Wells Fargo further amended the credit facility and is due and payable on June 30, 2005. Dr. Schaffer and Mr. Pappajohn also guaranteed this extension. In consideration for their guarantees, in February 2004 the Company granted to Dr. Schaffer and Mr. Pappajohn warrants to purchase an aggregate of 47,500 shares of Series D 9% Cumulative Convertible Preferred Stock("Series D Preferred Stock"), convertible into 475,000 shares of the Company's common stock for $10.00 per preferred share.

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

     Between April 2003 and January 2004, Patient Infosystems issued 840,118 shares of Series D Preferred Stock under the terms of the Note and Stock Purchase Agreement dated April 11, 2003 and amended on September 10, 2003. These shares can be converted into common stock at a rate of 10 shares of common stock to 1 share of Series D Preferred Stock. Each share of Series D Preferred Stock has voting rights equivalent to 10 shares of common stock. John Pappajohn and Derace Schaffer, members of the Board of Directors of Patient Infosystems, hold 424,233 and 5,318 shares of Series D Preferred Stock respectively.

     In January 2004, Patient Infosystems borrowed $200,000 from Mr. Pappajohn, a director of the Company, in exchange for an unsecured note that bore no interest if repaid on or before March 31, 2004. The note was repaid on March 29, 2004 and bore no interest as of that date.

                                 SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PATIENT INFOSYSTEMS, INC.

By:                                                           April 29, 2004
         --------------------------------------------         --------------

         Roger L. Chaufournier                                Date
         Director, President, and Chief Executive Officer

                                  EXHIBIT INDEX

14   Code of Ethics

31.1 Certification of the Patient Infosystems, Inc. Chief Executive Officer, Roger L. Chaufournier, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Patient Infosystems, Inc. Chief Financial Officer, Kent Tapper, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.