Form 10QSB
period 2004-03-31
PATIENT INFOSYSTEMS INC
filed 2004-05-17
CIK 1017813

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10QSB



[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:             March 31, 2004
                                 ----------------------------------------------


                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ------------------------------------------------

Commission file number:             0-22319
                         ------------------------------------------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [ ]

     As of May 15, 2004, 6,024,979 shares of the Company's common stock, par value $0.01 per share, were outstanding.

     Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]


--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

PATIENT INFOSYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED) AS OF

ASSETS                                                                     March 31, 2004 December 31, 2003
                                                                           --------------  ----------------
CURRENT ASSETS:
  Cash and cash equivalents                                                $     703,527  $    397,851
  Accounts receivable                                                            878,505       771,258
  Prepaid expenses and other current assets                                      156,900       156,729
                                                                           -------------- -------------
        Total current assets                                                   1,738,932     1,325,838

Property and equipment, net                                                      297,093       305,551

OTHER ASSETS:
  Intangible assets
    (net of accumulated amortization of $633,859 and $586,830)                   438,900       497,893
  Goodwill                                                                     7,004,625     6,981,876
                                                                           -------------- -------------

TOTAL ASSETS                                                               $  9,479,550   $  9,111,158
                                                                           ============== =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Bank overdraft                                                                 $     -     $ 189,608
  Accounts payable                                                             1,282,552     1,337,862
  Accrued salaries and wages                                                     518,832       442,299
  Accrued expenses                                                               852,758     1,043,247
  Accrued dividends                                                              699,790       490,756
  Current maturities of long-term debt                                            64,795       294,117
  Deferred revenue                                                               105,689       336,598
                                                                           -------------- -------------
        Total current liabilities                                              3,524,416     4,134,487
                                                                           -------------- -------------

LINE OF CREDIT                                                                 3,000,000     3,000,000
LONG-TERM DEBT                                                                    34,098        40,295

STOCKHOLDERS' DEFICIT:
  Preferred stock - $.01 par value:  shares authorized: 20,000,000
    Series C, 9% cumulative, convertible, issued and outstanding - 75,000
       as of March 31, 2004, 100,000 as of December 31, 2003                         750         1,000
    Series D, 9% cumulative, convertible, issued and outstanding - 840,118
       as of March 31, 2004, 830,100 as of December 31, 2003                       8,401         8,301
  Common stock - $.01 par value:  shares authorized:
     80,000,000; issued and outstanding - 6,024,979 as of March 31, 2004,
        4,960,354 as of December 31, 2003                                         60,250        49,604
  Additional paid-in capital                                                  48,334,726    45,596,684
  Unearned debt issuance cost                                                   (914,000)         -
  Accumulated deficit                                                        (44,569,091)  (43,719,213)
                                                                           -------------- -------------
        Total stockholders' deficit                                            2,921,036     1,936,376
                                                                           -------------- -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                $   9,479,550  $  9,111,158
                                                                           ============== =============

See notes to unaudited consolidated financial statements.

PATIENT INFOSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATION (UNAUDITED)
                                             Three Months Ended
                                                 March 31,
                                            2004            2003
                                            ----            ----

REVENUES
  Disease and Demand Management Fees   $   2,344,427   $   947,679
  Ancillary Benefits Management Fees       1,676,510          -
                                       -------------- -------------
       Total revenues                      4,020,937       947,679
                                       -------------- -------------
COSTS AND EXPENSES
  Cost of sales                            3,170,705       761,602
  Sales and marketing                        371,122       242,603
  General and administrative               1,016,861       275,469
  Research and development                    32,607        31,758
                                       -------------- -------------
        Total costs and expenses           4,591,295     1,311,432
                                       -------------- -------------
OPERATING LOSS                              (570,358)     (363,753)
OTHER EXPENSE
  Financing Cost                            (171,375)         -
  Interest expense, net                      (29,966)     (141,453)
                                       -------------- -------------
NET LOSS                                    (771,699)     (505,206)

CONVERTIBLE PREFERRED STOCK DIVIDENDS       (287,214)      (22,500)
                                       -------------- -------------
NET LOSS ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                  $  (1,058,913)  $  (527,706)
                                       ============== =============
NET LOSS PER SHARE - BASIC
   AND DILUTED                         $       (0.20)  $     (0.58)
                                       ============== =============
WEIGHTED AVERAGE COMMON  SHARES            5,348,800       913,002

See notes to unaudited consolidated financial statements.

PATIENT INFOSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                                      Three Months    Three Months
                                                                                         Ended            Ended
                                                                                     March 31, 2004  March 31, 2003
OPERATING ACTIVITIES:
  Net loss                                                                             $ (771,699)     $  (505,206)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                                        280,687          82,138
      Compensation expense related to warrants                                             223,088            -
      (Increase) decrease in accounts receivable                                          (107,247)         87,946
      (Increase) decrease in prepaid insurance, expenses and other current assets             (171)          2,642
      Decrease in accounts payable                                                         (55,310)        (45,449)
      Increase in accrued salaries and wages                                                76,533          78,562
      (Decrease) increase in accrued expenses                                             (190,489)        128,815
      Decrease in deferred revenue                                                        (230,909)        (31,800)
                                                                                     -------------- ---------------
            Net cash used in operating activities                                         (775,517)       (202,352)
                                                                                     -------------- ---------------
INVESTING ACTIVITIES:
  Property and equipment additions                                                         (41,860)        (18,572)
  Increase in notes receivable                                                                -           (300,000)
                                                                                     -------------- ---------------
          Net cash used in investing activities                                            (41,860)       (318,572)
                                                                                     -------------- ---------------

FINANCING ACTIVITIES:
  Borrowing from directors, net                                                               -            600,000
  Decrease in bank overdraft                                                              (189,608)
  Payment of debt                                                                         (235,519)           -
  Proceeds from the sale of common stock                                                 1,663,180            -
  Expenses related to the sale of common stock                                            (115,000)           -
                                                                                     -------------- ---------------
            Net cash provided by financing activities                                    1,123,053         600,000
                                                                                     -------------- ---------------
NET INCREASE IN CASH AND CASH  EQUIVALENTS                                                 305,676          79,076

CASH AND CASH EQUIVALENTS AT  BEGINNING OF PERIOD                                          397,851           5,011
                                                                                     -------------- ---------------
CASH AND CASH EQUIVALENTS AT  END OF PERIOD                                             $  703,527        $ 84,087
                                                                                        ===========       ========

Supplemental disclosures of non-cash information
  Dividend declared on Convertible Preferred Stock                                      $  209,034        $ 22,500
                                                                                        ===========       ========
  Beneficial conversion feature of Convertible Preferred Stock                          $   78,180
                                                                                        ==========
  Fair market value of:
    Warrants issued as an expense of sale of Common Stock                               $   46,625
                                                                                        ==========
    Warrants issued as acquisition expense                                              $   22,750
                                                                                        ==========
    Warrants issued or debt guarantee                                                   $1,085,375
                                                                                        ==========
    Common Stock issued for services                                                    $   44,250
                                                                                        ==========

See notes to unaudited consolidated financial statements.

PATIENT INFOSYSTEMS, INC. AND SUBSIDIARIES


     Notes to Unaudited Consolidated Financial Statements for the period ended March 31, 2004

1. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Patient Infosystems Canada, Inc., which ceased operations in January 2001 and American Caresource Holdings, Inc. ("ACS") which was created in December 2003. Significant intercompany transactions and balances have been eliminated in consolidation.

     Acquisition - On December 31, 2003, the Company acquired substantially all the assets and liabilities of American Caresource Corporation for a total purchase price of $5,754,866. The Company recorded this acquisition using the purchase method of accounting and therefore, the operations of ACS are included only since the date of the acquisition.

     The accompanying consolidated financial statements for the three month periods ended March 31, 2004 and March 31, 2003 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. Certain reclassifications of 2003 amounts have been made to conform to 2004 presentations. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results for the entire year ending December 31, 2004.

     All share and per share information contained herein gives effect to the 1 for 12 reverse stock split which was effective as of January 9, 2004.

     The calculations for the basic and diluted loss per share for the three month periods ended March 31, 2004 and 2003 did not include 1,527,160 and 92,877, respectively, options to purchase shares of common stock nor the common equivalent shares issuable upon conversion of the 100,000 and 915,188, respectively, shares of preferred stock which were outstanding because the effect would have been antidilutive due to the net loss in those periods. The computation of basic and diluted net loss per share is as follows:

                                                    Three Months Ended
                                                        March 31,
                                                   2004              2003
                                                   ----              ----
     Net loss                                 $   (771,699)      $ (505,206)

     Convertible preferred Stock dividends        (287,214)         (22,500)
                                              -------------      -----------
     Net loss attributable to
          Common Stockholders                 $ (1,085,913)      $ (527,706)
                                              -------------      -----------
     Weighted average common shares              5,348,800          913,002
                                              -------------      -----------
     Net loss per share - Basic and diluted   $      (0.20)      $    (0.58)
                                              =============      ===========

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

                                            Three Months Ended
                                                March 31,
                                           2004           2003
                                           ----           ----
     Net loss attributable to common
     shareholders - as reported         $1,058,913)    ($527,706)

     Stock compensation expense         (1,161,959)      (26,334)
                                        ------------ -------------
     Net loss - pro forma               (2,220,872)     (554,040)

     Net loss per share - basic
       and diluted - as reported            ($0.20)       ($0.58)
                                        ============ =============
     Net loss per share - basic
       and diluted - pro forma              ($0.42)       ($0.61)
                                        ============ =============
     Weighted average common shares      5,348,800       913,002


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using an assumed risk-free interest rates of 3.31% for the three month period ended March 31, 2004, 3.79% for the year ended December 31, 2003 and an expected life of 7 years. The assumed dividend yield was zero. The Company has used a volatility factor of 113% for the three month period ended March 31, 2004 and 98% for the year ended December 31, 2003. For purposes of pro forma disclosure, the estimated fair value of each option is amortized to expense over that option's vesting period and only the compensation expense related to the three month periods ended March 31, 2003 and 2004 were used to adjust the net loss on a pro forma basis.

2. On December 31, 2003, the Company entered into the Third Addendum to the Second Amended and Restated Credit Agreement with Well Fargo Bank Iowa, N.A., which extended the term of the $3,000,000 credit facility to July 31, 2005. Dr. Schaffer and Mr. Pappajohn, directors of the Company, guaranteed this extension. In consideration of their guarantees, in February 2004 the Company granted to Dr. Schaffer and Mr. Pappajohn warrants to purchase an aggregate of 47,500 shares of Series D Convertible Preferred Stock, convertible into 475,000 shares of the Company's common Stock for $10.00 per preferred share. The Company valued these warrants at $1,085,375 using the Black-Scholes method. The value of these warrants was recorded as unearned debt issuance costs and will be amortized as financing costs over the nineteen month period of the loan guarantee. During the 3 months ended March 31, 2004, the company recorded a financing cost of $171,375.

3. On March 28, 2004, Mr. Pappajohn and Dr. Schaffer signed a letter to the Company in which they made a commitment to obtain the operating funds that the Company believes would be sufficient to fund its operations through January 1, 2005. There can be no assurances given that Mr. Pappajohn or Dr. Schaffer can raise either the required working capital through the sale of the Company's securities or that the Company can borrow the additional amounts needed.

4. During the three month period ended March 31, 2004, the Company issued 814,625 shares of its Common Stock and 4,700 shares of its Series D Convertible Preferred Stock to certain investors in exchange for $1,663,180 which consisted of $1,610,000 of working capital, $53,180 of accrued interest payable and $44,250 of services. The Company incurred $205,875 of costs directly attributable to the sale of its common stock.

     During the three month period ended March 31, 2003, the Company paid $113,625 of expenses by issuing shares of its Common Stock and warrants to purchase shares of its Common Stock. The Company issued 22,125 shares of its Common Stock as payment of $44,250 in consulting expenses and issued warrants to purchase 25,000 shares of its Common Stock at $2.75 per share that were assigned a fair market value of $69,375 using a Black-Scholes valuation method.

     Of the warrants to purchase 25,000 shares of the Company's Common Stock, warrants to purchase 12,500 shares assigned a value of $22,750 were an additional expense related to the purchase of substantially all the assets of and assumption of liabilities from American Caresource Corporation on December 31, 2003. Accordingly, goodwill related to this acquisition was increased by $22,750.

5. During the three months ended March 31, 2004 the Company operated in two segments: (i) Patient Infoystems, which includes disease management, demand management and provider improvement services; and (ii) American Caresource, which includes ancillary benefits management services. Selected financial information on the Company's segments for the three month periods ended March 31, 2004 and 2003 and pro forma combined as if the acquisition had occurred as of January 1, 2003 are presented as follows:

                                                                      March 31,
                                                        2004              2003             2003
                                                                                         Pro Forma
     Revenues
      Patient Infosystems, Inc.                      $    2,344,427     $    947,679    $     947,679
      American Caresource Holdings, Inc.                  1,676,510             -           2,581,617
                                                 ------------------- ---------------- ----------------
     Total revenue                                        4,020,937          947,679        3,529,296

     Cost of goods
      Patient Infosystems, Inc.                           1,526,595          761,602          761,602
      American Caresource Holdings, Inc.                  1,644,110             -           2,999,403

     Selling, General and Administrative
      Patient Infosystems, Inc.                             601,792          549,830          549,830
      American Caresource Holdings, Inc.                    818.798             -             657,391

     Other
      Patient Infosystems, Inc.                             196,772          141,453          141,453
      American Caresource Holdings, Inc.                      4,569             -               5,458
                                                 ------------------- ---------------- ----------------
     Net profit (loss)
      Patient Infosystems, Inc.                              19,268         (505,206)        (505,206)
      American Caresource Holdings, Inc.                   (790,967)            -          (1,080,635)
                                                 ------------------- ---------------- ----------------
     Total net loss                                        (771,699)        (505,206)      (1,585,841)

     Dividends                                             (287,214)         (22,500)        (170,958)
                                                 ------------------- ---------------- ----------------
     Net loss attributable to
      common shareholders                                (1,058,913)        (527,706)      (1,756,799)
                                                 =================== ================ ================
     Net loss per share basic and diluted               $     (0.20)      $    (0.58)      $    (1.92)
                                                 =================== ================ ================
     Weighted average common shares                       5,348,800          913,002          913,002
                                                 =================== ================ ================

6. The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited consolidated financial statements, the Company incurred a net loss for the three month period ended March 31, 2004 of $771,699 and had negative working capital of $1,785,484 at March 31, 2004. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Management's discussion and analysis provides a review of the Company's operating results for the three month period ended March 31, 2004 as compared to the three month period ended March 31, 2003 and a review of the Company's financial condition at March 31, 2004 as compared to March 31, 2003 and December 31, 2003. The focus of this review is on the underlying business reasons for significant changes and trends affecting the revenues, net earnings and financial condition of the Company. This review should be read in conjunction with the accompanying unaudited consolidated financial statements.

     In an effort to give investors a well-rounded forward-looking view of the Company's current condition and future opportunities, this Quarterly Report on Form 10-QSB includes information from the Company's management about future performance and results. Because they are forward-looking, this information involves uncertainties. These uncertainties include the Company's ability to continue its operations as a result of, among other things, continuing losses, working capital short falls, uncertainties with respect to sources of capital, risks of market acceptance of or preference for the Company's systems and services, competitive forces, the impact of changes in government regulations, general economic factors in the healthcare industry and other factors discussed in the Company's filings with the Securities and Exchange Commission including the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

     To assist the reader's understanding the results of operations, each of the Company's segments will be presented separately using the following segmented statement of operations, which includes pro forma results of American Caresource Holdings, Inc. for the three month period ended March 31, 2003 for comparative purposes:

                                                Patient Infosystems               American Caresource
                                                Three Months Ended                 Three Months Ended
                                                     March 31,                         March 31,
                                               2004              2003            2004             2003
                                               ----              ----            ----             ----
                                                                                                Pro forma
REVENUES                                  $  2,344,427      $  947,679      $ 1,676,510     $  2,581,617
COSTS AND EXPENSES
  Cost of sales                              1,526,595         761,602        1,644,110        2,999,403
  Sales and marketing                          222,010         242,603          149,112           68,228
  General and administrative                   347,175         275,469          669,686          589,163
  Research and development                      32,607          31,758
                                         -------------- --------------- ---------------- ----------------
        Total costs and expenses             2,128,387       1,311,432        2,462,908        3,656,794
OPERATING PROFIT (LOSS)                        216,040        (363,753)        (786,398)      (1,075,177)
OTHER EXPENSE                                 (196,772)       (141,453)          (4,569)          (5,458)
                                         -------------- --------------- ---------------- ----------------
NET PROFIT (LOSS)                               19,268        (505,206)        (790,967)      (1,080,635)

Results of Operations

     PATIENT INFOSYSTEMS

     Revenues

     Revenues consist of revenues from operations and other fees. Revenues increased to $2,344,427 from $947,679 during the three months ended March 31, 2004 and 2003, respectively, or 147%.

                                       Three Months Ended
                                            March 31,
Revenues                              2004             2003
--------                              ----             ----
Operations fees
  Provider improvement            $ 1,858,103      $ 369,996
  Disease and demand management       483,638        549,307
                                -------------- --------------
Total operations fees               2,341,741        919,303
Other fees                              2,686         28,376
                                -------------- --------------

Total revenues                    $ 2,344,427      $ 947,679
                                -------------- --------------

     Provider innovations and improvement fee revenues are primarily attributable to assistance provided to organizations for the effective management of patients with chronic disease, including information technology support, learning organization services, and data analysis and reporting. For a substantial part of its innovation and improvement work, Patient Infosystems participates in as a subcontractor to the Institute for Healthcare Improvement. Provider improvement fee revenues increased to $1,858,103 for the three months ended March 31, 2004 as compared to $369,996 for the three months ended March 31, 2003. No assurances can be given that Patient Infosystems will continue to provide these services at the current levels, or at all, and revenue recognized during the three month period ended March 31, 2004 is not necessarily indicative of the results to be expected for the entire year ending December 31, 2004. The contracts for substantially all the provider improvement services are annual in nature, the largest of which ended as of March 31, 2004. Patient Infosystems anticipates renewing this contract and is therefore continuing to provide these services during the renewal process. No assurance can be given that Patient Infosystems can successfully renew the contract.

     Disease and demand management fee revenues are primarily attributable to the operation of Patient Infosystems' call center and the delivery of the Care Team Connect for Health directly to patients. Disease and demand management fee revenues decreased to $483,638 from $549,307 for the three month periods ended March 31, 2004 and 2003, respectively. The decrease in these fees is primarily attributable to the termination of one customer on July 1, 2003 for which Patient Infosystems had $160,620 of revenue during the three month period ended March 31, 2003. Patient Infosystems is actively marketing its Disease and demand management services and anticipates continuing to sell its services. No assurances can be given that Patient Infosystems will sell its demand and disease management services, if at all, nor that any such sales will have a material effect on the financial status of Patient Infosystems.

     Other fee revenues were $2,686 and $28,376 for the three month periods ended March 31, 2004 and 2003, respectively. Patient Infosystems received other revenues for (i) development fees from a variety of customers for creation of, or modification to, specific programs and (ii) license fees. Patient Infosystems has completed substantially all services under these agreements. Development fee revenues include clinical, technical and operational design or modification of Patient Infosystems' primary disease management programs. Patient Infosystems anticipates that revenue from development fees will continue to be low unless Patient Infosystems enters into new development agreements. Patient Infosystems has not entered into any new licensing agreements and the revenue for the current period reflects revenue generated exclusively from the existing agreements.

     Costs and Expenses

     Cost of sales includes salaries and related benefits, services provided by third parties, and other expenses associated with the implementation and delivery of Patient Infosystems' provider improvement and demand and disease management programs. Cost of sales for the three months ended March 31, 2004 was $1,526,595 as compared to $761,602 for the three months ended March 31, 2003. The increase in these costs was primarily the result of increased operational activity. Patient Infosystems' gross margin, being total revenues over cost of sales, was positive for the three month periods ended March 31, 2004 and 2003. Patient Infosystems anticipates that revenue must increase for it to recognize economies of scale adequate to improve its margins. No assurance can be given that revenues will increase or that, if they do, they will continue to exceed costs and expenses.

     Sales and marketing expenses consist primarily of salaries, related benefits, travel costs, sales materials and other marketing related expenses. Sales and marketing expenses for the three months ended March 31, 2004 were $222,010 as compared to $242,603 for the three months ended March 31, 2003. Patient Infosystems anticipates expansion of Patient Infosystems' sales and marketing staff and expects it will continue to invest in the sales and marketing process, and that such expenses related to sales and marketing may increase in future periods.

     General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operating expenses of Patient Infosystems. General and administrative expenses for the three months ended March 31, 2004 were $347,175, as compared to $275,469 for the three months ended March 31, 2003. These expenditures have been incurred to maintain the corporate infrastructure necessary to support anticipated program operations. General and administrative expenses are expected to remain relatively constant in future periods..

     Research and development expenses consist primarily of salaries and related benefits and administrative costs associated with the development of certain components of Patient Infosystems' integrated information capture and delivery system, as well as development of Patient Infosystems' standardized disease management programs and Patient Infosystems's Internet based technology products. Research and development expenses for the three months ended March 31, 2004 were $32,607, as compared to $31,758 for the three months ended March 31, 2003.

     Patient Infosystems recorded other expenses of $196,772 for the three month period ended March 31, 2004 as compared to $141,453 for the three month period ended March 31, 2003, principally due to the interest expense and other related financing cost on debt.

     Patient Infosystems had a net profit of $19,268 as compared to a loss of $505,206 for the 3 month periods ended March 31, 2004 and 2003, respectively.

     AMERICAN CARESOURCE

     Revenues

     Revenues of American Caresource Holdings, Inc. ("ACS") are comprised of revenues from ancillary service claims and processing of patient claims. Revenues decreased to $1.7 million from $2.6 million during the three months ended March 31, 2004 and 2003, respectively, or 35.0%.

                                    Three Months Ended
                                          March 31
         Revenues                2004                 2003
         --------                ----                 ----
                                                   Pro forma
         Ancillary Health      $1,544,848          $ 2,476,944
         Patient Claims           131,662              104,673
                           ---------------- ------------------
         Total Revenues        $1,676,510          $  2,581,61

     Ancillary health claims revenue decreased to $1.5 million for the three months ended March 31, 2004 as compared to $2.5 million for the three months ended March 31, 2003. This decrease is attributable to the cancellation of contracts by major clients and to the reduction of revenue from a provider in ACS' ancillary health provider network. Pinnacol Assurance ("Pinnacol") notified ACS on December 19, 2003 of its intent to terminate its contract with ACS effective March 18, 2004, and was winding down throughout the first quarter of 2004. Revenue for Pinnacol decreased 45.4% from $981,269 for the three months ended March 31, 2003 to $536,035 for the three months ended March 31, 2004. A provider for which ACS had $314,421 of revenue for the three months ended March 31, 2003, notified ACS of its intent to terminate its contract effective October 13, 2004 and did not generate any revenue for ACS during the three month period ended March 31 2004. ACS expects relations with providers in its network to improve as a result of the acquisition by Patient Infosystems. ACS also expects to expand its provider network by seeking to restore relationships with providers previously in the network and add new providers as ACS adds new client payor contracts. No assurances can be given that ACS will be able to expand its provider or payor relationships, nor that any such expansion will result in an improvement in the results of operations of ACS.

     The processing of patient claims revenues increased 25.8% to $131,662 for the three months ended March 31, 2004 as compared to $104,673 for the three months ended March 31, 2003. The Company does not expect to increase its revenues from claims processing in future periods.

     Costs and Expenses

     Cost of revenues includes provider payments, direct expenses incurred for providing services and the related direct labor and overhead of providing such services. ACS is not liable for costs incurred by its contracted providers unless and until these providers obtain approval from the appropriate payors and provide the contracted services and ACS receives payment from the payors. Costs of revenues also include direct expenses to administer claims, including direct labor associated with recruitment and contracting with providers, database maintenance, data entry of claims, claims repricing, fulfillment and overhead costs. Costs of revenues decreased to $1,644,110 for the three month period ended March 31, 2004 as compared to $2,999,403 for the three month period ended March 31, 2003. This decrease was due to a decrease in provider payments, renegotiation of management fees payable to one client, and to a reduction in direct expenses and overhead associated with the decrease in claims volume related to revenue. Provider payments decreased $815,653 in relation to decreasing revenues. Management fees for client ppoNEXT decreased $127,173 as contract changes negotiated in July 2003 took effect upon the acquisition of ACS by Patient Infosystems. Direct expenses and overhead associated with ACS service provision decreased $342,266 as reductions were made to personnel and other costs to align ACS' cost structure with its claims volume.

     Sales and marketing expenses include the salaries and related benefits of ACS' account development employees, travel and other costs for those employees, and sales materials and other marketing or sales expenses of ACS. Commissions paid to independent outside salespeople are based directly on net margin per client. Payments to providers and all billing and processing of claims expenses are included in cost of revenues. Sales and marketing expenses increased to $149,112 for the three months ended March 31, 2004, as compared to $68,228 for the three months ended March 31, 2003. The increase was attributable primarily to a $59,480 salary accrual related to the termination on one employee.

     General and administrative expenses include the salaries and related benefits of ACS' executive employees, systems development and finance and accounting employees, travel and other costs for those employees. General and administrative expenses increased to $669,686 for the three months ended March 31, 2004, as compared to $589,163 for the three months ended March 31, 2003. The increase was attributable primarily to a one time warrant compensation expense of $211,900, offset by a reduction in legal costs of $62,971 and $60,710 from reductions in personnel costs related to the consolidation of the human resources function with Patient Infosystems as well as efficiencies and reductions in payment processing volume.

     The Company recorded net interest expense of $4,569 for the three month period ended March 31, 2004, as compared to $5,458 for the same period of 2003. Any new financing arrangements will be made by Patient Infosystems. Consequently, ACS' interest expense is expected to be minimal in future periods.

     ACS had a net loss of $790,967 for the three month periods ended March 31, 2004 compared to $1,080,635 for the same period of 2003.

     Income (loss)

     The Company reported a net loss attributable to common shareholders of $1,058,913 as compared to $527,706 for the three month periods ended March 31, 2004 and 2003, respectively. This represents a loss per share of $0.20 and $0.58 for the same respective periods. The Company's loss per share for the three month period ended March 31, 2003, on a pro forma basis, assuming that the acquisition of substantially all the assets and liabilities of American Caresource Corporation had occurred on January 1, 2003 is $1.92, as compared to $0.20 loss per share for the same period of 2004. During the 3 months ended March 31, 2004, the company recorded $78,180 beneficial conversion feature related to the issuance of 10,018 shares of the Company's Series D Preferred Stock, which was recorded as a dividend, and declared $209,034 of dividends on the outstanding preferred stock.

     Liquidity and Capital Resources

     At March 31, 2004, the Company had a working capital deficit of $1,785,484 as compared to $2,808,649 at December 31, 2003. Through March 31, 2004, these amounts reflect the effects of the Company's continuing losses and borrowings. Since its inception, the Company has primarily funded its operations, working capital needs and capital expenditures from the sale of equity securities or the incurrence of debt.

     On March 28, 2003, the Company entered into an Amended and Restated Credit Agreement with Wells Fargo Bank Iowa, N.A., which extended the term of the Company's $3,000,000 credit facility to January 2, 2004, under substantially the same terms. Mr. Pappajohn and Dr. Schaffer, directors of the Company, guaranteed this extension.

     On December 31, 2003, the Company entered into the Third Addendum to the Second Amended and Restated Credit Agreement with Well Fargo Bank Iowa, N.A., which extended the term of the $3,000,000 credit facility to July 31, 2005. Mr. Pappajohn and Dr. Schaffer guaranteed this extension. In consideration of their guarantees, In February 2004 the Company granted to Dr. Schaffer and Mr. Pappajohn warrants to purchase an aggregate of 47,500 shares of Series D Convertible Preferred Stock, convertible into 475,000 shares of the Company's common Stock for $10.00 per preferred share. The Company valued these warrants at $1,085,375 using the Black-Scholes method. The value of these warrants was recorded as unearned debt issuance cost and will be amortized as financing costs over the nineteen month period of the loan guarantee. During the 3 months ended March 31, 2004, the company recorded a financing cost of $171,375.

     In January 2004, the Company borrowed $200,000 for working capital from Mr. Pappajohn which was repaid in March 2004 using the proceeds of the sale of the Company's common stock.

     On March 28, 2004, Mr. Pappajohn and Dr. Schaffer signed a letter to the Company in which they made a commitment to obtain the operating funds that the Company believes would be sufficient to fund its operations through January 1, 2005. There can be no assurances given that Mr. Pappajohn or Dr. Schaffer can raise either the required working capital through the sale of the Company's securities or that the Company can borrow the additional amounts needed.

     During the three month period ended March 31, 2004, the Company issued 814,625 shares of its Common Stock and 4,700 shares of its Series D Convertible Preferred Stock to certain investors in exchange for $1,663,180 which consisted of $1,610,000 of working capital, $53,180 of accrued interest payable and $44,250 of services. The Company incurred $205,875 of costs directly attributable to the sale of its common stock.

     During the three month period ended March 31, 2003, the Company paid $113,625 of expenses by issuing shares of its Common Stock and warrants to purchase shares of its Common Stock. The Company issued 22,125 shares of its Common Stock as payment of $44,250 in consulting expenses and issued 25,000 warrants to purchase shares of its Common stock which was assigned a fair market value of $69,375 using a Black-Scholes valuation method.

     Of the warrants to purchase 25,000 shares of the Company's Common Stock, warrants to purchase 12,500 shares assigned a value of $22,750 were an additional expense related to the purchase of substantially all the assets of and assumption of liabilities from American Caresource Corporation on December 31, 2003. Accordingly, goodwill related to this acquisition was increased by $22,750.

     The Company has expended significant amounts to expand its operational capabilities including increasing its administrative and technical costs. While Patient Infosystems has both curtailed its spending levels and increased its revenue, to the extent that American Caresource Holdings, Inc. revenues do not increase substantially, the Company's' losses will continue and its available capital will diminish further. The Company's' operations are currently being funded by the sale of equity securities. There can be no assurances given that the Company can raise either the required working capital through the sale of its securities or that Patient Infosystems can borrow the additional amounts needed. In such instance, if Patient Infosystems is unable to identify additional sources of capital, it will likely be forced to curtail or cease operations. As a result of the above, the Independent Auditors' Report on Patient Infosystems' consolidated financial statements for the year ended December 31, 2003 includes an emphasis paragraph indicating that Patient Infosystems' recurring losses from operations raise substantial doubt about Patient Infosystems' ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


     Inflation

     Inflation did not have a significant impact on the Company's costs during the three month periods ended March 31, 2004 and March 31, 2003. The Company continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

     Forward Looking Statements

     When used in this and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result," "expects," "plans," "will continue," "is anticipated," "estimated," "project," or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These uncertainties include the Company's ability to continue its operations as a result of, among other things, continuing losses, working capital short falls, uncertainties with respect to sources of capital, risks of market acceptance of or preference for the Company's systems and services, competitive forces, the impact of, changes in government regulations, general economic factors in the healthcare industry and other factors discussed in the Company's filings with the Securities and Exchange Commission including the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. The Company has no obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Item 3. Controls and Procedures.

     Our management, with the participation of our Chief Executive Officer and Vice President, Financial Planning, has evaluated the effectiveness of our disclosure controls and procedure as of March 31, 2004. Based upon this evaluation, our Chief Executive Officer and Vice President, Financial Planning concluded that our disclosure controls and procedures are effective for the recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Such evaluation did not identify any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     Recent Sales of Unregistered Securities

     In January 2004, the Company issued 10,018 shares of Series D 9% Cumulative Convertible Preferred Stock ("Series D Preferred Stock") in exchange for $25,000 of cash and $53,180 of accrued interest. 5,318 of these shares were issued to Dr. Schaffer, a director of the Company. There was no placement agent and no commissions were paid to any party. These shares can be converted into common stock at a rate of 10 shares of common stock to 1 share of Series D Preferred Stock. Each share of Series D Preferred Stock has voting rights equivalent to 10 shares of common stock. The proceeds from this issuance have been used to repay debt and support the operations of Patient Infosystems' subsidiary, American Caresource Holdings, Inc.

     in February 2004, the Company sold 592,500 shares of common stock, for $1,185,000 to six accredited investors, under an exemption from registration pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933. There was $68,250 of fees paid and a warrant to purchase 12,500 shares of Patient Infosystems common stock for $2.00 per share issued in connection with these funds. On May 5, 2004, Patient Infosystems filed a registration statement on Form SB-2 for these shares. Patient Infosystems has a best efforts commitment to have this registration statement become effective by May 24, 2004.

     In March 2004, the Company sold 222,125 shares of common stock, for $400,000 of cash and $44,250 of the Company's expense liability to four accredited investors, under an exemption from registration pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933. There was $15,000 of fees paid in connection with these funds. On May 5, 2004, Patient Infosystems filed a registration statement on Form SB-2 which included these shares.

     Borrowing from directors

     In January 2004, the Company borrowed $200,000 for working capital from Mr. Pappajohn which was repaid in March 2004 using the proceeds of the sale of the Company's common stock. The loan was a non-interest bearing demand note.

Item 6. Exhibits and Reports on Form 8-K


Exhibit # Description of Exhibits

3.1--   Certificate of Amendment to the Certificate of Incorporation

3.2 *   By-Laws

4.1--   Patient Infosystems, Inc. Amended and Restated Stock Option Plan

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

10.71 -- Third Addendum to Second Amended and Restated Credit Agreement dated as of December 31, 2003 between Patient Infosystems and Wells Fargo Bank, National Association.

10.72-- Form of Securities Purchase Agreement.

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1    Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


-- Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed on March 30, 2004 and incorporated herein by reference.

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

(b) The following current reports on Form 8-K have been filed as of May 15, 2004:

     On January 9, 2004, the Company filed a current report on Form 8-K reporting that on January 9, 2004 a 1-for-12 reverse split was effected for the Company's common stock and therefore, the common stock would trade under a new ticker symbol PATY.

     On January 15, 2004, the Company filed a current report on Form 8-K reporting that on December 31, 2003, the Company had acquired substantially all the assets and liabilities of American Caresource Corporation.

     On February 26, 2004, the Company filed a current report on Form 8-K providing required Regulation FD disclosure.

     On March 15, 2004, the Company amended its current report on Form 8-K/A providing the required financial statements related to the acquisition of substantially all the assets and liabilities of American Caresource Corporation.

     On March 31, 2004, the Company filed a current report on Form 8-K providing a copy of a press release announcing the Company's earnings for the year ended December 31, 2003.

     On April 7, 2004, the Company filed a current report on Form 8-K providing a copy of a press release announcing a new customer.

     On April 28, 2004, the Company filed a current report on Form 8-K reporting a change in the Company's independent accountants from Deloitte and Touche LLP to McGladrey and Pullen LLP.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             PATIENT INFOSYSTEMS, INC.


Date: May 17, 2004            By:      /s/Kent A. Tapper
      -------------------              -----------------------------------
                              Name:    Kent A. Tapper
                              Title:   Principal Accounting Officer


Date: May 17, 2004            By:      /s/Roger L. Chaufournier
      -------------------              -----------------------------------
                              Name:    Roger L. Chaufournier
                              Title:   Director, President and
                                       Chief Executive Officer