Form 10QSB
period 2004-06-30
PATIENT INFOSYSTEMS INC
filed 2004-08-16
CIK 1017813

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10QSB

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:             June 30, 2004
                                 -----------------------------------------------

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 16, 2004, 9,638,076 shares of the Company's common stock, par value $0.01 per share, were outstanding.

     Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]


--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

PATIENT INFOSYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED) AS OF
ASSETS                                                                    June 30, 2004    December 31, 2003
                                                                          -------------    -----------------
CURRENT ASSETS:
  Cash and cash equivalents                                                $    4,860,965     $     397,851
  Accounts receivable                                                             781,544           771,258
  Prepaid expenses and other current assets                                       125,615           156,729
                                                                          ---------------- -----------------
        Total current assets                                                    5,768,124         1,325,838

Property and equipment, net                                                       260,352           305,551

OTHER ASSETS:
  Intangible assets                                                               415,800           497,893
  Goodwill                                                                      7,004,626         6,981,876
                                                                          ---------------- -----------------

TOTAL ASSETS                                                                 $ 13,448,902       $ 9,111,158
                                                                          ================ =================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Bank overdraft                                                              $      -        $     189,608
  Accounts payable                                                              1,173,673         1,337,862
  Accrued salaries and wages                                                      464,935           442,299
  Accrued expenses                                                                250,683         1,043,247
  Accrued dividends                                                               905,692           490,756
  Current maturities of long-term debt                                             35,148           294,117
  Deferred revenue                                                                142,809           336,598
                                                                          ---------------- -----------------
        Total current liabilities                                               2,972,940         4,134,487
                                                                          ---------------- -----------------

LINE OF CREDIT                                                                  3,000,000         3,000,000
LONG-TERM DEBT                                                                     27,741            40,295

STOCKHOLDERS' EQUITY:
  Preferred stock - $.01 par value:  shares authorized: 20,000,000
    Series C, 9% cumulative, convertible, issued and outstanding - 75,000
       as of June 30, 2004, 100,000 as of December 31, 2003                           750             1,000
    Series D, 9% cumulative, convertible, issued and outstanding - 840,118
       as of June 30, 2004, 830,100 as of December 31, 2003                         8,401             8,301
  Common stock - $.01 par value:  shares authorized:
     80,000,000; issued and outstanding - 9,638,067 as of June 30, 2004,
        4,960,354 as of December 31, 2003                                          96,381            49,604
  Additional paid-in capital                                                   53,365,081        45,596,684
  Unearned debt issuance cost                                                   (742,625)              -
  Accumulated deficit                                                        (45,279,767)      (43,719,213)
                                                                          ---------------- -----------------
        Total stockholders' equity                                              7,448,221         1,936,376
                                                                          ---------------- -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 13,448,902       $ 9,111,158
                                                                          ================ =================

See notes to unaudited consolidated financial statements.

PATIENT INFOSYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION (UNAUDITED)
                                                Three Months Ended                  Six Months Ended
                                                     June 30,                           June 30,
                                              2004              2003             2004              2003
                                              ----              ----             ----              ----
REVENUES
  Disease and demand management fees      $ 1,679,726       $ 1,580,037     $  4,024,153       $ 2,527,716
  Ancillary benefits management fees        1,393,196              -           3,069,706              -
                                         ------------- ----------------- ---------------- -----------------
       Total revenues                       3,072,922         1,580,037        7,093,859         2,527,716
                                         ------------- ----------------- ---------------- -----------------
COSTS AND EXPENSES
  Cost of sales                             2,605,933         1,184,855        5,776,638         1,946,457
  Sales and marketing                         326,511           202,458          697,633           445,061
  General and administrative                  628,970           296,842        1,645,831           572,311
  Research and development                     25,627            33,470           58,234            65,228
                                         ------------- ----------------- ---------------- -----------------
        Total costs and expenses            3,587,041         1,717,625        8,178,336         3,029,057
                                         ------------- ----------------- ---------------- -----------------
OPERATING LOSS                              (514,119)         (137,588)      (1,084,477)         (501,341)
OTHER EXPENSE
  Financing cost                            (171,375)         (713,846)        (342,750)         (713,846)
  Interest expense, net                      (25,180)         (154,764)         (55,146)         (296,217)
                                         ------------- ----------------- ---------------- -----------------
NET LOSS                                    (710,674)       (1,006,198)      (1,482,373)       (1,511,404)
CONVERTIBLE PREFERRED STOCK DIVIDENDS       (205,902)       (1,489,818)        (493,116)       (1,512,318)
                                         ------------- ----------------- ---------------- -----------------
NET LOSS ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                     $ (916,576)      $(2,496,016)     $(1,975,489)      $(3,023,722)
                                         ============= ================= ================ =================
NET LOSS PER SHARE - BASIC AND DILUTED    $    (0.14)      $     (2.73)     $     (0.33)      $     (3.31)
                                         ============= ================= ================ =================
WEIGHTED AVERAGE COMMON  SHARES             6,589,015           913,009        5,972,007           913,005
                                         ============= ================= ================ =================

See notes to unaudited consolidated financial statements.

PATIENT INFOSYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                          Six Months      Six Months
                                                                             Ended           Ended
                                                                         June 30, 2004   June 30, 2003
OPERATING ACTIVITIES:
  Net loss                                                              $ (1,482,373)  $ (1,511,404)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                           517,683        874,205
      Compensation expense related to warrants                                234,275           -
      Increase) in accounts receivable                                       (10,286)      (113,814)
      Decrease (increase) in prepaid expenses and other current assets         31,114       (16,080)
      (Increase) decrease in accounts payable                               (164,189)        191,089
      Increase in accrued salaries and wages                                   22,636         17,169
      (Decrease) increase in accrued expenses                               (792,564)        228,815
      Decrease in deferred revenue                                          (193,789)       (24,036)
                                                                        -------------- --------------
            Net cash used in operating activities                         (1,837,493)      (354,056)
                                                                        -------------- --------------
INVESTING ACTIVITIES:
  Property and equipment additions                                           (51,849)       (25,932)
  Property and equipment disposals and retirements                              4,206          -
  Increase in notes receivable                                                   -       (2,050,000)
                                                                        -------------- --------------
          Net cash used in investing activities                              (47,643)    (2,075,932)
                                                                        -------------- --------------
FINANCING ACTIVITIES:
  Borrowing from directors, net                                                 -          1,050,000
  Borrowing from stockholders                                                   -          1,600,000
  Decrease in bank overdraft                                                (189,608)           -
  Payment of debt                                                           (271,523)           -
  Proceeds from the sale of capital stock                                   7,343,039             36
  Offering costs related to the sale of capital stock                       (533,658)           -
                                                                        -------------- --------------
            Net cash provided by financing activities                       6,348,250      2,650,036
                                                                        -------------- --------------

NET INCREASE IN CASH AND CASH  EQUIVALENTS                                  4,463,114        220,048

CASH AND CASH EQUIVALENTS AT  BEGINNING OF PERIOD                             397,851          5,011
                                                                        -------------- --------------

CASH AND CASH EQUIVALENTS AT  END OF PERIOD                             $  4,860,965   $    225,059
                                                                        =============  ============

Supplemental disclosures of non-cash information
  Dividend declared on Convertible Preferred Stock                      $    414,936   $     62,126
                                                                        =============  ============
  Beneficial conversion feature of Convertible Preferred Stock          $     78,180   $  1,450,192
                                                                        =============  ============
  Portion of Finance Cost recorded as debt discount                                    $    713,846
                                                                                       ============
  Fair market value of:
    Warrants issued as an offering cost of sale of Common Stock         $    288,913
                                                                        ============
    Warrants issued as acquisition expense                              $     22,750
                                                                        ============
    Warrants issued for debt guarantee                                  $  1,085,375
                                                                        ============
    Common Stock issued for services                                    $    128,250
                                                                        ============

See notes to unaudited consolidated financial statements.

PATIENT INFOSYSTEMS, INC. AND SUBSIDIARIES


Notes to Unaudited Consolidated Financial Statements for the period ended June 30, 2004

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

     The accompanying consolidated financial statements for the three and six month periods ended June 30, 2004 and June 30, 2003 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.
     These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. Certain reclassifications of 2003 amounts have been made to conform to 2004 presentations. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results for the entire year ending December 31, 2004.

     All share and per share information contained herein gives effect to the 1 for 12 reverse stock split which was effective as of January 9, 2004.

     The calculations for the basic and diluted loss per share for the three and six month periods ended June 30, 2004 and 2003 did not include options to purchase, respectively, 1,442,127 and 92,877 shares of common stock nor the common equivalent shares issuable upon conversion of the 75,000 and 840,118, respectively, shares of Series C and Series D Preferred Stock which were outstanding because the effect would have been antidilutive due to the net loss in those periods. The computation of basic and diluted net loss per share is as follows:

                                               Three Months Ended              Six Months Ended
                                                    June 30,                       June 30,
                                                2004         2003              2004         2003
                                                ----         ----              ----         ----

     Net loss                                $ (710,674)  $(1,006,198)     $(1,482,373)  $(1,511,404)

     Convertible preferred Stock dividends     (205,902)  (1,489,818)         (493,116)   (1,512,318)
                                               ---------  -----------         ---------   -----------

     Net loss attributable to
          Common Stockholders                $ (916,576)  $(2,496,016)     $(1,975,489)  $(3,023,722)
                                             -----------  ------------     ------------  ------------

     Weighted average common shares            6,589,015      913,009         5,972,007      913,005
                                               ----------     --------        ---------      -------

     Net loss per share - Basic and diluted     $ (0.14)     $ (2.73)          $ (0.33)     $ (3.31)
                                                ========     ========          ========     ========

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


                                           Three Months Ended                 Six Months Ended
                                                June 30,                          June 30,
                                          2004            2003              2004             2003
                                          ----            ----              ----             ----
     Net loss attributable to common
     shareholders - as reported        $(916,576)     $(2,496,016)      $(1,975,489)    $(3,023,722)
     Stock compensation expense          (95,843)         (30,828)       (1,257,802)        (57,162)
                                     ------------- ---------------- ----------------- ---------------
     Net loss - pro forma             (1,012,419)      (2,526,844)       (3,233,291)     (3,080,884)
     Net loss per share - basic
       and diluted - as reported        $  (0.14)        $  (2.73)        $   (0.33)       $  (3.31)
                                     ============= ================ ================= ===============
     Net loss per share - basic
       and diluted - pro forma          $  (0.15)        $  (2.77)         $  (0.54)       $  (3.37)
                                     ============= ================ ================= ===============
     Weighted average common shares     6,589,015          913,009         5,972,007         913,005

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using an expected life of 7 years and assumed risk-free interest rates of 4.35% as of June 30, 2004 and 3.79% as of December 31, 2003. The assumed dividend yield was zero. The Company has used a volatility factor of 113% as of June 30, 2004 and 98% as of December 31, 2003. For purposes of pro forma disclosure, the estimated fair value of each option is amortized to expense over that option's vesting period and only the compensation expense related to the three and six month periods ended June 30, 2003 and 2004 were used to adjust the net loss on a pro forma basis.

2. On December 31, 2003, the Company entered into the Third Addendum to the Second Amended and Restated Credit Agreement with Well Fargo Bank Iowa, N.A., which extended the term of the $3,000,000 credit facility to July 31, 2005. Dr. Schaffer and Mr. Pappajohn, directors of the Company, guaranteed this extension. In consideration of their guarantees, in February 2004 the Company granted to Dr. Schaffer and Mr. Pappajohn warrants to purchase an aggregate of 47,500 shares of Series D Convertible Preferred Stock, which are convertible into an aggregate of 475,000 shares of the Company's common Stock for $10.00 per preferred share. The Company valued these warrants at $1,085,375 using the Black-Scholes method. The value of these warrants was recorded as unearned debt issuance costs and will be amortized as financing costs over the nineteen month period of the loan guarantee. During the three and six months ended June 30, 2004, the Company recorded a financing cost of $171,375 and $342,750, respectively.

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

4. During the six month period ended June 30, 2004, the Company issued 4,427,713 shares of its common stock and 10,018 shares of its Series D Convertible Preferred Stock to certain investors in exchange for $7,471,289 which consisted of $7,263,200 of working capital, $53,180 of accrued interest payable, $26,659 of debt and $128,250 of services. The Company incurred $533,658 of costs directly attributable to the sale of its common stock.

     During the six month period ended June 30, 2004, the Company paid $439,913 of expenses by issuing shares of its common stock and warrants to purchase shares of its common stock. The Company issued 72,125 shares of its common stock as payment of $128,250 in consulting expenses and issued warrants to placement agents to purchase 118,450 shares of its common stock at exercise prices between $1.68 and $2.75 per share. The warrants were assigned an aggregate fair market value of $311,663 using a Black-Scholes valuation method.

     Of the warrants to purchase 118,450 shares of the Company's common stock, the issuance of warrants to purchase 12,500 shares, assigned a value of $22,750, resulted in an additional expense related to the purchase of substantially all the assets of and assumption of liabilities from American Caresource Corporation on December 31, 2003. Accordingly, goodwill related to this acquisition was increased by $22,750.

5. During the three months ended June 30, 2004, the Company operated in two segments: (i) Patient Infoystems, which includes disease management, demand management and provider improvement services; and (ii) American Caresource, which includes ancillary benefits management services. Selected financial information on the Company's segments for the three and six month periods ended June 30, 2004 and 2003 and pro forma combined as if the acquisition had occurred as of January 1, 2003 are presented as follows:

                                                Three Months ended June 30,                Six Months ended June 30,
                                              2004          2003          2003         2004          2003           2003
                                          ------------- ------------- ------------- ------------ -------------- -------------
     Revenues                                                         Pro Forma                                 Pro Forma
       Patient Infosystems, Inc.           $ 1,679,726   $ 1,580,037   $ 1,580,037  $ 4,024,153   $ 2,527,716    $ 2,527,716
       American Caresource Holdings, Inc.    1,393,196          -        2,198,514    3,069,706          -         4,780,131
                                          ------------- ------------- ------------- ------------ -------------- -------------
     Total revenue                           3,072,922     1,580,037     3,778,551    7,093,859      2,527,716     7,307,847
     Cost of goods
       Patient Infosystems, Inc.             1,264,083     1,184,855     1,184,855    2,790,678      1,946,457     1,946,457
       American Caresource Holdings, Inc.    1,341,850          -        2,578,961    2,985,960           -        5,578,364
     Selling, General and Administrative
       Patient Infosystems, Inc.               537,341       532,770       532,770    1,139,133      1,082,600     1,082,600
       American Caresource Holdings, Inc.      443,767          -          561,883    1,262,565           -        1,219,274
     Other
       Patient Infosystems, Inc.               190,658       868,610       868,610      387,430      1,010,063     1,010,063
       American Caresource Holdings, Inc.        5,897          -           43,269       10,466           -           48,727
                                          ------------- ------------- ------------- ------------ -------------- -------------
     Net loss
       Patient Infosystems, Inc.             (312,356)   (1,006,198)   (1,006,198)    (293,088)    (1,511,404)   (1,511,404)
       American Caresource Holdings, Inc.    (398,318)         -         (985,599)  (1,189,285)          -       (2,066,234)
                                          ------------- ------------- ------------- ------------ -------------- -------------
     Total net loss                          (710,674)   (1,006,198)   (1,991,797)  (1,482,373)    (1,511,404)   (3,577,638)
     Dividends                               (205,902)   (1,489,818)   (1,598,650)    (493,116)    (1,512,318)   (1,769,609)
                                          ------------- ------------- ------------- ------------ -------------- -------------
     Net loss attributable to
       common shareholders                   (916,576)   (2,496,016)   (3,590,447)  (1,975,489)    (3,023,722)   (5,347,247)
                                          ============= ============= ============= ============ ============== =============
     Net loss per share basic and
     diluted                                  $ (0.14)     $  (2.73)     $  (1.78)     $ (0.33)      $  (3.31)     $  (2.66)
                                          ============= ============= ============= ============ ============== =============
     Weighted average common shares          6,589,015       913,009     2,013,009    5,972,007        913,005     2,013,005


6. The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited consolidated financial statements, the Company incurred a net loss for the six month period ended June 30, 2004 of $1,482,373 and had working capital of $2,795,184 at June 30, 2004. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

Item 2.  Management's Discussion and Analysis or Plan of Operations.

     Management's discussion and analysis provides a review of the Company's operating results for the three and six month periods ended June 30, 2004 as compared to the three and six month periods ended June 30, 2003 and a review of the Company's financial condition at June 30, 2004 as compared to June 30, 2003 and December 31, 2003. The focus of this review is on the underlying reasons for significant changes and trends affecting the revenues, net earnings and financial condition of the Company. This review should be read in conjunction with the accompanying unaudited consolidated financial statements.

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

Results of Operations

     To assist the reader's understanding of the results of operations, each of the Company's segments will be presented separately using the following segmented statement of operations, which includes pro forma results of American Caresource Holdings, Inc. for the three and six month periods ended June 30, 2003 for comparative purposes:

                                                         Three Months ended June 30,
                                           Patient Infosystems               American Caresource
                                         2004             2003              2004              2003
                                         ----             ----              ----              ----
                                                                                            pro forma
Revenues                              $1,679,726       $ 1,580,037       $ 1,393,196       $ 2,198,514
Costs and expenses
      Cost of goods                    1,264,083         1,184,855         1,341,850         2,578,961
      Sales and marketing                225,508           202,458           101,003            56,359
      General and Administrative         286,206           296,842           342,764           505,524
      Research and Development            25,627            33,470              -                 -
                                     ------------ ----------------- ----------------- -----------------
       Total costs and expenses        1,801,424         1,717,625         1,785,617         3,140,844
                                     ------------ ----------------- ----------------- -----------------
Operating loss                         (121,698)         (137,588)         (392,421)         (942,330)
Other                                  (190,658)         (868,610)           (5,897)          (43,269)
                                     ------------ ----------------- ----------------- -----------------
Net loss                               (312,356)       (1,006,198)         (398,318)         (985,599)
                                     ============ ================= ================= =================

                                                          Six Months ended June 30,
                                           Patient Infosystems               American Caresource
                                         2004             2003              2004              2003
                                         ----             ----              ----              ----
                                                                                            pro forma
Revenues                             $ 4,024,153       $ 2,527,716       $ 3,069,706       $ 4,780,131
Costs and expenses
      Cost of goods                    2,790,678         1,946,457         2,985,960         5,578,364
      Sales and marketing                447,518           445,061           250,115           124,587
      General and Administrative         633,381           572,311         1,012,450         1,094,687
      Research and Development            58,234            65,228                 -                 -
                                     ------------ ----------------- ----------------- -----------------
       Total costs and expenses        3,929,811         3,029,057         4,248,525         6,797,638
                                     ------------ ----------------- ----------------- -----------------
Operating Profit (loss)                   94,342         (501,341)       (1,178,819)       (2,017,507)
Other                                  (387,430)       (1,010,063)          (10,466)          (48,727)
                                     ------------ ----------------- ----------------- -----------------
Net loss                               (293,088)       (1,511,404)       (1,189,285)       (2,066,234)
                                     ============ ================= ================= =================

     PATIENT INFOSYSTEMS

     Revenues

     Revenues consist of revenues from operations and other fees. Revenues increased to $1,679,726 from $1,580,037 during the three months ended June 30, 2004 and 2003, respectively, or 6%. Revenues increased to $4,024,153 from $2,527,716 during the six months ended June 30, 2004 and 2003, respectively, or 59%.

                                      Three Months Ended                 Six Months Ended
                                           June 30,                          June 30,
Revenues                            2004             2003             2004              2003
--------                            ----             ----             ----              ----
Operations Fees
  Provider Improvement          $ 1,165,916        $ 927,854      $ 3,024,019       $ 1,297,850
  Disease and demand management     505,425          643,074          989,063         1,192,381
                               ------------- ---------------- ---------------- -----------------
Total Operations Fees             1,671,341        1,570,928        4,013,082         2,490,231
Other Fees                            8,385            9,109           11,071            37,485
                               ------------- ---------------- ---------------- -----------------

Total Revenues                  $ 1,679,726      $ 1,580,037      $ 4,024,153       $ 2,527,716
                               ------------- ---------------- ---------------- -----------------

     Provider innovations and improvement fee revenues are primarily attributable to assistance provided to organizations for the management of patients with chronic disease, including information technology support, learning organization services and data analysis and reporting. For a substantial part of its innovation and improvement work, Patient Infosystems provides services as a subcontractor to the Institute for Healthcare Improvement. Provider improvement fee revenues for the three and six month periods ended June 30, 2004 increased to $1,165,916 and $3,024,019, respectively, as compared to $927,854 and $1,297,850 for the same respective periods of 2003. The Company does not have a long term agreement with the Institute for Healthcare Improvement and no assurances can be given that Patient Infosystems will continue to provide these services at the current levels, or at all. Revenue recognized during the three and six month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2004. The contracts for substantially all the provider improvement services are annual in nature, the largest of which ended as of June 30, 2004. Patient Infosystems anticipates renewing this contract and is therefore continuing to provide these services during the renewal process. No assurance can be given that the contract will be renewed.

     Disease and demand management fee revenues are primarily attributable to the operation of Patient Infosystems' call center and the delivery of Care Team Connect for Health directly to patients. Disease and demand management fee revenues for the three and six month periods ended June 30, 2004 decreased to $505,425 and $989,063, respectively, as compared to $643,074 and $1,192,381 for the same respective periods of 2003. The decrease in these fees is primarily attributable to the termination of one customer on July 1, 2003 for which Patient Infosystems had $113,560 and $274,179 of revenue during the three and six month periods ended June 30, 2003, respectively. Patient Infosystems is actively marketing its disease and demand management services and anticipates continuing to sell its services. No assurances can be given that Patient Infosystems will be able to sell its demand and disease management services, or, to the extent there are sales, that any such sales will have a material effect on the financial status of Patient Infosystems.

     Other fee revenues for the three and six month periods ended June 30, 2004 were $8,385 and $11,071, respectively, as compared to $9,109 and $37,485 for the same respective periods of 2003. Patient Infosystems received other revenues for
(i) development fees from a variety of customers for creation of, or modification to, specific programs and (ii) license fees. Patient Infosystems has completed substantially all services under these agreements. Development fee revenues include clinical, technical and operational design or modification of Patient Infosystems' primary disease management programs. Patient Infosystems anticipates that revenue from development fees will continue to be low unless Patient Infosystems enters into new development agreements. Patient Infosystems has not entered into any new licensing agreements and the revenue for the current period reflects revenue generated exclusively from the existing agreements.

     Costs and Expenses

     Cost of sales includes salaries and related benefits, services provided by third parties, and other expenses associated with the implementation and delivery of Patient Infosystems' provider improvement and demand and disease management programs. Cost of sales for the three and six month periods ended June 30, 2004 were $1,264,083 and 2,790,678, respectively, as compared to $1,184,855 and $1,946,457 for the same respective periods of 2003. The increase in these costs was primarily the result of increased operational activity. Patient Infosystems' gross margin, being total revenues over cost of sales, was positive for the three an six month periods ended June 30, 2004 and 2003. Patient Infosystems anticipates that revenue must increase for it to recognize economies of scale adequate to improve its margins. No assurance can be given that revenues will increase or that, if they do, they will continue to exceed costs and expenses.

     Sales and marketing expenses consist primarily of salaries, related benefits, travel costs, sales materials and other marketing related expenses. Sales and marketing expenses for the three and six months ended June 30, 2004 were $225,508 and $447,518, respectively, as compared to $202,458 and 445,061 for the same respective periods of 2003. Patient Infosystems anticipates expansion of Patient Infosystems' sales and marketing staff and expects it will continue to invest in the sales and marketing process, and that such expenses related to sales and marketing may increase in future periods.

     General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operating expenses of Patient Infosystems. General and administrative expenses for the three and six month periods ended June 30, 2004 were $286,206 and 633,381, respectively, as compared to $296,842 and $572,311 for the same respective periods of 2003. These expenditures have been incurred to maintain the corporate infrastructure necessary to support anticipated program operations. General and administrative expenses are expected to remain relatively constant in future periods.

     Research and development expenses consist primarily of salaries and related benefits and administrative costs associated with the development of certain components of Patient Infosystems' integrated information capture and delivery system, as well as development of Patient Infosystems' standardized disease management programs and Patient Infosystems' Internet based technology products. Research and development expenses for the three and six month periods ended June 30, 2004 were $25,627 and $58,234, respectively, as compared to $33,470 and $65,228 for the same respective periods of 2003.

     Patient Infosystems recorded other expenses for the three and six month periods ended June 30, 2004 of $190,658 and $387,430, respectively, as compared to $868,610 and $1,010,063 for the same respective periods of, 2003. This increase was principally due to the interest expense and other related financing cost on debt.

     Patient Infosystems had a net loss for the three and six month periods ended June 30, 2004 of $312,356 and $293,088, respectively, as compared to $1,006,198 and $1,511,404 for the same respective periods of 2003.

     AMERICAN CARESOURCE

     Revenues

     Revenues of American Caresource Holdings, Inc. ("ACS") are comprised of revenues from ancillary service claims and processing of patient claims. ACS is the wholly-owned subsidiary of Patient Infosystems, which holds the assets acquired from American Caresource Corporation following the closing of such acquisition on December 31, 2003. Revenues decreased to $1.4 million from $2.2 million during the three months ended June 30, 2004 and 2003, respectively, or 37%. Revenues decreased to $3.1 million from $4.8 million during the six months ended June 30, 2004 and 2003, respectively, or 36%.

                                    Three Months Ended                         Six Months Ended
                                          June 30                                   June 30
Revenues                        2004                 2003                 2004                 2003
--------                        ----                 ----                 ----                 ----
                                                  Pro forma                                 Pro forma
Ancillary Health            $ 1,266,631          $ 2,100,625          $ 2,811,479          $ 4,577,569
Patient Claims                  126,565               97,889              258,227              202,562
                          --------------- -------------------- -------------------- --------------------
Total Revenues              $ 1,393,196           $2,198,514          $ 3,069,706           $4,780,131

     Ancillary health claims revenue for the three and six month periods ended June 30, 2004 decreased to $1,266,631 and $2,811,479, respectively, as compared to $2,100,625 and $4,577,569 for the same respective periods of 2003. This decrease is primarily attributable to the cancellation of contracts by major clients and the reduction of revenue from certain providers in ACS' ancillary health provider network. Pinnacol Assurance ("Pinnacol") notified ACS on December 19, 2003 of its intent to terminate its contract with ACS effective March 18, 2004. This contract was winding down through the first quarter and into the second quarter of 2004. Revenue for Pinnacol decreased 97.2% from $955,530 and 70.9% from $1,936,799 for the three and six month periods ended June 30, 2003, respectively, to $27,007 and $563,042 for the three and six month periods ended June 30, 2004, respectively. Plan Vista, for which ACS had $129,748 and $444,169 of revenue for the three and six month periods ended June 30, 2003, respectively, notified ACS of its intent to terminate its contract effective October 13, 2004 and did not generate any revenue for ACS during the six month period ended June 30 2004. Terminations of contracts with these two major providers resulted in a decrease of revenue of $169,330 and $557,513 for the three and six month periods ended June 30, 2003, respectively. ACS expects relations with providers in its network to improve as a result of the acquisition by Patient Infosystems. ACS also expects to expand its provider network by seeking to restore relationships with providers previously in the network and add new providers as ACS adds new client payor contracts. No assurances can be given that ACS will expand its provider or payor relationships, or that, to the extent such expansion occurs, that such expansion will result in an improvement in the results of operations of ACS.

     The processing of patient claims revenues for the three and six month periods ended June 30, 2004 increased 29.3% to $126,565 and increased 27.5% to $258,227, respectively, as compared to $97,889 and $202,562 for the same respective periods of 2003. ACS does not expect to increase its revenues from claims processing in future periods.

     Costs and Expenses

     Cost of revenues includes provider payments, direct expenses incurred for providing services and the related direct labor and overhead of providing such services. ACS is not liable for costs incurred by its contracted providers unless and until these providers obtain approval from the appropriate payors and provide the contracted services and ACS receives payment from the payors. Costs of revenues also include direct expenses to administer claims, including direct labor associated with recruitment and contracting with providers, database maintenance, data entry of claims, claims repricing, fulfillment and overhead costs. Costs of revenues for the three and six month periods ended June 30, 2004 decreased to $1,341,850 and $2,985,960, respectively, as compared to $2,578,961 and $5,578,364 for the same respective periods of 2003. This decrease was due to a decrease in provider payments, renegotiation of management fees payable to one client, and to a reduction in direct expenses and overhead associated with the decrease in claims volume related to revenue. Provider payments related to revenues during the three and six month periods ended June 30, 2004 decreased $813,176 and $1,628,830, respectively as compared to the same respective periods of 2003. Management fees for services rendered to ppoNEXT during the three and six month periods ended June 30, 2004 decreased $85,866 and $213,039, respectively, as compared to the same respective periods of 2003, as contract changes negotiated in July 2003 took effect upon the acquisition of American Caresource Corporation by Patient Infosystems. Direct expenses and overhead associated with ACS service provision during the three and six month periods ended June 30, 2004 decreased $353,488 and $713,897, respectively, as compared to the same respective periods of 2003, as reductions were made to personnel and other costs to align ACS' cost structure with its claims volume.

     Sales and marketing expenses include the salaries and related benefits of ACS' account development employees, travel and other costs for those employees, and sales materials and other marketing or sales expenses of ACS. Commissions paid to independent outside salespeople are based directly on net margin per client. Payments to providers and all billing and processing of claims expenses are included in cost of revenues. Sales and marketing expenses for the three and six month periods ended June 30, 2004 increased to $101,003 and $250,115, as compared to $56,359 and $124,587 for the same respective periods of 2003. The increase in the second quarter was attributable to additional salary expense of $42,070 as ACS expanded its sales and marketing staff. The year-to-date increase also includes a $59,480 salary accrual related to the termination of one employee. ACS anticipates continued investment in the sales and marketing process, and that expenses related to sales and marketing may continue to increase in future periods.

     General  and  administrative  expenses  include  the  salaries  and related benefits of ACS' executive employees, systems development and finance and accounting employees, travel and other costs for those employees. General and administrative expenses for the three and six month periods ended June 30, 2004 were $342,764 and 1,012,450, respectively, as compared to $505,524 and $1,094,687 for the same respective periods of 2003. Compared to the prior year, legal fees decreased $77,577 and $176,786 and administrative and finance compensation expense decreased $58,445 and $109,557 for the three and six month periods ended June 30, 2004, respectively. The personnel cost reductions were due to consolidation of these functions with Patient Infosystems as well as efficiencies and reductions in payment processing volume. The cost reductions were offset by a one time warrant compensation expense of $211,900 charged in the first quarter of 2004 as a result of the issuance of a warrant to an employee of American Caresource Corporation.

     ACS recorded other expense for the three and six month periods ended June 30, 2004 of $5,897 and $10,466, respectively, as compared to $43,269 and $48,727 for the same respective periods of 2003. Any new financing arrangements will be made by Patient Infosystems. Consequently, ACS' interest expense is expected to be minimal in future periods.

     ACS had a net loss for the three and six month periods ended June 30, 2004 of $398,318 and $1,189,285, respectively, as compared to $985,599 and $2,066,234 for the same respective periods of 2003.

     INCOME (LOSS)

     The Company reported a net loss attributable to common shareholders for the three month periods ended June 30, 2004 of $916,576 and $1,975,489, respectively, as compared to $2,496,016 and $3,023,722 for the same respective periods of 2003. This represents a loss per share of $0.14 and $0.33 for the same respective periods or 2004 as compared to $2.73 and $3.31 for the same respective periods of 2003. The Company's loss per share for the three and six month periods ended June 30, 2003, on a pro forma basis, assuming that the acquisition of substantially all the assets and liabilities of American Caresource Corporation had occurred on January 1, 2003 was $1.78 and $2.66, respectively, as compared to $0.14 and $0.33 loss per share for the same respective period of 2004. During the six months ended June 30, 2004, the Company recorded a beneficial conversion feature of $78,180 related to the issuance of 10,018 shares of the Company's Series D Preferred Stock, which was recorded as a dividend, and declared $414,936 of dividends on the outstanding preferred stock.

     LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2004, the Company had working capital of $2,795,184 as compared to a deficit of $2,808,649 at December 31, 2003. Through June 30, 2004, these amounts reflect the effects of the Company's continuing losses, borrowings, offset by its recent sale of capital stock. Since its inception, the Company has primarily funded its operations, working capital needs and capital expenditures from the sale of equity securities or the incurrence of debt.

     On March 28, 2003, the Company entered into an Amended and Restated Credit Agreement with Wells Fargo Bank Iowa, N.A., which extended the term of the Company's $3,000,000 credit facility to January 2, 2004, under substantially the same terms. Mr. Pappajohn and Dr. Schaffer, directors of the Company, guaranteed this extension.

     On December 31, 2003, the Company entered into the Third Addendum to the Second Amended and Restated Credit Agreement with Well Fargo Bank Iowa, N.A., which extended the term of the $3,000,000 credit facility to July 31, 2005. Mr. Pappajohn and Dr. Schaffer guaranteed this extension. In consideration of their guarantees, In February 2004 the Company granted to Dr. Schaffer and Mr. Pappajohn warrants to purchase an aggregate of 47,500 shares of Series D Convertible Preferred Stock, convertible into 475,000 shares of the Company's common stock for $10.00 per preferred share. The Company valued these warrants at $1,085,375 using the Black-Scholes method. The value of these warrants was recorded as unearned debt issuance cost and will be amortized as financing costs over the nineteen month period of the loan guarantee. During the six months ended June 30, 2004, the Company recorded a financing cost of $342,750.

     In January 2004, the Company borrowed $200,000 for working capital from Mr. Pappajohn which was repaid in March 2004 using the proceeds of the sale of the Company's common stock. During the three month period ended June 30, 2004, the Company borrowed $570,000 of working capital from Mr. Pappajohn which was repaid in June 2004 using the proceeds of the sale of the Company's common stock.

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

     During the six month period ended June 30, 2004, the Company issued 4,427,713 shares of its common stock and 10,018 shares of its Series D Convertible Preferred Stock to certain investors in exchange for an aggregate of $7,471,289 which consisted of $7,263,200 of working capital, $53,180 of accrued interest payable, $26,659 of debt and $128,250 of services. The Company incurred $533,658 of costs directly attributable to the sale of its common stock.

     During the six month period ended June 30, 2004, the Company paid $439,913 of expenses by issuing shares of its common stock and warrants to purchase shares of its common stock. The Company issued 72,125 shares of its common stock as payment of $128,250 in consulting expenses and issued warrants to placement agents to purchase 118,450 shares of its common stock at exercise prices between $1.68 and $2.75 per share. The warrants were assigned an aggregate fair market value of $311,663 using a Black-Scholes valuation method.

     Of the warrants to purchase 118,450 shares of the Company's common stock, the issuance of warrants to purchase 12,500 shares, assigned a value of $22,750, resulted in an additional expense related to the purchase of substantially all the assets of and assumption of liabilities from American Caresource Corporation on December 31, 2003. Accordingly, goodwill related to this acquisition was increased by $22,750.

     The Company has expended significant amounts to expand its operational capabilities, including increasing its administrative and technical costs. While Patient Infosystems has both curtailed its spending levels and increased its revenue, to the extent that ACS. revenues do not increase substantially, the Company's' losses will continue and its available capital will diminish further. The Company's' operations are currently being funded by the sale of equity securities. There can be no assurances given that the Company can raise either the required working capital through the sale of its securities or that Patient Infosystems can borrow the additional amounts needed. In such instance, if Patient Infosystems is unable to identify additional sources of capital, it will likely be forced to curtail or cease operations. As a result of the above, the Independent Auditors' Report on Patient Infosystems' consolidated financial statements for the year ended December 31, 2003 includes an emphasis paragraph indicating that Patient Infosystems' recurring losses from operations raise substantial doubt about Patient Infosystems' ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     INFLATION

     Inflation did not have a significant impact on the Company's costs during the three and six month periods ended June 30, 2004 and June 30, 2003. The Company continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

     FORWARD LOOKING STATEMENTS

     When used in this and in future filings of the Company with the Securities and Exchange Commission ("SEC"), in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result," "expects," "plans," "will continue," "is anticipated," "estimated," "project," or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements, including those made with respect to future sources of revenue, new customers and control of costs and expenses, are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These uncertainties include the Company's ability to continue its operations as a result of, among other things, continuing losses, working capital short falls, uncertainties with respect to sources of capital, risks of market acceptance of or preference for the Company's systems and services, competitive forces, the impact of changes in government regulations, general economic factors in the healthcare industry and other factors discussed in the Company's filings with the SEC including the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. The Company has no obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Item 3. Controls and Procedures.

     Our management, with the participation of our Chief Executive Officer and Vice President, Financial Planning, has evaluated the effectiveness of our disclosure controls and procedure as of June 30, 2004. Based upon this evaluation, our Chief Executive Officer and Vice President, Financial Planning concluded that our disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Such evaluation did not identify any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     A former employee of American Caresource Corporation filed a lawsuit on June 16, 2004 entitled Schrier v. American Caresource Corporation, (Ind. Superior Ct.), alleging that she was terminated on February 5, 2003 in retaliation for refusing to engage in illegal conduct. She alleges that American Caresource Corporation engaged in various activities that would have constituted violations of agreements with customers, various laws, rules and regulations and would have resulted in inaccurate financial information being provided to the Company in connection with the acquisition transaction. The plaintiff has demanded damages of $123,000. We have conducted a preliminary investigation into the allegations and ACS and we intend to contest the plaintiff's claims vigorously.


Item 2. Changes in Securities and Use of Proceeds

     Recent Sales of Unregistered Securities

     On June 17, 2004, the Company sold 3,365,000 shares of its common stock to institutional and other accredited investors for an aggregate purchase price of $5,653,200. C.E. Unterberg, Towbin acted as placement agent in the transaction. C.E. Unterberg, Towbin was paid $360,158 in fees and expenses and received a warrant to purchase 93,450 shares of the Company's common stock at an exercise price of $1.68 per share. In addition, Lipman Capital Group received 50,000 shares of the Company's common stock in connection with consulting services relating to the transaction. Derace Shaffer, the Company's Chairman of the Board, purchased 100,000 shares of common stock in the private placement.

     As a result of the June 17, 2004 transaction, the Company was obligated pursuant to the anti-dilution provisions in the Company's agreements with certain stockholders who purchased the Company's securities during the first quarter of 2004, to issue an additional 155,161 shares of common stock to such stockholders such that the effective price per share for the shares originally purchased by those stockholders would be $1.68, being the price per share for the stock sold on June 17, 2004.

     The securities issued by the Company on June 17, 2004 were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933 ("Securities Act"), as set forth in section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. All persons and entities who received the Company's securities represented to the Company that they were accredited investors and were acquiring the securities for investment and not distribution and that they could bear the risks of the investment. The Company provided written disclosure that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from registration.


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

4.3 Certificate of Designations, Powers, Preferences and Relative, Participating, Optional or Other Special Rights, and the Qualifications, Limitations Thereof of the Series D Preferred Stock of Patient InfoSystems, Inc.

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

10.72-- Form of Securities Purchase Agreement.

10.73 Fourteenth Addendum to Lease Agreement dated as of May 18, 2004 between Patient Infosystems and Conifer Prince Street Associates.

10.74   Form of Securities Purchase Agreement.

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

(b) The following current reports on Form 8-K have been filed as of August 16, 2004:

          On April 8, 2004, the Company filed a current report on Form 8-K reporting that the Company issued a press release announcing a new customer.

          On April 28, 2004, the Company filed a current report on Form 8-K reporting a change in the Company's independent accountants from Deloitte and Touche LLP to McGladrey and Pullen LLP.

          On May 18, 2004, the Company filed a current report on Form 8-K reporting that the Company issued a press release regarding the Company's earnings for the quarter ended March 31, 2004.

          On June 18, 2004, the Company filed a current report on Form 8-K reporting that the Company issued a press release regarding the closing of a private placement of shares of its common stock.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  PATIENT INFOSYSTEMS, INC.


Date: August 16, 2004           By:            /s/Kent A. Tapper
      ---------------------              -----------------------------------
                                         Name:    Kent A. Tapper
                                         Title:   Senior Vice President
                                                  (Principal Financial Officer)


Date: August 16, 2004                          /s/Roger L. Chaufournier
      ---------------------     --------------------------------------------
                                                  Roger L. Chaufournier
                                                  Director, President and
                                                  Chief Executive Officer
                                                  (Authorized Officer and
                                                  Principal Executive Officer)