Form 10QSB
period 2004-09-30
PATIENT INFOSYSTEMS INC
filed 2004-11-15
CIK 1017813

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB



[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:             September 30, 2004
                                 -----------------------------------------------


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 15, 2004, 9,638,076 shares of the Company's common stock, par value $0.01 per share, were outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                   PATIENT INFOSYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS (UNAUDITED) AS OF

ASSETS                                                                          September 30, 2004      December 31, 2003
                                                                                ------------------      -----------------
CURRENT ASSETS:
  Cash and cash equivalents                                                             $ 954,408              $ 397,851
  Accounts receivable                                                                   1,078,465                771,258
  Prepaid expenses and other current assets                                               265,674                156,729
                                                                                ------------------ ----------------------
        Total current assets                                                            2,298,547              1,325,838

Property and equipment, net                                                               605,913                305,551

OTHER ASSETS:
  Intangible assets                                                                       642,700                497,893
  Goodwill                                                                             13,866,989              6,981,876
                                                                                ------------------ ----------------------
TOTAL ASSETS                                                                         $ 17,414,149            $ 9,111,158
                                                                                ================== ======================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Bank overdraft                                                                     $       -               $   189,608
  Accounts payable                                                                      1,283,197              1,337,862
  Accrued salaries and wages                                                              667,956                442,299
  Accrued expenses                                                                        256,049              1,043,247
  Accrued dividends                                                                     1,111,593                490,756
  Current maturities of long-term debt                                                     25,518                294,117
  Deferred revenue                                                                        293,761                336,598
                                                                                ------------------ ----------------------
        Total current liabilities                                                       3,638,074              4,134,487
                                                                                ------------------ ----------------------
LINE OF CREDIT                                                                          7,000,000              3,000,000
LONG-TERM DEBT                                                                             23,172                 40,295

STOCKHOLDERS' EQUITY:
  Preferred stock - $.01 par value:  shares authorized: 20,000,000
    Series C, 9% cumulative, convertible, issued and outstanding - 75,000
       as of September 30, 2004, 100,000 as of December 31, 2003                              750                  1,000
    Series D, 9% cumulative, convertible, issued and outstanding - 840,118
       as of September 30, 2004, 830,100 as of December 31, 2003                            8,401                  8,301
  Common stock - $.01 par value:  shares authorized:
     80,000,000; issued and outstanding - 9,638,067 as of September  30, 2004,
        4,960,354 as of December 31, 2003                                                  96,381                 49,604
  Additional paid-in capital                                                           54,541,419             45,596,684
  Unearned debt issuance cost                                                         (1,955,967)                      -
  Accumulated deficit                                                                (45,938,081)           (43,719,213)
                                                                                ------------------ ----------------------
        Total stockholders' equity                                                      6,752,903              1,936,376
                                                                                ------------------ ----------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 17,414,149            $ 9,111,158
                                                                                ================== ======================

See notes to unaudited consolidated financial statements.

                   PATIENT INFOSYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATION (UNAUDITED)

                                              Three Months Ended              Nine Months Ended
                                                September 30,                   September 30,
                                           2004              2003            2004             2003
                                           ----              ----            ----             ----

REVENUES
  Disease and demand management fees    $ 1,967,444      $ 1,429,692      $ 5,991,597      $ 3,957,408
  Ancillary benefits management fees      1,406,376             -           4,476,082             -
                                      -------------- ---------------- ---------------- ----------------
       Total revenues                     3,373,820        1,429,692       10,467,679        3,957,408
                                      -------------- ---------------- ---------------- ----------------
COSTS AND EXPENSES
  Cost of sales                           2,801,762        1,107,776        8,578,400        3,054,233
  Sales and marketing                       363,123          230,606        1,060,756          675,667
  General and administrative                611,089          341,526        2,256,920          913,837
  Research and development                   31,451           35,060           89,685          100,288
                                      -------------- ---------------- ---------------- ----------------
        Total costs and expenses          3,807,425        1,714,968       11,985,761        4,744,025
                                      -------------- ---------------- ---------------- ----------------
OPERATING LOSS                             (433,605)        (285,276)      (1,518,082)        (786,617)

OTHER EXPENSE
  Financing cost                           (203,158)        (754,101)        (545,908)      (1,467,947)
  Interest expense, net                     (21,552)        (151,262)         (76,698)        (447,479)
                                      -------------- ---------------- ---------------- ----------------
NET LOSS                                   (658,315)      (1,190,639)      (2,140,688)      (2,702,043)

CONVERTIBLE PREFERRED STOCK DIVIDENDS      (205,902)        (667,924)        (699,018)      (2,180,242)
                                      -------------- ---------------- ---------------- ----------------
NET LOSS ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                   $  (864,217)   $  (1,858,563)   $  (2,839,706)   $  (4,882,285)
                                      ============== ================ ================ ================
NET LOSS PER SHARE - BASIC
   AND DILUTED                             $  (0.09)         $ (2.04)         $ (0.39)         $ (5.35)
                                      ============== ================ ================ ================
WEIGHTED AVERAGE COMMON  SHARES           9,638,067          913,035        7,202,947          913,015
                                      ============== ================ ================ ================

See notes to unaudited consolidated financial statements.

                   PATIENT INFOSYSTEMS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                            Nine Months          Nine Months
                                                                               Ended                Ended
                                                                         September 30, 2004  September 30, 2003

OPERATING ACTIVITIES:
  Net loss                                                                 $  (2,140,688)        $  (2,702,042)
  Adjustments to reconcile net loss to net cash used in
    operating activities net of acquisition:
      Depreciation and amortization                                              788,203             1,704,499
      Compensation expense related to warrants                                   245,463                  -
      (Increase) decrease in accounts receivable                                (226,869)              284,440
      (Decrease) Increase in prepaid expenses and other current assets            38,904               (80,672)
      (Increase) decrease in accounts payable                                   (153,586)              265,087
      Increase in accrued salaries and wages                                      86,651               180,737
      (Decrease) increase in accrued expenses                                   (791,330)              403,365
      Decrease in deferred revenue                                               (42,837)              (10,314)
                                                                         ---------------- ---------------------
            Net cash (used in) provided by operating activities               (2,196,089)               45,100
                                                                         ---------------- ---------------------
INVESTING ACTIVITIES:
  Property and equipment additions                                              (259,820)              (27,744)
  Property and equipment disposals and retirements                                 4,206                  -
  Acquisition of CBCA Care Management, net                                    (7,235,000)                 -
  Additional expenses related to ACS acquisition                                 (45,343)                 -
                                                                         ---------------- ---------------------
  Increase in notes receivable                                                      -               (2,900,000)
                                                                         ---------------- ---------------------
          Net cash used in investing activities                               (7,535,957)           (2,927,744)
                                                                         ---------------- ---------------------
FINANCING ACTIVITIES:
  Borrowing from directors, net                                                     -                1,500,000
  Borrowing from stockholders                                                       -                2,125,002
  Borrowing from line of credit                                                4,000,000                  -
  Decrease in bank overdraft                                                    (189,608)                 -
  Payment of debt                                                               (285,722)                 -
  Proceeds from the sale of capital stock                                      7,343,039                    36
  Expenses related to the sale of capital stock                                 (579,106)                 -
                                                                         ---------------- ---------------------
            Net cash provided by financing activities                         10,288,603             3,625,038
                                                                         ---------------- ---------------------
NET INCREASE IN CASH AND CASH  EQUIVALENTS                                       556,557               742,394

CASH AND CASH EQUIVALENTS AT  BEGINNING OF PERIOD                                397,851                 5,011
                                                                         ---------------- ---------------------

CASH AND CASH EQUIVALENTS AT  END OF PERIOD                                   $  954,408             $ 747,405
                                                                              ===========            =========

Supplemental disclosures of non-cash information
  Dividend declared on Convertible Preferred Stock                            $  620,837           $   155,887
                                                                              ===========          ===========
  Beneficial conversion feature of Convertible Preferred Stock                $   78,180           $ 2,024,354
                                                                              ===========          ===========
  Portion of Finance Cost recorded as debt discount                                                $ 2,024,354
                                                                                                   ===========
  Fair market value of:
    Warrants issued for debt guarantee                                      $  2,501,875
                                                                            ============

See notes to unaudited consolidated financial statements.

PATIENT INFOSYSTEMS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements for the period ended September 30, 2004

1. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Patient Infosystems Canada, Inc., which ceased operations in January 2001; American Caresource Holdings, Inc. ("ACS"), which was created in December 2003 and CBCA Care Management Inc. ("CM"), which the Company purchased on September 22, 2004. Significant intercompany transactions and balances have been eliminated in consolidation.

     The accompanying consolidated financial statements for the three and nine month periods ended September 30, 2004 and September 30, 2003 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. Certain reclassifications of 2003 amounts have been made to conform to 2004 presentations. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results for the entire year ending December 31, 2004.

     All share and per share information contained herein gives effect to the 1 for 12 reverse stock split which was effective as of January 9, 2004.

     Acquisitions - On December 31, 2003, the Company acquired substantially all the assets and liabilities of American Caresource Corporation for a total purchase price of $5,754,866. The Company recorded the American Caresource Corporation acquisition using the purchase method of accounting and therefore, the operations of ACS are included only since the date of the acquisition.

     On September 22, 2004, the Company acquired all the outstanding equity of CBCA Care Management, Inc. for a total purchase price of $7,235,000 which included (1) $7,100,000 in cash and (2) estimated direct expenses of $135,000. The Company recorded the CBCA Care Management, Inc. acquisition using the purchase method of accounting.

     Information related to the CBCA Care Management acquisition is as follows:

     Purchase price:                           $           7,235,000
                                              ========================
     Purchase allocation:
     Property and equipment                                  181,852
     Identifiable intangible assets                          250,000
     Current liabilities                                    (242,059)
     Current assets                                          228,187
     Goodwill                                              6,817,020
                                              ------------------------
                                               $           7,235,000
                                              ========================

     The acquisition has been accounted for using the purchase method of accounting and accordingly, the results of operations of the acquired entity for the eight day period ending September 30, 2004 have been included in the consolidated financial statements.

     The allocation of the identifiable intangible assets and goodwill have not been finalized and any required adjustments will be recorded as necessary when the information becomes available.

     The following unaudited pro forma presents the Company's consolidated results of operations for the three and nine month periods ended September 30, 2003 and 2004 as if the acquisition of CM and ACS had been consummated at January 1, 2003. The pro forma results of operations including certain pro forma adjustments, including the amortization of identifiable intangible assets and interest on certain debt.

                                                  Pro forma for the               Pro forma for the
                                                  Three months ended              Nine months ended
                                                    September 30,                   September 30,
                                                 2004            2003           2004             2003
                                                 ----            ----           ----             ----
     Revenue                                   5,058,649      5,407,656      15,903,688       15,756,866
                                            ------------- -------------- --------------- ----------------
     Net loss attributable to common share
     holders                                  (1,099,213)    (2,597,885)     (2,842,830)      (8,028,146)
                                            ============= ============== =============== ================
     Earnings per share                            (0.11)         (1.29)          (0.39)           (3.99)
                                            ============= ============== =============== ================
     Weighted average common shares            9,638,067      2,013,035       7,202,947        2,013,015

     Earnings per share - The calculations for the basic and diluted loss per share for the three and nine month periods ended September 30, 2004 and 2003 did not include options to purchase, respectively, 1,419,827 and 92,827 shares of common stock, nor the common equivalent shares issuable upon conversion of 75,000 and 840,118 shares, respectively, of Series C Preferred Stock and Series D Preferred Stock because the effect would have been antidilutive due to the net loss in those periods. The computation of basic and diluted net loss per share is as follows:

                                                  Three Months Ended                Nine Months Ended
                                                    September 30,                     September 30,
                                                2004              2003           2004            2003
                                                ----              ----           ----            ----
     Net loss                               $    (658,315)   $ (1,190,639)   $ (2,140,688)   $ (2,702,043)
     Convertible preferred stock dividends       (205,902)       (667,924)       (699,018)     (2,180,242)
                                                ----------       ---------       ---------     -----------
     Net loss attributable to
          Common Stockholders               $    (864,217)   $ (1,858,563)   $ (2,839,706)   $ (4,882,285)
                                            =============== =============== =============== ==============
     Weighted average common shares             9,638,067         913,035       7,202,947         913,015
                                            --------------- --------------- --------------- --------------
     Net loss per share - Basic and diluted $       (0.09)   $      (2.04)   $      (0.39)   $      (5.35)
                                            =============== =============== =============== ==============

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

                                            Three Months Ended                Nine Months Ended
                                               September 30,                    September 30,
                                           2004            2003             2004            2003
                                           ----            ----             ----            ----
     Net loss attributable to common
     shareholders - as reported           ($864,217)     ($1,858,563)    ($2,839,706)     ($4,882,285)

     Stock compensation expense             (90,150)         (30,961)     (1,347,952)         (88,123)
                                      --------------- ---------------- --------------- ----------------
     Net loss - pro forma                  (954,367)      (1,889,524)     (4,187,658)      (4,970,408)
                                      --------------- ---------------- --------------- ----------------
     Net loss per share - basic
       and diluted - as reported             ($0.09)          ($2.04)         ($0.39)          ($5.35)
                                      =============== ================ =============== ================
     Net loss per share - basic
       and diluted - pro forma               ($0.10)          ($2.07)         ($0.58)          ($5.44)
                                      =============== ================ =============== ================
     Weighted average common shares       9,638,067          913,035       7,202,947          913,015

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using an expected life of 7 years and assumed risk-free interest rates of 3.75% as of September 30, 2004 and 3.79% as of December 31, 2003. The assumed dividend yield was zero. The Company has used a volatility factor of 119% as of September 30, 2004 and 98% as of December 31, 2003. For purposes of pro forma disclosure, the estimated fair value of each option is amortized to expense over such option's vesting period and only the compensation expense related to the three and nine month periods ended September 30, 2003 and 2004 were used to adjust the net loss on a pro forma basis.

2. On December 31, 2003, the Company entered into the Third Addendum to the Second Amended and Restated Credit Agreement with Well Fargo Bank Iowa, N.A., which extended the term of the $3,000,000 credit facility to July 31, 2005. Dr. Schaffer and Mr. Pappajohn, directors of the Company, guaranteed this extension. In consideration of their guarantees, in February 2004, the Company granted to Dr. Schaffer and Mr. Pappajohn warrants to purchase an aggregate of 47,500 shares of Series D Convertible Preferred Stock, which are convertible into an aggregate of 475,000 shares of the Company's common stock for $10.00 per preferred share. The Company valued these warrants at $1,085,375 using the Black-Scholes method. The value of these warrants was recorded as unearned debt issuance costs and will be amortized as financing costs over the nineteen month period of the loan guarantee.

     On September 21, 2004, the Company entered into the Fourth Addendum to the Second Amended and Restated Credit Agreement with Well Fargo Bank Iowa, N.A., which increased the amount of the credit facility to $7,000,000 and extended the term of the facility to July 31, 2006. Dr. Schaffer and Mr. Pappajohn, directors of the Company, guaranteed these extensions. In consideration of their guarantees, in September 2004 the Company granted to Dr. Schaffer and Mr. Pappajohn warrants to purchase an aggregate of 1,000,000 shares of the Company's common stock for $1.68 per share expiring September 21, 2009. The Company valued these warrants at $1,416,500 using the Black-Scholes method. The value of these warrants was recorded as unearned debt issuance costs and will be amortized as financing costs over the 23 month period of the loan guarantee. During the three and nine months ended September 30, 2004, the Company recorded a financing cost of $203,158 and $545,908, respectively.

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

4. During the nine month period ended September 30, 2004, the Company issued 4,427,713 shares of its common stock and 10,018 shares of its Series D Convertible Preferred Stock to certain investors for $7,471,289, which consisted of $7,263,200 of working capital, forgiveness of $53,180 of accrued interest payable, forgiveness of $26,659 of debt and payment of $128,250 of services. The Company incurred $579,106 of costs directly attributable to the sale of its common stock.

     During the nine month period ended September 30, 2004, the Company issued 72,125 shares of its common stock as payment of $128,250 in expenses related to the sale of common stock and issued warrants to placement agents to purchase 118,450 shares of its common stock at exercise prices between $1.68 and $2.75 per share. These warrants were assigned an aggregate fair market value of $311,663 using a Black-Scholes valuation method.

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

5. During the three months ended September 30, 2004, the Company operated in two segments: (i) Patient Infoystems, which includes disease management, demand management, provider improvement as well as case management and utilization review services which were acquired on September 22, 2004 through the acquisition of CM, whose operations since September 22, 2004 are insignificant; and (ii) ACS, which includes ancillary benefits management services. Selected financial information on the Company's segments for the three and nine month periods ended September 30, 2004 and 2003 and pro forma combined as if the ACS acquisition had occurred as of January 1, 2003 are presented as follows:

                                            Three Months ended September 30,              Nine Months ended September 30,
                                          2004            2003           2003           2004            2003           2003
Revenues                                                             Pro Forma                                     Pro Forma
  Patient Infosystems, Inc.             $ 1,967,444     $ 1,429,692    $ 1,429,692    $ 5,991,597     $ 3,957,408    $ 3,957,408
  American Caresource Holdings, Inc.      1,406,376            -         2,183,344      4,476,082            -         6,963,475
                                      -------------- --------------- -------------- -------------- --------------- --------------
Total revenue                             3,373,820       1,429,692      3,613,036     10,467,679       3,957,408     10,920,883
Cost of goods
  Patient Infosystems, Inc.               1,354,896       1,107,776      1,107,776      4,145,574       3,054,233      3,054,233
  American Caresource Holdings, Inc.      1,446,866            -         2,360,031      4,432,826            -         7,920,539
Selling, General and Administrative
  Patient Infosystems, Inc.                 632,353         607,192        607,192      1,771,486       1,689,792      1,689,792
  American Caresource Holdings, Inc.        373,310            -           610,963      1,635,875            -         1,848,093
Other
  Patient Infosystems, Inc.                 222,541         905,363        905,363        609,971       1,915,426      1,915,426
  American Caresource Holdings, Inc.          2,169            -            53,992         12,635            -           102,719
                                      -------------- --------------- -------------- -------------- --------------- --------------
Net loss
  Patient Infosystems, Inc.                (242,346)     (1,190,639)    (1,190,639)      (535,434)     (2,702,043)    (2,702,043)
  American Caresource Holdings, Inc.       (415,969)           -          (841,642)    (1,605,254)           -        (2,907,876)
                                      -------------- --------------- -------------- -------------- --------------- --------------
Total net loss                             (658,315)     (1,190,639)    (2,032,281)    (2,140,688)     (2,702,043)    (5,609,919)
Preferred Stock dividends                  (205,902)       (667,924)      (767,621)      (699,018)     (2,180,242)    (2,537,230)
                                      -------------- --------------- -------------- -------------- --------------- --------------
Net loss attributable to
  common shareholders                      (864,217)     (1,858,563)    (2,799,902)    (2,839,706)     (4,882,285)    (8,147,149)
                                      ============== =============== ============== ============== =============== ==============
Net loss per share basic and diluted      $   (0.09)       $  (2.04)     $   (1.39)     $   (0.39)      $   (5.35)     $   (4.05)
                                      ============== =============== ============== ============== =============== ==============
Weighted average common shares            9,638,067         913,035      2,013,035      7,202,947         913,015      2,013,015

6. The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited consolidated financial statements, the Company incurred a net loss for the nine month period ended September 30, 2004 of $2,140,688 and had a working capital deficit of $1,339,527 at September 30, 2004. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

Item 2.  Management's Discussion and Analysis or Plan of Operations.

     Management's discussion and analysis provides a review of the Company's operating results for the three and nine month periods ended September 30, 2004 as compared to the three and nine month periods ended September 30, 2003 and a review of the Company's financial condition at September 30, 2004 as compared to September 30, 2003 and December 31, 2003. The focus of this review is on the underlying reasons for significant changes and trends affecting the revenues, net earnings and financial condition of the Company. This review should be read in conjunction with the accompanying unaudited consolidated financial statements.

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

Results of Operations

     It is anticipated that operations of CBCA Care Management, Inc. will be consolidated with Patient Infosystems in future periods.

     To assist the reader's understanding of the results of operations, each of the Company's segments, Patient Infosystems, Inc. and American Caresource Holdings, Inc., will be presented separately using the following segmented statement of operations, which includes pro forma results of American Caresource Holdings, Inc. for the three and nine month periods ended September 30, 2003 for comparative purposes. The results of operation during the 8 days ended September 30, 2004 of CBCA Care Management, Inc. have been included with results of operations of the Patient Infosystems Segment.

                                                  Three Months ended September 30,
                                       Patient Infosystems               American Caresource
                                      2004            2003              2004            2003
                                      ----            ----              ----            ----
                                                                                      pro forma
Revenues                           $ 1,967444      $ 1,429,692      $ 1,406,376      $ 2,183,344
Costs and expenses
      Cost of goods                 1,354,896        1,107,776        1,446,866        2,410,583
      Sales and marketing             264,180          230,606           98,943          102,636
      General and administrative      336,722          341,526          274,367          457,775
      Research & development           31,451           35,060             -                -
                                 ------------- ---------------- ---------------- ----------------
        Total costs and expenses    1,987,249        1,714,968        1,820,176        2,970,994
                                 ------------- ---------------- ---------------- ----------------
Operating loss                        (19,805)        (285,276)        (413,800)        (787,650)
Other                                (222,541)        (905,363)          (2,169)         (53,992)
                                 ------------- ---------------- ---------------- ----------------
Net loss                             (242,346)      (1,190,639)        (415,969)        (841,642)
                                 ============= ================ ================ ================

                                                  Nine Months ended September 30,
                                      Patient Infosystems               American Caresource
                                     2004            2003              2004            2003
                                     ----            ----              ----            ----
                                                                                     pro forma
Revenues                         $ 5,991,597      $ 3,957,408      $ 4,476,082      $ 6,963,475
Costs and expenses
      Cost of goods                4,145,574        3,054,233        4,432,826        7,920,539
      Sales and marketing            711,698          675,667          349,058          339,898
      General and administrative     970,103          913,837        1,286,817        1,508,195
      Research & development          89,685          100,288             -                -
                                ------------- ---------------- ---------------- ----------------
        Total costs and expenses   5,917,060        4,744,025        6,068,701        9,768,632
                                ------------- ---------------- ---------------- ----------------
Operating profit (loss)               74,537         (786,617)      (1,592,619)      (2,805,157)
Other                               (609,971)      (1,915,426)         (12,635)        (102,719)
                                ------------- ---------------- ---------------- ----------------
Net loss                            (535,434)      (2,702,043)      (1,605,254)      (2,907,876)
                                ============= ================ ================ ================

PATIENT INFOSYSTEMS SEGMENT INFORMATION

     Revenues

     Revenues consist of revenues from operations and other fees. Revenues increased 38% to $1,967,444 for the three months ended September 30, 2004, from $1,429,692 for the three months ended September 30, 2003. Revenues increased 51% from $3,957,408 for the nine months ended September 30, 2003 to $5,991,597 for the nine months ended September 30, 2004.

                                           Three Months Ended                    Nine Months Ended
                                              September 30,                        September 30,
Revenues                                 2004               2003              2004              2003
--------                                 ----               ----              ----              ----
Operations fees
  Provider improvement                $ 1,058,000       $   928,306       $ 4,082,019        $ 2,226,157
  Case and utilization management         180,762              -              180,762               -
  Disease and demand management           726,723           492,427         1,715,786          1,684,807
                                   --------------- ----------------- ----------------- ------------------
Total operations fees                   1,965,485         1,420,733         5,978,567          3,910,964
Other fees                                  1,959             8,959            13,030             46,444
                                   --------------- ----------------- ----------------- ------------------
Total revenues                        $ 1,967,444       $ 1,429,692       $ 5,991,597        $ 3,957,408
                                   --------------- ----------------- ----------------- ------------------

     Provider innovations and improvement fee revenues are primarily attributable to assistance provided to organizations for the management of patients with chronic disease, including information technology support, learning organization services and data analysis and reporting. More than 95% of the provider innovation and improvement revenue is related to a subcontract with the Institute for Healthcare Improvement. Provider improvement fee revenues for the three and nine month periods ended September 30, 2004 increased to $1,058,000 and $4,082,019, respectively, as compared to $928,306 and $2,226,157 for the same respective periods of 2003. The Company does not have a long term agreement with the Institute for Healthcare Improvement and no assurances can be given that Patient Infosystems will continue to provide these services at the current levels, or at all. Revenue recognized during the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2004. The contracts for substantially all the provider improvement services are annual in nature, the largest of which ended as of September 30, 2004. Patient Infosystems anticipates renewing this contract and is therefore continuing to provide these services during the renewal process. No assurance can be given that the contract will be renewed.

     Case and utilization management fee revenues are primarily attributable to the operation of the Company's wholly owned subsidiary, CBCA Care Management, Inc. The Company acquired CBCA Care Management, Inc. on September 22, 2004. , The $180,762 of revenue attributable to CBCA Care Management, Inc. during the eight days of operation following the acquisition during three and nine month periods ended September 30, 2004. Revenue recognized during the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2004.

     Disease and demand management fee revenues are primarily attributable to the operation of Patient Infosystems' call center and the delivery of Care Team Connect for Health directly to patients. Disease and demand management fee revenues for the three and nine month periods ended September 30, 2004 increased to $726,723 and $1,715,786, respectively, as compared to $492,427 and $1,684,807 for the same respective periods of 2003. The increase in these fees is primarily attributable to the new sales of Care Team Connect. Patient Infosystems is actively marketing its disease and demand management services and anticipates continuing to sell its services. No assurances can be given that Patient Infosystems will be able to sell its demand and disease management services, or, to the extent there are sales, that any such sales will have a material effect on the financial condition of Patient Infosystems.

     Other fee revenues for the three and nine month periods ended September 30, 2004 were $1,959 and $13,030, respectively, as compared to $8,959 and $46,444 for the same respective periods of 2003. Patient Infosystems received other revenues for (i) development fees from a variety of customers for creation of, or modification to, specific programs and (ii) license fees. Patient Infosystems has completed substantially all services under these agreements. Development fee revenues include clinical, technical and operational design or modification of Patient Infosystems' primary disease management programs. Patient Infosystems anticipates that revenue from development fees will continue to be low unless Patient Infosystems enters into new development agreements. Patient Infosystems has not entered into any new licensing agreements and the revenue for the current period reflects revenue generated exclusively from the existing agreements.

     Costs and Expenses

     Cost of sales includes salaries and related benefits, services provided by third parties, and other expenses associated with the implementation and delivery of Patient Infosystems' provider improvement, case and utilization management and demand and disease management programs. Cost of sales for the three and nine month periods ended September 30, 2004 were $1,354,896 and $4,145,574, respectively, as compared to $1,107,776 and $3,054,233 for the same respective periods of 2003. The increase in these costs was primarily the result of increased operational activity. Patient Infosystems' gross margin, being total revenues over cost of sales, was positive for the three and nine month periods ended September 30, 2004 and 2003. Patient Infosystems anticipates that revenue must increase for it to recognize economies of scale adequate to improve its margins. No assurance can be given that revenues will increase or that, if they do, they will continue to exceed costs and expenses.

     Sales and marketing expenses consist primarily of salaries, related benefits, travel costs, sales materials and other marketing related expenses. Sales and marketing expenses for the three and nine months ended September 30, 2004 were $264,180 and $711,698, respectively, as compared to $230,606 and $675,667 for the same respective periods of 2003. Patient Infosystems anticipates expansion of Patient Infosystems' sales and marketing staff and expects it will continue to invest in the sales and marketing process, and that such expenses related to sales and marketing may increase in future periods.

     General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operating expenses of Patient Infosystems. General and administrative expenses for the three and nine month periods ended September 30, 2004 were $336,722 and $970,103, respectively, as compared to $341,526 and $913,837 for the same respective periods of 2003. These expenditures have been incurred to maintain the corporate infrastructure necessary to support anticipated program operations. General and administrative expenses may increase in future periods as it continues to establish the resources needed to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

     Research and development expenses consist primarily of salaries and related benefits and administrative costs associated with the development of certain components of Patient Infosystems' integrated information capture and delivery system, as well as development of Patient Infosystems' standardized disease management programs and Patient Infosystems' Internet based technology products. Research and development expenses for the three and nine month periods ended
September 30, 2004 were $31,451 and $89,685, respectively, as compared to $35,060 and $100,288 for the same respective periods of 2003.

     Patient Infosystems recorded other expenses for the three and nine month periods ended September 30, 2004 of $222,541 and $609,971, respectively, as compared to $905,363 and $1,915,426 for the same respective periods of, 2003. This change was principally due to the interest expense and related financing cost on debt.

     Patient Infosystems had a net loss for the three and nine month periods ended September 30, 2004 of $242,346 and $535,434, respectively, as compared to $1,190,639 and $2,702,043 for the same respective periods of 2003.

AMERICAN CARESOURCE SEGMENT INFORMATION

     Revenues

     Revenues of American CareSource Holdings, Inc. ("ACS") are comprised of revenues from ancillary service claims and processing of patient claims. Revenues decreased to $1.4 million from $2.2 million during the three months ended September 30, 2004 and 2003, respectively, or 36%. Revenues decreased to $4.5 million from $7.0 million during the nine months ended September 30, 2004 and 2003, respectively, or 36%.

                         Three Months Ended                Nine Months Ended
                             September 30                     September 30
Revenues                2004             2003            2004             2003
--------                ----             ----            ----             ----
                                      Pro forma                        Pro forma
Ancillary Health     $ 1,267,981      $ 2,058,439     $ 4,079,460      $ 6,632,511
Patient Claims           138,395          124,905         396,622          330,964
                  ---------------- ---------------- --------------- --------------
Total Revenues       $ 1,406,376       $2,183,344     $ 4,476,082       $6,963,475

     Ancillary health claims revenue for the three and nine month periods ended September 30, 2004 decreased to $1,267,981 and $4,079,460, respectively, as compared to $2,058,439 and $6,632,511 for the same respective periods of 2003. This decrease is attributable to the cancellation of contracts by major clients and to the reduction of revenue from certain providers in ACS' ancillary health provider network, partially offset by the addition of new clients. Pinnacol Assurance ("Pinnacol") notified ACS on December 19, 2003 of its intent to terminate its contract with ACS effective March 18, 2004, and was winding down through the first quarter and into the second quarter of 2004. There was no revenue from Pinnacol in the third quarter of 2004. Revenue from Pinnacol in the third quarter of 2003 was $1,097,322. Revenue from Pinnacol decreased 81.4% from $3,034,121 for the nine month period ended September 30, 2003 to $563,042 for the same period in 2004. Plan Vista, from which ACS received $110,577 and $554,746 of revenue for the three and nine month periods ended September 30, 2003, respectively, notified ACS of its intent to terminate its contract effective October 13, 2004 and did not generate any revenue for ACS during the nine month period ended September 30, 2004. The decreased revenue due to the termination of clients was partially offset by $271,512 of new business from three new clients in the nine months ended September 30, 2004, of which $207,342 was generated in the third quarter. ACS has experienced improved relations with providers in its network as a result of the acquisition by Patient Infosystems, due to better funding. ACS also has been able to expand its provider network by seeking to restore relationships with providers previously in the network and adding new providers as ACS obtained new client payor contracts. ACS expects to see growth in the number of client and payor relationships due to increased emphasis on sales. No assurances can be given that ACS will be able to continue to expand its provider or payor relationships, nor that any such expansion will result in an improvement in the results of operations of ACS.

     The processing of patient claims revenues for the three and nine month periods ended September 30, 2004 increased 10.8% to $138,395 and increased 19.8% to $396,622, respectively, as compared to $124,905 and $330,964 for the same respective periods of 2003. The Company does not expect to increase its revenues from claims processing in future periods.

     Costs and Expenses

     Cost of revenues includes provider payments, direct expenses incurred for providing services and the related direct labor and overhead of providing such services. ACS is not liable for costs incurred by its contracted providers unless and until these providers obtain approval from the appropriate payors and provide the contracted services and ACS receives payment from the payors. Costs of revenues also include direct expenses to administer claims, including direct labor associated with recruitment and contracting with providers, database maintenance, data entry of claims, claims repricing, fulfillment and overhead costs. Costs of revenues for the three and nine month periods ended September 30, 2004 decreased to $1,446,866 and $4,433,826, respectively, as compared to $2,410,583 and $7,920,539 for the same respective periods of 2003. This decrease was due to a decrease in provider payments, the renegotiation of management fees payable to one client, and a reduction in direct expenses and overhead associated with the decrease in claims volume related to revenue. Provider payments related to revenues during the three and nine month periods ended September 30, 2004 decreased $687,576 and $2,262,675, respectively as compared to the same respective periods of 2003. Management fees from ppoNEXT during the three and nine month periods ended September 30, 2004 decreased $107,949 and $320,987, respectively, as compared to the same respective periods of 2003, as contract changes negotiated in July 2003 took effect upon the acquisition of ACS by Patient Infosystems. Direct expenses and overhead associated with ACS services provided during the three and nine month periods ended September 30, 2004 decreased $212,481 and $889,197, respectively, as compared to the same respective periods of 2003, as reductions were made to personnel and other costs to align ACS' cost structure with its claims volume.

     Sales and marketing expenses include the salaries and related benefits of ACS' account development employees, travel and other costs for those employees, and sales materials and other marketing or sales expenses of ACS. Commissions paid to independent outside salespeople are based directly on net margin per client. Payments to providers and all billing and processing of claims expenses are included in cost of revenues. Sales and marketing expenses for the three and nine month periods ended September 30, 2004 were $98,943 and $349,058, as compared to $102,636 and $339,898 for the same respective periods of 2003. ACS anticipates continued investment in the sales and marketing process, and that expenses related to sales and marketing may continue to increase in future periods.

     General  and  administrative  expenses  include  the  salaries  and related benefits of ACS' executive employees, systems development and finance and accounting employees, travel and other costs for those employees. General and administrative expenses for the three and nine month periods ended September 30, 2004 were $274,367 and $1,286,817, respectively, as compared to $457,775 and $1,508,195 for the same respective periods of 2003. Compared to the prior year, legal fees decreased $39,868 and $216,652 and administrative and finance compensation expense decreased $100,786 and $210,343 for the three and nine month periods ended September 30, 2004, respectively. The personnel cost reductions were due to consolidation of these functions with Patient Infosystems, as well as efficiencies and reductions in payment processing volume. The cost reductions were offset by a one-time warrant compensation expense of $211,900 charged in the first quarter of 2004.

     The Company recorded other expense for the three and nine month periods ended September 30, 2004 of $2,169 and $12,635, respectively, as compared to $53,992 and $102,719 for the same respective periods of 2003. Any new financing arrangements will be made by Patient Infosystems. Consequently, ACS' interest expense is expected to be minimal in future periods.

     ACS had a net loss for the three and nine month periods ended September 30, 2004 of $415,969 and $1,605,254, respectively, as compared to $841,642 and $2,907,876 for the same respective periods of 2003.

INCOME (LOSS)

     The Company reported a net loss attributable to common shareholders for the three and nine month periods ended September 30, 2004 of $864,576 and $2,839,706, respectively, as compared to $1,858,563 and $4,882,285 for the same respective periods of 2003. This represents a loss per share of $0.09 and $0.39 for the same respective periods or 2004 as compared to $2.04 and $5.35 for the same respective periods of 2003. The pro forma earnings per share assuming that the acquisition of substantially all the assets and liabilities of American Caresource Corporation had occurred on January 1, 2003 was $1.39 and $4.05, respectively, as compared to $0.09 and $0.39 loss per share for the same respective period of 2004. During the nine months ended September 30, 2004, the Company recorded a beneficial conversion feature of $78,180 related to the issuance of 10,018 shares of the Company's Series D Preferred Stock, which was recorded as a dividend, and declared $620,837 of dividends on the outstanding preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2004, the Company had a working capital deficit of $1,339,527 as compared to a deficit of $2,808,649 at December 31, 2003. Through September 30, 2004, these amounts reflect the effects of the Company's continuing losses and borrowings as well as the recent borrowing necessary to complete the acquisition of CBCA Care Management, partially offset by its recent sale of capital stock. Since its inception, the Company has primarily funded its operations, working capital needs and capital expenditures from the sale of equity securities or the incurrence of debt.

     On March 28, 2003, the Company entered into an Amended and Restated Credit Agreement with Wells Fargo Bank Iowa, N.A., which extended the term of the Company's $3,000,000 credit facility to January 2, 2004, under substantially the same terms. Mr. Pappajohn and Dr. Schaffer, directors of the Company, guaranteed this extension.

     On December 31, 2003, the Company entered into the Third Addendum to the Second Amended and Restated Credit Agreement with Well Fargo Bank Iowa, N.A., which extended the term of the $3,000,000 credit facility to July 31, 2005. Mr. Pappajohn and Dr. Schaffer guaranteed this extension. In consideration for their guarantees, in February 2004 the Company granted to Dr. Schaffer and Mr. Pappajohn warrants to purchase an aggregate of 47,500 shares of Series D Convertible Preferred Stock, which are convertible into 475,000 shares of the Company's common stock for $10.00 per preferred share. The Company valued these warrants at $1,085,375 using the Black-Scholes method. The value of these warrants was recorded as unearned debt issuance cost and will be amortized as financing costs over the nineteen month period of the loan guarantee.

     In January 2004, the Company borrowed $200,000 for working capital from Mr. Pappajohn which was repaid in March 2004 using the proceeds of the sale of the Company's common stock. During the three month period ended September 30, 2004, the Company borrowed $570,000 of working capital from Mr. Pappajohn which was repaid in September 2004 using the proceeds of the sale of the Company's common stock.

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

     On September 21, 2004, the Company entered into the Fourth Addendum to the Second Amended and Restated Credit Agreement with Well Fargo Bank Iowa, N.A., which increased the amount of the credit facility to $7,000,000 and extended the term to July 31, 2006. Dr. Schaffer and Mr. Pappajohn, directors of the Company, guaranteed these extensions. In consideration of their guarantees, in September 2004 the Company granted to Dr. Schaffer and Mr. Pappajohn warrants to purchase an aggregate of 1,000,000 shares of the Company's common stock for $1.68 per share. The Company valued these warrants at $1,416,500 using the Black-Scholes method. The value of these warrants was recorded as unearned debt issuance costs and will be amortized as financing costs over the 23 month period of the loan guarantee. During the three and nine months ended September 30, 2004, the Company recorded a financing cost of $203,158 and $545,908, respectively.

     During the nine month period ended September 30, 2004, the Company issued 4,427,713 shares of its common stock and 10,018 shares of its Series D
Convertible Preferred Stock to certain investors in for an aggregate of $7,471,289 which consisted of $7,263,200 of working capital, forgiveness of $53,180 of accrued interest payable, forgiveness of $26,659 of debt and payment of $128,250 of services. The Company incurred $533,658 of costs directly attributable to the sale of its common stock.

     During the nine month period ended September 30, 2004, the Company issued 72,125 shares of its common stock as payment of $128,250 in expenses related to the sale of common stock and issued warrants to placement agents to purchase 118,450 shares of its common stock at exercise prices between $1.68 and $2.75 per share. These warrants were assigned an aggregate fair market value of $311,663 using a Black-Scholes valuation method.

     Of the warrants to purchase 118,450 shares of the Company's common stock, the issuance of warrants to purchase 12,500 shares, assigned a value of $22,750, resulted in an additional expense related to the purchase of substantially all of the assets and assumption of liabilities from American Caresource Corporation on December 31, 2003. Accordingly, goodwill related to this acquisition was increased by $22,750.

     The Company has expended significant amounts to expand its operational capabilities, including increasing its administrative and technical costs. While Patient Infosystems has both curtailed its spending levels and increased its revenue, to the extent that ACS, revenues do not increase substantially, the Company's losses will continue and its available capital will diminish further. The Company's operations are currently being funded by borrowings and the sale of equity securities. There can be no assurances given that the Company can raise either the required working capital through the sale of its securities or that Patient Infosystems can borrow the additional amounts needed. In such instance, if Patient Infosystems is unable to identify additional sources of capital, it will likely be forced to curtail or cease operations. As a result of the above, the Independent Auditors' Report on Patient Infosystems' consolidated financial statements for the year ended December 31, 2003 includes an emphasis paragraph indicating that Patient Infosystems' recurring losses from operations raise substantial doubt about Patient Infosystems' ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

INFLATION

     Inflation did not have a significant impact on the Company's costs during the three and nine month periods ended September 30, 2004 and September 30, 2003. The Company continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

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

Item 3. Controls and Procedures.

     Our management, with the participation of our Chief Executive Officer and Vice President, Financial Planning, has evaluated the effectiveness of our disclosure controls and procedure as of September 30, 2004. Based upon this evaluation, our Chief Executive Officer and Vice President, Financial Planning concluded that our disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Such evaluation did not identify any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     A former employee of American Caresource Corporation filed a lawsuit on June 16, 2004 entitled Schrier v. American Caresource Corporation, (Ind. Superior Ct.), alleging that she was terminated on February 5, 2003 in retaliation for refusing to engage in illegal conduct. She alleges that American Caresource Corporation engaged in various activities that would have constituted violations of agreements with customers, various laws, rules and regulations and would have resulted in inaccurate financial information being provided to the Company in connection with the acquisition transaction. The plaintiff has demanded damages of $123,000. We have conducted a preliminary investigation into the allegations and ACS and the Company intends to contest the plaintiff's claims vigorously.

Item 6. Exhibits


Exhibit #     Description of Exhibits

3.1 --    Certificate of Amendment to the Certificate of Incorporation

3.2 *     By-Laws

4.1 --    Patient Infosystems, Inc. Amended and Restated Stock Option Plan

4.2 ***   Certificate  of  Designations,   Powers,   Preferences  and  Relative,
          Participating, Optional or Other Special Rights, and the Qualifications, Limitations Thereof of the Series C Preferred Stock of Patient InfoSystems, Inc.

4.3 ***   Certificate  of  Designations,   Powers,   Preferences  and  Relative,
          Participating, Optional or Other Special Rights, and the Qualifications, Limitations Thereof of the Series D Preferred Stock of Patient InfoSystems, Inc.

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

10.72 --  Form of Securities Purchase Agreement.

10.73 +++ Fourteenth Addendum to Lease Agreement dated as of May 18, 2004 between Patient Infosystems and Conifer Prince Street Associates.

10.74 +++ Form of Securities Purchase Agreement.

10.75 Agreement of Purchase and Sale dated as of August 26, 2004 by and among the Registrant, CBCA Care Management, Inc. and CBCA, Inc. previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on September 1, 2004 and incorporated herein by reference.

10.76 Fourth Addendum to Second Amended and Restated Credit Agreement dated as of September 21, 2004 between Patient Infosystems and Wells Fargo Bank, National Association.

10.77 Modification Agreement dated as of September 22, 2004 between Patient Infosystems and Wells Fargo Bank, National Association.

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

+++ Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-QSB filed on August 16, 2004 and incorporated herein by reference.

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

                                                  PATIENT INFOSYSTEMS, INC.


Date: November 15, 2004         By:            /s/Kent A. Tapper
      ---------------------              -----------------------------------
                                         Name:    Kent A. Tapper
                                         Title:   Senior Vice President
                                                  (Principal Financial Officer)


Date: November 15, 2004         By:            /s/Roger L. Chaufournier
      ---------------------              -----------------------------------
                                         Name:    Roger L. Chaufournier
                                         Title:   Director, President and
                                                  Chief Executive Officer
                                                  (Authorized Officer and
                                                  Principal Executive Officer)