Form 10KSB
period 2004-12-31
PATIENT INFOSYSTEMS INC
filed 2005-03-31
CIK 1017813

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[ X ] ☒	Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004

[ X ] ☐	Transition Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the transition period from ___ to ___

Commission File Number: 0-22319

Patient Infosystems, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	16-1476509
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
46 Prince Street Rochester, New York	14607
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (585) 242-7200

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] ☒ No [ X ]☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]☒

Issuer's revenue for the year ended December 31, 2004: $15.7 million.

As of March 30, 2005, the aggregate market value of the voting and nonvoting common stock held by nonaffiliates of the registrant was $34 million and 6,328,019 shares of common stock were outstanding.

As of March 30, 2005, there were 9,743,600 shares of the issuer's common stock outstanding.

PART I

Item 1.	Description of Business.

General

Patient Infosystems, Inc. (“Patient Infosystems”) was incorporated in the State of Delaware on February 22, 1995 under the name DSMI Corp., changed its name to Disease State Management, Inc. on October 13, 1995, and then changed its name to Patient Infosystems, Inc. on June 28, 1996. Patient Infosystems’ principal executive offices are located at 46 Prince Street, Rochester, New York 14607 and its telephone number is 585-242-7200. Patient Infosystems' Internet address is www.ptisys.com.

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

Patient Infosystems expects to distribute approximately 10,000,000 shares of ACS common stock and retain 1,000,000 shares. The distribution will occur as soon as practicable following the effectiveness of a registration statement and will be in the form of a dividend to the stockholders of Patient Infosystems. Patient Infosystems intends to distribute one share of common stock of ACS for every two shares of Patient Infosystems stock owned as of the record date. The record date for stockholders eligible to receive the distribution has not yet been established. Following the spin-off, ACS will be a new independent public company with its own management and board of directors.

Patient Infosystems has historically marketed its services to a broad range of clients, including self-insured employers and trust funds, insurance companies, pharmaceutical and medical equipment and device manufacturers, pharmacy benefit managers (“PBMs”), other healthcare payors, such as managed care organizations (“MCOs”) and healthcare providers, including integrated delivery networks (“IDN’s”). Current marketing efforts are targeted to self-insured employers, employer groups, union health and welfare funds, and others who pay for the health care of defined populations.

During its first two years of operations, Patient Infosystems emphasized the development of pure disease management programs, which accounted for a substantial portion of its revenue through 1997. However, beginning in 1998, Patient Infosystems devoted resources to the development of broader applications of its technology platform, and its additional products grew to account for nearly 45% of the total revenue of Patient Infosystems during the fiscal year ended December 31, 2002. During 2003, Patient Infosystems further expanded its product mix to include services that support providers' clinical improvement efforts. These services include support for development, training and maintenance of clinical registry software, consultative services in improvement methodologies and support of web-based informational and reporting resources. On December 31, 2003, Patient Infosystems acquired the assets of American Caresource Corporation and formed American Caresource Holdings, Inc. (“ACS”) to operate those assets. ACS provides ancillary benefits management services, including a network of ancillary specialty providers and value-added services that assist our clients in controlling the cost of a range of ancillary medical services. On September 22, 2004, Patient Infosystems acquired 100% of CBCA Care Management, Inc. ("CMI"), a New York corporation. CMI provides utilization management and case management services which are part of the Care Team Connect for Health product.

The Patient Infosystems and its subsidiaries (the"Company") operates in two segments. One segment includes the operating results of the ACS subsidiary (the "American Caresource Segment") and the other includes the operating results of Patient Infosystems and its CMI subsidiary (the "Patient Infosystems Segment"). Patient Infosystems expects to distribute to its shareholders approximately 10,000,000 shares of ACS common stock to Patient Infosystems shareholders and retain 1,000,000 shares. The distribution will occur as soon as practicable following the effectiveness of a registration statement filed by ACS with the Securities and Exchange Commission and will be in the form of a dividend to the stockholders of Patient Infosystems. Patient Infosystems intends to distribute one share of common stock of ACS for every two shares of Patient Infosystems common stock owned as of the record date and one share for every two shares of common stock issuable upon the conversion of the preferred stock owned as of the record date.. The record date for stockholders eligible to receive the distribution has not yet been established. Following the spin-off, ACS will be a new independent public company with its own management and board of directors.

In the year ended December 31, 2004, the Care Team Connect portfolio represented 46% of the Patient Infosystems Segment's revenue; innovation and improvement services for providers represented 54% of the Patient Infosystems Segment's revenue. Primarily due to the addition of CMI, Care Team Connect portion of revenue increased to 68% of Patient Infosystems' revenue during the three month period ended December 31, 2004.

Products and Capabilities

Care Team Connect for Health

Care Team Connect for Health, which is Patient Infosystems’ principal product line, provides a complete solution for population health management that can be marketed as a comprehensive solution or a set of discrete services that complement a client’s existing operations. Care Team Connect integrates a number of components that had historically been marketed by Patient Infosystems as stand alone products. During 2002, the clinical content of these components was revised and all components were migrated to an updated technology platform. During 2003, the Care Team Connect product was expanded to include certain wellness services, as well as utilization management and case management services, provided through subcontract relationships with partner organizations. During 2004, Patient Infosystems acquired CMI and now can provide utilization management and case management services without the need for a subcontractor. Care Team Connect includes the following:

1)	24-hour nurse help/triage line,
2)	Population analysis and identification,
3)	Disease management services,
4)	Care management,
5)	Smoking cessation program,

Nurse help line

The Care Team Connect for Health nurse help line is a triage, advice, referral and health-counseling service that provides employees and members with round-the-clock access to registered nurses who use algorithm-based assessment tools and have access to provider and/or network information. The help line can provide users with information about a specific health problems or answers to their health-related questions. Use of nationally recognized clinical algorithms assist callers in determining the most cost-effective options for acute care treatment and has effectively been able to reduce the use of emergency rooms and after hours physician contact. Through the Nurse Help Line, individuals may also be identified for referral into disease management or case management intervention. The nurse help line is operated from Patient Infosystems’ Utilization Review Accreditation Commission (“URAC”) accredited call center.

Population analysis and identification

As part of its disease management services, Patient Infosystems provides comprehensive medical and pharmaceutical claims analysis that includes the administration of proprietary algorithms to identify patients with chronic disease and then stratifies them by level of risk for high resource utilization.

The stratification algorithm employed is categorical in nature as patients are classified into low, moderate, high and critical groupings. The data employed in the algorithm are both nominal (using claim codes known as “ICD9” and procedure codes known as “CPT”) and ratio (usage of resources). The nominal data determines the presence of a particular chronic condition and thus identifies patients with a specific condition. A combination of the nominal and ratio data, as defined in the algorithm for each condition, determines the risk level for the individual patient.

Following identification and stratification, patients/employees can be enrolled into the appropriate (low, moderate or high) disease management intervention program.

The first time the claims analysis is completed on the client’s historical claims data, the client will be provided with a summary report that profiles its population as related to health care dollars spent, prevalence of disease, and the numbers of identified at-risk members by risk level. Claims data is used on a retrospective basis to assess the financial impact of the Care Team Connect programs and calculate savings and return on investment.

Disease management services

Patient Infosystems’ disease management services are provided for individuals with a diagnosis of asthma, diabetes, hypertension, or congestive heart failure. These services are comprehensive in approach and focus on both the medical and behavioral aspects of chronic health care management. The programs involve clinical assessments and the delivery of messages on self-care, medication compliance and treatment adherence. Through monitoring and on-going assistance, they empower the participants to become more proficient and proactive in managing their disease or condition. By including 24-hour access to the nurse help line, participants always have a place to turn for questions or issues that arise with their disease. The long-term goal of Patient Infosystems’ disease management services is a judicious use of health care resources through health care education, as well as reinforcement of the provider’s treatment plan.

The disease management programs are based on nationally recognized treatment guidelines for each disease state. The programs provide condition-specific assessment, support and education with behavior-based interventions according to the patient’s identified risk level. Each of Patient Infosystems' chronic condition management programs is reviewed and updated as needed on an annual basis to assure that these programs reflect current knowledge and practices in clinical management.

Disease management interventions include various components according to the risk level of the target individual. These components are as follows:

Low risk:	• Quality of life surveys • Reminders • Static educational mailings • 24-hour nurse help line
Moderate risk:	• Nurse engagement • Quality of life surveys • Chronic condition management program • Reminders • Static educational mailings • 24-hour nurse help line
High risk:

•      Nurse engagement

•      Quality of life surveys

•      “Gold” chronic condition management program

•      Telemonitoring signs and symptoms assessment

•      Reminders

•      Static educational mailings

•      24-hour nurse help line

Critical risk:	• Dedicated registered nurse as disease care manager • Baseline clinical assessment and treatment action plan • Regularly scheduled on-going clinical patient assessments

Disease management program components

Nurse engagement call

Moderate, high and critical risk disease management programs generally begin with a nurse engagement call. The nurse care counselor explains the specific program for which the member is targeted and the benefits of the program, while starting to build a relationship with the member. The nurse care counselor confirms the patient’s acceptance to participate and obtains pertinent member information.

The nurse intervention assesses specific areas of clinical management based on national clinical practice guidelines. Specific to each disease, these include the following types of information:

•	Healthcare utilization.
•	Disease status.
•	Functional status.
•	Quality of care.
•	Treatment adherence and self-care practices.
•	Education/knowledge.
•	Motivation and program evaluation.

The assessment focuses on the most important health behaviors the patient must manage in order to effectively control symptoms of their disease.

Chronic condition management program

Moderate risk patients are generally enrolled in our chronic condition management programs. Each of the chronic condition management programs utilize a combination of telephone and mail interventions to monitor patients while providing educational information about disease-specific treatment guidelines.

By providing unique, individually tailored intervention strategies, Patient Infosystems provides each patient with personalized, educational feedback and positive reinforcement, both verbally and through written communication. Each telephonic intervention also generates an on-demand published report for the patient’s physician/case manager.

High risk patients are enrolled in our “gold” chronic condition management program. The “gold” program includes all of the components of the chronic condition management programs described previously, plus the incorporation of symptom assessment and monitoring throughout the duration of the contract.

Disease care management for critical risk patients

Disease care management is a specialized clinical intervention. The highly specialized clinical support by a registered nurse may provide the management and coordination of patient care services for critical-risk individuals in a population.

The program’s key functions are the following:

1.	One-on-one support by a dedicated registered nurse.
2.	Establishing an extensive baseline clinical assessment and treatment action plan.
3.	Regularly scheduled on-going clinical patient assessments that include extensive disease monitoring and surveillance.

Care management services

Care management programs include the components of utilization management and case management and are designed to ensure that participants receive quality medical care at the best possible price, while maximizing plan benefits. The programs assist in avoiding unnecessary expenditures with an objective, information-intensive approach that combines clinical judgment with accepted practice patterns.

Care management services are to comply with URAC standards and are further developed to ensure compliance with the legislative requirements of the states in which utilization review functions are performed.

The data collected from the Care Team Connect for Health interventions is stored in an integrated information warehouse which links the numerous programs and services. This integrated data warehouse allows our clients, the patient’s providers and other associated service providers access to program data as necessary in order to best manage the member’s health.

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

Ancillary services include but are not limited to the following categories:• Outpatient Therapy/Rehab	• Orthotics and Prosthetics
• Home Health Services	• Pain Management
• Surgical Centers	• Pharmacy
• Laboratory Services	• Physical Therapy
• Home Infusion therapy	• Respiratory Services
• Chiropractic Services	• Sleep Studies
• Diagnostic Imaging/Radiology	• Sub-Acute and Skilled Nursing facilities
• Dialysis Services	• Hospice Services

• Durable Medical Equipment	• Bone Growth Stimulators

ACS manages the administration of these non-hospital, non-physician services.

Through its contracts with over 3500 ancillary service providers (with over 17,500 sites nationwide), ACS is able to offer its clients direct cost savings in the form of discounted rates for contracted services and administrative cost savings by functioning as a single point of contact for managing a comprehensive array of ancillary benefits. ACS benefits management services include processing the claims submitted by its covered providers, re-pricing the claims, submitting the claims for payment, receiving and disbursing claims payments and performing customer service functions for its clients and contracted providers. For preferred provider organization (“PPO”), third party administrator (“TPA”) and similar clients, contracting with ACS also allows the clients to market comprehensive, efficient and affordable ancillary service benefits to their payor customers.

As part of its ancillary benefits management services, ancillary providers submit claims for services performed for covered members. ACS re-prices these claims under the relevant payor fee schedules, performs electronic conversion and HIPAA formatting services, and submits the re-priced claims to the appropriate payors. After adjudication of the claims by the Payor, the Payor issues an Explanation of Benefits and check for each claim. In most cases, these checks are sent to ACS. ACS then pays the providers under the relevant provider fee schedules. The difference between the amounts received by ACS from its clients and the amounts paid by ACS to its contracted providers represents ACS gross margin on its benefits management services.

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

Ancillary custom network. ACS customizes its network to meet the needs of each client. In particular, ACS reviews the “out-of-network” claims history through its network analysis service and develops a strategy to create a network that efficiently serves the client’s needs. This may involve adding additional providers for a client and removing providers the client wants excluded from their network.

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

Ancillary utilization management support. ACS provides support for utilization and case management efforts used by each payor. ACS facilitates preauthorization at the point of referral based on pre-established criteria. ACS also “flags” cases for follow-up, review, and concurrent reviews to ensure all the payor guidelines are followed by each service provider and the efficacy of services and progress of the patient is satisfactory. There are a large number of high demand cases that are subject to case management efforts. For those cases, ACS helps coordinate the supporting documentation and preparation of reports to manage and monitor progress and establishment of reserves for specific claims.

Ancillary systems integration. ACS has created a proprietary software system that enables it to manage many different customized accounts and includes the following modules:

•	Provider network management
•	Credentialing
•	Eligibility management and card printing
•	Claims and case referral management
•	Data transfer management/EDI
•	Repricing and auto-adjudication
•	Multi-level reimbursement management
•	Posting, EOB, check, and e-funds processes
•	Customer service management
•	Directory management
•	Claim repricing / adjudication
•	Advanced data reporting

Ancillary reporting. ACS provides a complete suite of reports to each client monthly. The reports cover contracting efforts and capture rates, discount levels, referral volumes by service category and complete claims and utilization reports.

Ancillary claims management. ACS can manage ancillary claims flow, both electronic and paper, and integrate into the client’s process electronically or through repriced paper claims. ACS can also perform a number of customized processes that add additional value for each client. As part of the claims management process, ACS manages the documentation requirements specific to each payor. When claims are submitted from the service provider without required documentation, ACS works with the provider to get the documentation so that the claim is not denied by the payor. This also saves labor costs for the payors.

ACS estimates that at least 80% of all claims in ACS ancillary categories are submitted by paper. ACS is able to provide a conversion of these paper claims into the HIPAA-compliant Electronic Data Interchange (“EDI”) form through its scanning operations.

Sales and Marketing

Through 1997, Patient Infosystems’ efforts focused primarily on the development of disease management programs. Beginning in 1998, Patient Infosystems began aggressively marketing the other services that its technology platform can provide, including demand management, patient surveys, pharmaceutical support programs and outcomes analysis. During 2003 and 2004, Patient Infosystems marketed its integrated Care Team Connect for Health product. Its target market is the organization that pays for health care services on behalf of its members, employees or beneficiaries. These industry organizations include several groups: insurance companies, managed care organizations, third party administrators (TPA’s), health and welfare funds organized under the Taft-Hartley Labor Act, purchasing coalitions, and self-funded employer groups.

Sales and marketing efforts for the ACS product line are currently focused on healthcare payor organizations as well as TPA’S, large self funded organizations and Taft-Hartley groups that self-administrate. ACS spent several years developing its business model, know-how, infrastructure, client base and provider base and until 2001, ACS focused on managing ancillary benefits in the Workers Compensation market. In early 2001, ACS expanded and refocused its business to address the management of ancillary benefits in the Group Health market. It launched its Group Health initiatives by marketing to healthcare networks such as TPAs and PPOs. As of the end of 2003, ACS began to focus its marketing efforts on the direct payor community. This is in alignment with the marketing focus for the Care Team Connect product line.

Patient Infosystems currently employs a sales and marketing staff of five persons to market its services. The Ancillary Network of ACS is marketed through one full time sales person and independent contractors providing additional commission salespersons. In addition, the senior members of Patient Infosystems’ management are actively engaged in marketing Patient Infosystems’ programs.

Patient Infosystems has agreements in place with several organizations to co-market Patient Infosystems’ products and services. These agreements are in place with Loge Group, LLC, formerly CBCA, Gilsbar, CHA Health and POMCO. All of these organizations provide third-party administrator services. These agreements permit either company to co-market and sub-contract for the services of the other company.

Competition

The market for health care information products and services is intensely competitive. Competitors vary in size and in scope and breadth of products and services offered, and Patient Infosystems competes with various companies in each of its disease target markets. Patient Infosystems’ competitors include specialty health care companies, health care information system and software vendors, health care management organizations, pharmaceutical companies and other service companies within the health care industry. Many of these competitors have substantial installed customer bases in the health care industry and the ability to fund significant product development and acquisition efforts. Patient Infosystems also competes against other companies that provide statistical and data management services, including clinical trial services to pharmaceutical companies.

Research and Development

Research and development expenses consist primarily of salaries, related benefits and administrative costs allocated to Patient Infosystems’ research and development personnel. These personnel are actively involved in the conversion of Patient Infosystems’ technology platform to a fully web-enabled design. Patient Infosystems’ research and development expenses were $130,332 or 0.8% of total revenues for the fiscal year ended December 31, 2004, $131,782, or 2.3% of total revenues and for the fiscal year ended December 31, 2003. Patient Infosystems anticipates that the amount spent on research and development will remain relatively constant in future periods as it continues its internal process to update its products.

Government Regulation

The health care industry is subject to extensive regulation by both the Federal and state governments. A number of states have extensive licensing and other regulatory requirements applicable to companies that provide health care services. Additionally, services provided to health benefit plans in certain cases are subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA").

Furthermore, state laws govern the confidentiality of patient information through statutes and regulations that safeguard privacy rights. In addition, on August 21, 1996 Congress passed the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), P.L. 104-191. This legislation required the Secretary of the Department of Health and Human Services to adopt national standards for electronic health transactions and the data elements used in such transactions. Patient Infosystems and its customers may be subject to Federal and state laws and regulations that govern financial and other arrangements among health care providers. Furthermore, Patient Infosystems and its customers may be subject to federal and state laws and regulations governing the submission of false healthcare claims to the government and private payers. Possible sanctions for violations of these laws and regulations include minimum civil penalties between $5,000-$10,000 for each false claim and treble damages.

Therefore, Patient Infosystems must continually adapt to changing regulations. If Patient Infosystems’ fails to comply with these applicable laws, Patient Infosystems may be subject to fines, civil penalties, or criminal prosecution.

Employees

As of March 15, 2005, Patient Infosystems had 145 full time and 29 part-time employees.

RISK FACTORS

Forward-Looking Statements

When used in this and in future filings by Patient Infosystems with the Securities and Exchange Commission, in Patient Infosystems’ press releases and in oral statements made with the approval of an authorized executive officer of Patient Infosystems, the words or phrases “will likely result,” “expects,” “plans,” “will continue,” “is anticipated,” “estimated,” “project,” or “outlook” or similar expressions (including confirmations by an authorized executive officer of Patient Infosystems of any such expressions made by a third party with respect to Patient Infosystems) are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Patient Infosystems wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Patient Infosystems has no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

An investment in Patient Infosystems’ common stock is speculative in nature and involves a high degree of risk. No investment in Patient Infosystems’ common stock should be made by any person who is not in a position to lose the entire amount of such investment.

Risks Related to the Business of Patient Infosystems

Working Capital Shortfalls; Urgent Need for Working Capital; Possible Cessation of Operations

Patient Infosystems has never earned a profit and has depended upon the over $30 million that Patient Infosystems has raised to date through its initial public offering, private placements of its equity securities and debt, to fund its working capital requirements. Patient Infosystems incurred an operating loss of approximately $2.6 million with a net loss of approximately $3.6 million for the year ended December 31, 2004 and had an approximate $1.9 million deficit in working capital and shareholders’ equity of approximately $5.4 million at December 31, 2004. As of December 31, 2004, Patient Infosystems had total liabilities of $11.5 million. Throughout 2004, Patient Infosystems’ has supported a wholly-owned subsidiary, American Caresource Holdings, Inc. (“ACS”) through the sale of Patient Infosystems' equity securities and debt. Existing working capital is expected to last at least through the end of 2005, and Patient Infosystems anticipates that it will be required to raise additional funds thereafter. As with any forward-looking projection, no assurances can be given concerning the outcome of Patient Infosystems’ actual financial status given the substantial uncertainties that exist. There can be no assurances that Patient Infosystems can raise either the required working capital through the sale of its securities or that Patient Infosystems can borrow the additional amounts needed. If it is unable to identify additional sources of capital, Patient Infosystems will likely be forced to curtail its operations or the operations of ACS. We plan to spin-off ACS to existing shareholders – see risk factor titled “The spin-off of ACS will result in reduced revenues and our share price may decline”.

History of Operating Losses; Continued Limited Patient Enrollment

Patient Infosystems has incurred losses in every quarter since its inception in February 1995. Patient Infosystems’ ability to operate profitably is dependent upon its ability to develop and market its products in an economically successful manner. To date, Patient Infosystems has been unable to do so. No assurances can be given that Patient Infosystems will be able to generate revenues or ever operate profitably in the future.

Patient Infosystems’ prospects must be considered in light of the numerous risks, expenses, delays and difficulties frequently encountered in an industry characterized by intense competition, as well as the risks inherent in the development of new programs and the commercialization of new services particularly given its failure to date to operate profitably. There can be no assurance that Patient Infosystems will achieve recurring revenue or profitability on a consistent basis, if at all.

Patient Infosystems currently has patients enrolled in its disease-specific programs. Through February 2005, an aggregate of approximately 765,000 persons are enrolled in Patient Infosystems’ programs. While Patient

Infosystems has been able to enroll a sufficient number of patients to cover the cost of its programs, it still has not been able to generate sufficient operational margin to achieve a net profit.

Significant Customer Concentration; Expected loss of significant customer rvenue

While at December 31, 2004 Patient Infosystems had more than twice as many customers as it had at December 31, 2003, there is still a significant concentration of Patient Infosystems’ business in a small number of customers, with Patient Infosystems’ most significant contract being with Institute for Healthcare Improvement ("IHI") and accounting for revenues of $5.3 million. The contract with IHI has never had a term of more than twelve months. The contract with IHI is due to renew on April 1, 2005, at which time Patient Infosystems anticipates that the revenue from this customer may decrease by as much as 45%. Park Place Entertainment which accounted for revenue of $622,067 in 2003 and $438,705 in 2004 and a smoking cessation program which accounted for revenue of $491,362 in 2003 and $415,579 in 2004 terminated their service agreements with Patient Infosystems effective December 31, 2004. Patient Infosystems expects that its sale of services will continue to be concentrated in a small number of customers for the foreseeable future. Consequently, the loss of any one of its customers could have a material adverse effect on Patient Infosystems and its operations. There can be no assurance that customers will maintain their agreements with Patient Infosystems, enroll a sufficient number of patients in the programs developed by Patient Infosystems for Patient Infosystems to achieve or maintain profitability, or that customers will renew their contracts upon expiration, or on terms favorable to, Patient Infosystems.

ACS’ five largest customers (including its non-continuing customers) account for approximately 91.4% of its revenues during 2004, (non-continuing customers amounted to 9.3%). In addition, ACS generally does not have long-term contracts with any of its customers. Significant declines in the level of use of ACS services by one or more of these customers could have a material adverse effect on ACS’ business and results of operations. Additionally, an adverse change in the financial condition of any of these customers, including an adverse change as a result of a change in governmental or private reimbursement programs, could have a material adverse effect on its business.

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

The spin-off of ACS will result in reduced revenues and our share price may decline

Patient Infosystems expects to distribute approximately 10,000,000 shares of ACS common stock to its stockholders in the form of a dividend and retain 1,000,000 shares. The distribution will occur as soon as practicable following the effectiveness of a registration statement that has been filed with the Securities and Exchange Commission on February 14, 2005. The record date for stockholders eligible to receive the distribution has not yet been established. Following the spin-off, ACS will be a new independent public company with its own management and board of directors. During the year ended December 31, 2004, ACS had revenue of approximately $6 million out of the Company's total revenue of $15.7 million. Although the business of ACS has operated at a loss, the spin-off of its operations will result in a reduction of business, revenue and diversity of operations to Patient Infosystems. As a result, it may be expected that, as a portion of the operations are spun-off to the stockholders of Patient Infosystems, there will be a reduction of the total value of and the share price of Patient Infosystems. In addition, to the extent that current stockholders of Patient Infosystems will become stockholders of ACS, no assurance can be given that, as it is operated independently, that its losses will not increase and that the relative value of its shares will not decline.

Uncertainty of Market Acceptance; Resistance by Customers; Limitations of Commercialization Strategy

In connection with the commercialization of Patient Infosystems’ health information system, Patient Infosystems is marketing services designed to link patients, health care providers and payors in order to provide specialized disease management services for targeted chronic diseases. However, at this time, services of this type have not gained general acceptance from Patient Infosystems’ customers. This is still perceived to be a new business concept in an industry characterized by an increasing number of market entrants who have introduced or are developing an array of new services. As is typical in the case of a new business concept, demand and market acceptance for newly introduced services are subject to a high level of uncertainty, and there can be no assurance as to the ultimate level of market acceptance for Patient Infosystems’ system, especially in the health care industry, in which the containment of costs is emphasized. Because of the subjective nature of patient compliance, Patient Infosystems may be unable, for an extensive period of time, to develop a significant amount of data to demonstrate to potential customers the effectiveness of its services. Even after such time, no assurance can be given that Patient Infosystems’ data and results will be convincing or determinative as to the success of its system. There can be no assurance that increased marketing efforts and the implementation of Patient Infosystems’ strategies will result in market acceptance for its services or that a market for Patient Infosystems’ services will develop or not be limited.

Dependence on Customers for Marketing and Patient Enrollment

Patient Infosystems has limited financial, personnel and other resources to undertake extensive marketing activities. One element of Patient Infosystems’ marketing strategy involves marketing specialized disease management programs to pharmaceutical companies and managed care organizations, with the intent that those customers will market the program to parties responsible for the payment of health care costs, who will enroll patients in the programs. Accordingly, Patient Infosystems, will to a degree, be dependent upon its customers, over whom it has no control, for the marketing and implementation of its programs and for the receipt of valid patient information. The timing and extent of patient enrollment is completely within the control of Patient Infosystems’ customers. Patient Infosystems has faced difficulty in receiving reliable patient information from certain customers, which has hampered its ability to complete certain of its projects. To the extent that an adequate number of patients are not enrolled in the program, or enrollment of initial patients by a customer is delayed for any reason, Patient Infosystems’ revenue may be insufficient to support its activities.

Terminability of Agreements

Patient Infosystems’ current services agreements with its customers generally automatically renew but may be terminated by those customers without cause upon notice of between 30 and 90 days. In general, customer contracts may include significant performance criteria and implementation schedules for Patient Infosystems. Failure to satisfy such criteria or meet such schedules could result in termination of the agreements.

Unpredictability of Patient Behavior May Affect Success of Programs

The ability of Patient Infosystems to monitor and modify patient behavior and to provide information to health care providers and payors, and consequently the success of Patient Infosystems’ disease management system, is dependent upon the accuracy of information received from patients. Patient Infosystems has not taken and does not expect that it will take, specific measures to determine the accuracy of information provided to Patient Infosystems by patients regarding their medical histories. No assurance can be given that the information provided to Patient Infosystems by patients will be accurate. To the extent that patients have chosen not to comply with prescribed treatments, such patients might provide inaccurate information to avoid detection. Because of the subjective nature of medical treatment, it will be difficult for Patient Infosystems to validate or confirm any such information. In the event that patients enrolled in Patient Infosystems’ programs provide inaccurate information to a significant degree, Patient Infosystems would be materially and adversely affected. Furthermore, there can be no assurance that patient interventions by Patient Infosystems will be successful in modifying patient behavior, improving patient health or reducing costs in any given case. Many potential customers may seek data from Patient Infosystems with respect to the results of its programs prior to retaining it to develop new disease management or other health information programs. Patient Infosystems’ ability to market its system to new customers may be limited if it is unable to demonstrate successful results for its programs.

Substantial Fluctuation in Quarterly Operating Results

Patient Infosystems’ results of operations have fluctuated significantly from quarter to quarter as a result of a number of factors, including the volume and timing of sales and the rate at which customers implement disease management and other health information programs within their patient populations. Accordingly, Patient Infosystems’ future operating results are likely to be subject to variability from quarter to quarter and could be adversely affected in any particular quarter.

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

Quality Control

Patient Infosystems has developed quality control measures designed to insure that information obtained from patients is accurately transcribed, that reports covering each patient contact are delivered to health care providers and patients and that Patient Infosystems’ personnel and technologies are interacting appropriately with patients and health care providers. Quality control systems include random monitoring of telephone calls, patient surveys to confirm patient participation and effectiveness of the particular program, and supervisory reviews of telephone agents.

Control of Patient Infosystems

The executive officers, directors and certain stockholders of Patient Infosystems who beneficially own in the aggregate approximately 62% of the outstanding common stock control Patient Infosystems. As a result of such ownership, these stockholders, in the event they act in concert, will have control over the management policies of Patient Infosystems and all matters requiring approval by the stockholders of Patient Infosystems, including the election of directors.

Potential Liability and Insurance

Patient Infosystems will provide information to health care providers and managed care organizations upon which determinations affecting medical care will be made. As a result, it could share in potential liabilities for resulting adverse medical consequences to patients. In addition, Patient Infosystems could have potential legal liability in the event it fails to record or disseminate correctly patient information. Patient Infosystems maintains an errors and omissions insurance policy with coverage of $5 million in the aggregate and per occurrence. Although Patient Infosystems does not believe that it will directly engage in the practice of medicine or direct delivery of medical services and has not been a party to any such litigation, it maintains a professional liability policy with coverage of $5 million in the aggregate and per occurrence. There can be no assurance that Patient Infosystems’ procedures for limiting liability have been or will be effective, that Patient Infosystems will not be subject to litigation that may adversely affect Patient Infosystems’ results of operations, that appropriate insurance will be available to it in the future at acceptable cost or at all or that any insurance maintained by Patient Infosystems will cover, as to scope or amount, any claims that may be made against Patient Infosystems.

Intellectual Property

Patient Infosystems considers its methodologies, processes and know-how to be proprietary. Patient Infosystems seeks to protect its proprietary information through confidentiality agreements with its employees. Patient Infosystems’ policy is to have employees enter into confidentiality agreements that contain provisions prohibiting the disclosure of confidential information to anyone outside Patient Infosystems. In addition, the policy requires employees to acknowledge, and, if requested, assist in confirming Patient Infosystems’ ownership of any new ideas, developments, discoveries or inventions conceived during employment, and requires assignment to Patient Infosystems of proprietary rights to such matters that are related to Patient Infosystems’ business.

Risks Related to the Business of American Caresource

ACS’ History of Operating Losses

ACS has incurred losses since its inception. In addition, American CareSource Corporation, from whom Patient Infosystems purchased ACS’ assets, had not, since its inception, operated profitability.

In addition, during the end of 2003 and early 2004, Pinnacol Assurance and one of its other customers which in the aggregate accounted for over 51% of the revenues of American CareSource Corporation during the fiscal year ended December 31, 2003 terminated their relationships with ACS. Revenue from the terminated relationships were approximately $566,000 in 2004. The termination of these contracts resulted in a significant reduction of ACS’ revenues in 2004. Although a variety of reasons may be provided for the termination of each of the customer agreements, the termination of such an extensive amount of customer business may reflect a substantial level of customer dissatisfaction with the services provided by ACS. No assurance can be given that more customers will not terminate their relationships with ACS. In addition, ACS generally does not have long-term contracts with its other customers. Significant declines in the level of use of ACS’ services by one or more of its remaining customers could have a material adverse effect on ACS’ business and results of operations. Additionally, an adverse change in the financial condition of any of these customers, including an adverse change as a result of a change in governmental or private reimbursement programs, could have a material adverse effect on its business.

ACS faces working capital shortfalls and has an urgent need for working capital

ACS and American CareSource Corporation have never earned profits. In addition, ACS’ operations have been supported substantially by the provision of working capital by Patient Infosystems. ACS will need continued funding in order to maintain its operations. After ACS becomes independent of Patient Infosystems there can be no assurance that ACS will be able to obtain additional sources of funds, or that such funds will be available on terms favorable to ACS. In addition, ACS must incur costs associated with capital expenditures to systemize operations. There can be no assurance that ACS will have sufficient funds for such capital expenditures.

ACS is dependent on payments from third party payors

The profitability of ACS will depend on payments provided by third-party payors. Competition for patients, efforts by traditional third-party payors to contain or reduce healthcare costs and the increasing influence of managed care payors such as health maintenance organizations in recent years have resulted in reduced rates of reimbursement. If these trends continue, they could adversely affect ACS’ results of operations unless ACS can implement measures to offset the loss of revenues and decreased profitability. In addition, changes in reimbursement policies of private and governmental third-party payors, including policies relating to the Medicare and Medicaid programs, could reduce the amounts reimbursed to these customers for ACS’ services and consequently, the amount these customers would be willing to pay for the services.

ACS is dependent upon discounted rates made available by ancillary service providers

ACS obtains revenue from cost savings that it is able to receive from the ancillary service providers and pass on to customers. Should the ancillary service providers not continue to provide a discount to ACS, ACS will be unable to recognize any gain from the sale of services to payors or networks. If ACS is unable to recognize these margins, it will be unable to continue its business as it is currently conducted.

The continued services and leadership of ACS’ senior management is critical to its ability to maintain growth and any loss of key personnel could adversely affect its business

The future of the business of ACS depends to a significant degree on the skills and efforts of its senior executives. If ACS loses the services of any of these senior executives, and especially if any of these executives joins a competitor or forms a competing company, ACS’ business and financial performance could be seriously harmed.

ACS’ future growth depends on successful hiring and retention of skilled personnel

The future growth of ACS’ business depends on successful hiring and retention of skilled personnel ,including a Chief Financial Officer, and ACS may be unable to hire and retain the skilled personnel it needs to succeed. Qualified personnel are in great demand throughout the healthcare industry. The failure of ACS to attract and retain sufficient skilled personnel may limit the rate at which its business can grow, which will harm its financial performance.

ACS is dependent upon data processing capabilities and telecommunications

The business of ACS is dependent upon its ability to store, retrieve, process and manage data and to maintain and upgrade its data processing capabilities. Interruption of data processing capabilities for any extended length of time, loss of stored data, programming errors, other computer problems or interruptions of telephone service could have a material adverse effect on its business.

Any inability to adequately protect its intellectual property could harm ACS’ competitive position

ACS considers its methodologies, processes and know-how to be proprietary. ACS seeks to protect its proprietary information through confidentiality agreements with its employees. ACS’ policy is to have employees enter into confidentiality agreements containing provisions prohibiting the disclosure of confidential information to anyone outside of ACS, requiring employees to acknowledge, and, if requested, assist in confirming ACS’ ownership of new ideas, developments, discoveries or inventions conceived during employment, and requiring assignment to ACS of proprietary rights to such matters that are related to ACS’ business. There can be no assurance that the steps taken by ACS to protect its intellectual property will be successful. If ACS does not adequately protect its intellectual property, competitors may be able to use its technologies and erode or negate its competitive advantage.

Risks Related to Our Industry

Changes in state and federal regulations could restrict ACS’ ability to conduct its business

Numerous state and federal laws and regulations affect ACS’ business and operations. These laws and regulations include, but are not necessarily limited to:

•	healthcare fraud and abuse laws and regulations, which prohibit illegal referral and other payments;
•	Employee Retirement Income Security Act of 1974 and related regulations, which regulate many healthcare plans;
•	mail pharmacy laws and regulations;
•	privacy and confidentiality laws and regulations;
•	consumer protection laws and regulations;
•	legislation imposing benefit plan design restrictions;
•	various licensure laws, such as managed care and third party administrator licensure laws;
•	drug pricing legislation; and
•	Medicare and Medicaid reimbursement regulations.

ACS believes it is operating its business in substantial compliance with all existing legal requirements material to the operation of its business. There are, however, significant uncertainties regarding the application of many of these legal requirements to its business, and there cannot be any assurance that a regulatory agency charged with enforcement of any of these laws or regulations will not interpret them differently or, if there is an enforcement action, that ACS’ interpretation would prevail. In addition, there are numerous proposed healthcare laws and regulations at the federal and state levels, many of which could materially affect ACS’ ability to conduct its business or adversely affect its results of operations.

For example, the State of Texas requires state funded workers compensation claims to be paid directly to the provider of services. This regulation may restrict the ability of ACS to perform and expand its services related to workers compensation claims in Texas. ACS’ ability to perform and expand its services related to workers compensation claims may be further limited to the extent other states enact regulations similar to that of Texas.

Government Regulation

The health care industry, including the current business of Patient Infosystems and the expanded operations of Patient Infosystems, including the business of ACS, is subject to extensive regulation by both the Federal and state governments. A number of states have extensive licensing and other regulatory requirements applicable to companies that provide health care services. Additionally, services provided to health benefit plans in certain cases are subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA") and may be affected by other state and Federal statutes. Generally, state laws prohibit the practice of medicine and nursing without a license. Many states interpret the practice of nursing to include health teaching, health counseling, the provision of care supportive to, or restorative of, life and well being and the execution of medical regimens prescribed by a physician. Accordingly, to the extent that Patient Infosystems assists providers in improving patient compliance by publishing educational materials or providing behavior modification training to patients, such activities could be deemed by a state to be the practice of medicine or nursing. Although Patient Infosystems has not conducted a survey of the applicable law in all 50 states, it believes that it is not engaged in the practice of medicine or nursing. There can be no assurance, however, that Patient Infosystems’ operations will not be challenged as constituting the unlicensed practice of medicine or nursing. If such a challenge were made successfully in any state, Patient Infosystems could be subject to civil and criminal penalties under such state's law and could be required to restructure its contractual arrangements in that state. Such results or the inability to successfully restructure its contractual arrangements, could have a material adverse effect on Patient Infosystems.

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

In addition, on August 21, 1996 Congress passed the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), P.L. 104-191. This legislation required the Secretary of the Department of Health and Human Services to adopt national standards for electronic health transactions and the data elements used in such transactions. The Secretary is required to adopt safeguards to ensure the integrity and confidentiality of such health information. Violation of the standards is punishable by fines and, in the case of negligent or intentional disclosure of individually identifiable health information, imprisonment. The Secretary has promulgated final rules addressing the standards, however, the implementation time line extends into 2003 and beyond. Although Patient Infosystems intends to comply with all applicable laws and regulations regarding medical information privacy, failure to do so could have an adverse effect on Patient Infosystems’ business.

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

Regulation in the health care field is constantly evolving. Patient Infosystems is unable to predict what government regulations, if any, affecting its business may be promulgated in the future. Patient Infosystems’ business could be adversely affected by the failure to obtain required licenses and governmental approvals, comply with applicable regulations or comply with existing or future laws, rules or regulations or their interpretations.

Competition

The market for health care information products and services is intensely competitive and we expect this competition to increase. Patient Infosystems competes with various companies in each of its disease target markets. Many of Patient Infosystems’ competitors have significantly greater financial, technical, product development and marketing resources than Patient Infosystems. Furthermore, other major information, pharmaceutical and health care companies not presently offering disease management or other health care information services may enter the markets in which Patient Infosystems intends to compete. In addition, with sufficient financial and other resources, many of these competitors may provide services similar to those of Patient Infosystems without substantial barriers. Patient Infosystems does not possess any patents with respect to its integrated information capture and delivery system.

Patient Infosystems’ competitors include specialty health care companies, health care information system and software vendors, health care management organizations, pharmaceutical companies and other service companies within the health care industry. Many of these competitors have substantial installed customer bases in the health care industry and the ability to fund significant product development and acquisition efforts. Patient Infosystems also competes against other companies that provide statistical and data management services, including clinical trial services to pharmaceutical companies.

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

Competition in the pharmacy benefits management industry could reduce ACS’ profit margins

Pharmacy benefit management companies (“PBMs”) are actual or potential competitors of ACS. These companies include well-established companies which may have greater financial, marketing and technological resources than ACS, such as Merck-Medco, Express Scripts, Advance PCS and Caremark Rx. Competition in the marketplace has caused many PBMs to reduce the prices charged to clients for core services and share a larger portion of the formulary fees and related revenues received from drug manufacturers with clients. Increased price competition could reduce ACS’ profit margins and have a material adverse effect on its results of operations.

There are limited barriers to entry into the ancillary services market

Although ACS is not aware of any organization or company that currently provides similar ancillary services management, there are limited barriers to entry into the ancillary services management market. Major benefit management companies and healthcare companies not presently offering ancillary services management may decide to enter the market. These companies may have greater financial, marketing and other resources than ACS. Competition from other companies may have a material adverse effect on ACS’ financial condition and results of operations.

Significant and Extensive Changes in the Health Care Industry

The health care industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of health care industry participants. Several lawmakers have announced that they intend to propose programs to reform the U.S. health care system. These programs may contain proposals to increase governmental involvement in health care, lower reimbursement rates and otherwise change the operating environment for Patient Infosystems and its targeted customers. Health care industry participants may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring certain expenditures, including those for Patient Infosystems’ programs. Patient Infosystems cannot predict what impact, if any, such changes in the health care industry might have on its business, financial condition and results of operations. In addition, many health care providers are consolidating to create larger health care delivery enterprises with greater regional market power. As a result, the remaining enterprises could have greater bargaining power, which may lead to price erosion of Patient Infosystems’ programs. The failure of Patient Infosystems to maintain adequate price levels could have a material adverse effect on its business.

In recent years, the healthcare industry has undergone significant change driven by various efforts to reduce costs, including potential national healthcare reform, trends toward managed care, cuts in Medicare reimbursements, and horizontal and vertical consolidation within the healthcare industry. ACS’ inability to react effectively to these and other changes in the healthcare industry could adversely affect its operating results. ACS cannot predict whether any healthcare reform efforts will be enacted and what effect any such reforms may have on ACS or its customers. The inability of ACS to react effectively to changes in the healthcare industry may result in a material adverse effect on its business.

Efforts to reduce healthcare costs and alter healthcare financing practices could adversely affect ACS’ business

ACS’ business is designed to compete within the current structure of the U.S. healthcare system. Changing political, economic and regulatory influences may affect healthcare financing and reimbursement practices. If the current healthcare financing and reimbursement system changes significantly, ACS’ business could be materially adversely affected. Proposed changes to the U.S. healthcare system may increase governmental involvement in healthcare and ancillary health services, and otherwise change the way payors, networks and providers do business. Healthcare organizations may react to these proposals and the uncertainty surrounding them by reducing or delaying purchases of cost control mechanisms and related services that ACS provides. Other legislative or market-driven changes in the healthcare system that ACS cannot anticipate could also materially adversely affect ACS’ business.

Risks Related to Our Securities

The market price of our common stock may be highly volatile.

The market price of our common stock has been and will likely continue to be highly volatile. From the date trading of our common stock commenced until March 22, 2005, the range of our stock price has been between $114.00 and $0.48, after giving effect to the 1 for 12 reverse stock split which became effective on January 9, 2004. Factors including announcements of technological innovations by us or other companies, regulatory matters, new or existing products or procedures, concerns about our financial position, operating results, government regulation, or developments or disputes relating to agreements or proprietary rights may have a significant impact on the market price of our stock. In addition, potential dilutive effects of future sales of shares of common stock by us, our stockholders, or the holders of warrants and options, could have an adverse effect on the price of our common stock.

A large number of shares of our common stock may be sold in the market, which may depress the market price of our common stock.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales might occur, could materially and adversely affect the market price of our common stock or our future ability to raise capital through an offering of our equity securities. As of March 22, 2005 we had an aggregate of 9,743,600 shares of our common stock outstanding. If all vested options and warrants currently outstanding to purchase shares of our common stock and conversion rights of the outstanding convertible preferred stock are exercised, there will be approximately 21,000,000 shares of common stock outstanding. Of the outstanding shares, up to 9,743,600 shares are freely tradable without restriction or further registration under the Securities Act, unless the shares are held by one of our "affiliates" as such term is defined in Rule 144 of the Securities Act. The remaining shares may be sold only pursuant to a registration statement under the Securities Act or an exemption from the registration requirements of the Securities Act. The sale and distribution of these shares may cause a decline in the market price of our common stock.

Our common stock qualifies as a "penny stock" under SEC rules which may make it more difficult for our stockholders to resell their shares of our common stock.

Our common stock trades on the OTC Bulletin Board. As a result, the holders of our common stock may find it more difficult to obtain accurate quotations concerning the market value of the stock. Stockholders also may experience greater difficulties in attempting to sell the stock than if it were listed on a stock exchange or quoted on the Nasdaq National Market or the Nasdaq Small-Cap Market. Because our common stock does not trade on a stock exchange or on the Nasdaq National Market or the Nasdaq Small-Cap Market, and the market price of the common stock is less than $5.00 per share, the common stock qualifies as a "penny stock." SEC Rule 15g-9 under the Securities Exchange Act of 1934 imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination on the appropriateness of investments in penny stocks for the customer and must make special disclosures to the customer concerning the risks of penny stocks. Application of the penny stock rules to our common stock could adversely affect the market liquidity of the shares, which in turn may affect the ability of holders of our common stock to resell the stock.

Item 2.	Description of Properties.

Patient Infosystems’ executive and corporate offices are located in Rochester, New York in approximately 6,500 square feet of leased office space. American Caresource Holdings, Inc., a subsidiary of Patient Infosystems, leases 10,000 square feet of office space in Irving, Texas and 7,500 square feet of office space in Pittsboro, Indiana. CBCA Care Management, Inc., as a subsidiary of the Patient Infosystems, leases 6,600 square feet of office space in Dallas, Texas and 6,400 square feet of office space in Las Vegas, Nevada. These operating leases expire at various times between June 30, 2005 and July 31, 2008. Patient Infosystems expects to either extend those leases that expire during 2005 for a minimum of 12 months or lease new facilities at the end of such expiring lease.

Patient Infosystems believes its offices are suitable to meet its current needs.

Item 3.	Legal Proceedings.

A former employee of American Caresource Corporation filed a lawsuit on June 16, 2004 entitled Schrier v. American Caresource Corporation, (Ind. Superior Ct.), alleging that she was terminated on February 5, 2003 in retaliation for refusing to engage in illegal conduct.  She alleges that American Caresource Corporation engaged in various activities that would have constituted violations of agreements with customers, various laws, rules and regulations and would have resulted in inaccurate financial information being provided to Patient Infosystems in connection with the acquisition transaction.  The plaintiff has demanded damages of $123,000.  We have conducted a preliminary investigation into the allegations and ACS and Patient Infosystems intends to contest the plaintiff's claims vigorously.

Item 4.	Submission of Matters to a Vote of Security Holders.

On December 23, 2004, Patient Infosystems held an annual meeting of its stockholders to vote on the following proposals:

1.

At the 2004 Annual Meeting, six directors were elected to hold office for a term expiring at the next Annual Meeting. Each director was elected to serve until a successor is elected and qualified or until the director’s earlier resignation or removal. The Board nominated Edward B. Berger, Robert M. Kaufman, Donald R. Ryan, Derace L. Schaffer, Roger L. Chaufournier and John Pappajohn to fill these positions.

Vote results, Proposal 1:

For	Against	Abstain
14,340,928	-	60,834

This proposal was approved by the majority of shares voted.

2.

Patient Infosystems' stockholders were asked to approve the Third Amended and Restated Stock Option Plan of Patient Infosystems which (i) expanded the class of eligible participants to include nominees to the Board of Directors of Patient Infosystems and consultants engaged by Patient Infosystems and (ii) increased from 36,000 to 50,000 the number of shares of Common Stock underlying the one-time grant of a Non-Qualified Option to which non-employee directors or non-employee nominees of the Board of Directors may be entitled.

Vote results, Proposal 2:

For	Against	Abstain
12,826,616	26,733	60,937

This proposal was approved by the majority of shares voted.

3.

On April 28, 2004, the Board of Directors of Patient Infosystems appointed McGladrey & Pullen LLP as its independent certified public accountants for the fiscal year ending December 31, 2004. Although the appointment of auditors is not required to be submitted to a vote of stockholders, the Board of Directors believed that it was appropriate as a matter of policy to request that the stockholders ratify the appointment.

Vote results, Proposal 3:

For	Against	Abstain
14,340,917	-	60,842

This proposal was ratified by the majority of shares voted.

PART II

Item 5. Market Price for Registrant’s Common Equity and Related Stockholder Matters.

(a) Market Information

Patient Infosystems’ common stock is traded on the Over-the-Counter Bulletin Board (the “OTC Bulletin Board”) under the symbol PATY. The following table sets forth, for the periods indicated, the range of high and low bid quotations for Patient Infosystems’ common stock as quoted on the OTC Bulletin Board. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions. Prices set forth below have been adjusted to give effect to the one for twelve reverse stock split which was approved by the stockholders on December 31, 2003.

	High	Low
2003
First Quarter	$3.12	$1.68
Second Quarter	$3.00	$0.96
Third Quarter	$3.00	$0.96
Fourth Quarter	$4.08	$1.32

2004
First Quarter	$6.00	$1.44
Second Quarter	$5.50	$2.00
Third Quarter	$3.60	$1.32
Fourth Quarter	$3.94	$1.66

(b) Holders

The approximate number of record holders of Patient Infosystems’ common stock as of February 28, 2005 is 141. The approximate number of beneficial owners is in excess of 750.

(c) Dividends

Patient Infosystems has not declared cash dividends on its common stock.

Patient Infosystems is obligated to declare 9% cumulative dividends on its Series C Cumulative Convertible Preferred Stock that was issued on March 31, 2000 and its Series D Cumulative Convertible Preferred Stock that was issued between April 2003 and January 2004.

(d) Securities authorized for issuance under equity compensation plans

Equity Compensation Plan Information

	Number of securities to be issued upon the exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(c))
Equity compensation plans approved by securities holders	1,832,644	$2.68	1,645,350
Equity compensation plans not approved by securities holders	1,663,450	$1.53	-
Total	3,496,094	$2.13	1,645,350

(e) Recent sales of unregistered securities

During the year ended December 31, 2004, Patient Infosystems issued 4,427,713 shares of its common stock and 10,018 shares of its Series D Convertible Preferred Stock to certain investors for $7,471,289, which consisted of $7,263,200 of working capital, forgiveness of $53,180 of accrued interest payable, forgiveness of $26,659 of debt and payment of $128,250 of services. Patient Infosystems incurred $579,106 of costs directly attributable to the sale of its common stock.

During the year ended December 31, 2004, of the shares issued above, 72,125 shares were issued as payment of $128,250 in expenses related to the sale of common stock and issued warrants to placement agents to purchase 118,450 shares of its common stock at exercise prices between $1.68 and $2.75 per share. These warrants were assigned an aggregate fair market value of $311,663 using a Black-Scholes valuation method.

Of the warrants to purchase 118,450 shares of Patient Infosystems' common stock, the issuance of warrants to purchase 12,500 shares, assigned a value of $22,750, resulted in an additional expense related to the purchase of substantially all the assets of and assumption of liabilities from American Caresource Corporation on December 31, 2003. Accordingly, goodwill related to this acquisition was increased by $22,750.

Between April 2003 and January 2004, Patient Infosystems issued 840,118 shares of Series D 9% Cumulative Convertible Preferred Stock (“Series D Preferred Stock”) under the terms of the Note and Stock Purchase Agreement dated April 11, 2003 and amended on September 10, 2003. There was no placement agent and no commissions were paid to any party. These shares can be converted into common stock at a rate of 10 shares of common stock to 1 share of Series D Preferred Stock. Each share of Series D Preferred Stock has voting rights equivalent to 10 shares of common stock. John Pappajohn and Derace Schaffer, members of the Board of Directors of Patient Infosystems, held 424,233 and 5,318 shares of Series D Preferred Stock respectively. There was no placement agent and no commissions were paid to any party. The proceeds from this issuance have been used to repay debt and support the operations of Patient Infosystems’ subsidiary, American Caresource Holdings, Inc.

On December 31, 2003, $4,482,500 in debt and $438,099 of accrued interest owed to Mr. Pappajohn and Dr. Schaffer was converted into 2,928,986 shares of Patient Infosystems’ common stock, adjusted for the 1 for 12 reverse stock split that was approved by the shareholders on December 31, 2003. This debt conversion transaction could not occur until the stockholders of Patient Infosystems approved the amendment to the Certificate of Incorporation authorizing sufficient capital stock on December 31, 2003. The shares were issued to accredited investors under an exemption from registration pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933. There was no placement agent and no commissions were paid to any party. A date for a meeting of the stockholders of Patient Infosystems has not yet been established.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis provides a review of Patient Infosystems’ operating results for the fiscal years ended December 31, 2004 and its financial condition at December 31, 2004. The focus of this review is on the underlying business reasons for significant changes and trends affecting the revenues, net losses and financial condition of Patient Infosystems. This review should be read in conjunction with the accompanying consolidated financial statements.

In an effort to give investors a well-rounded view of Patient Infosystems’ current condition and future opportunities, this Annual Report on Form 10-KSB includes forecasts by Patient Infosystems’ management about future performance and results. Because they are forward-looking, these forecasts involve uncertainties. They include risks of market acceptance of, or preference for, Patient Infosystems’ systems and services, competitive forces, the impact of, and changes in, government regulations, general economic factors in the healthcare industry, and other factors discussed in Patient Infosystems’ filings with the Securities and Exchange Commission.

Overview

Patient Infosystems was formed in 1995, and enrolled patients in its first disease management program and began substantial patient contacts during 1998. Also in 1998, Patient Infosystems expanded its offered products to include demand management and health related surveys.

On September 22, 2004, Patient Infosystems acquired all the outstanding equity of CBCA Care Management, Inc. ("CMI") for a total purchase price of $7,293,959 which included (1) $7,100,000 in cash and (2) direct expenses of $193,959. In connection with this acquisition, Patient Infosystems increased its line of credit with Wells Fargo Bank, N.A. by $4,000,000. CMI provides case and utilization management services primarily to self insured employers and health and well fare funds. Patient Infosystems has sold case and utilization management services since 2000 and until 2004 outsourced the operations to CMI. Patient Infosystems intends to continue to market case and utilization management services.

The results of operations for the year ended December 31, 2004 include the results of operations of CMI only for the period beginning September 22, 2004. Patient Infosystems acquired CMI assets of $781,221 and assumed $242,059 of liabilities. During 2005, Patient Infosystems will complete an independent valuation of the identifiable intangible assets acquired and any changes to the estimated amounts will be offset by a corresponding change in goodwill.

On December 31, 2003, Patient Infosystems acquired substantially all the assets and liabilities of American Caresource Corporation in exchange for 1,100,000 shares of Patient Infosystems common stock. Patient Infosystems created a wholly-owned subsidiary, American Caresource Holdings, Inc. (“ACS”), a Delaware corporation, and assigned the acquired assets and liabilities to this subsidiary, net of certain amounts which represented borrowings between Patient Infosystems and American Caresource Corporation. ACS enters into agreements with the providers of ancillary services pursuant to which ACS provides administrative services for its contracted providers, including patient scheduling services, call center services, payor contracting services, and billing and collection services. ACS also enters into agreements with preferred provider organizations (“PPOs”), third party administrators (“TPAs”), workers compensation benefits administrators, utilization review companies, case management companies and other healthcare networks pursuant to which ACS provides ancillary benefits management services for these payor clients.

Because the acquisition of assets and the operations of ACS occurred on December 31, 2003, the 2003 consolidated statement of operations of Patient Infosystems does not include any ACS operational results, the 2004 consolidated statement of operations of Patient Infosystems includes a full 12 months of ACS operations. Patient Infosystems acquired ACS assets of $3,005,132 and assumed $2,368,327 of liabilities. During 2004, Patient Infosystems received an independent valuation of the identifiable intangible assets acquired of $2,348,565. The change in valuation was offset by a corresponding change in goodwill.

ACS recognizes revenues for ancillary services when services by providers have been authorized and performed and collections from payors are reasonably assured. Patient claims revenues are recognized by ACS as services are provided. Cost of revenues for ancillary services consist of expenses due to providers for providing patient services and ACS’ related direct labor and overhead of processing invoices, collections and payments. ACS is not liable for costs incurred by independent contract service providers until payment is received by ACS from the payors. ACS recognizes actual or estimated liabilities to independent contract service providers as the related revenues are recognized. Patient claim costs of revenue consist of amounts due the providers as well as ACS’ direct labor and overhead to administer the patient claims. ACS’ working capital shortfall is currently being funded by Patient Infosystems. ACS has never operated at a profit, and will require significant growth in either claims volume from existing contracts, new contracts or both in order to generate sufficient operational margin to become profitable. No assurances can be given that sufficient sources of new revenue will be identified and other sources of capital may have to be secured by ACS to support these operations. If ACS in unable to generate enough working capital either from its own operations or through the sale of its equity securities, ACS may be required to curtail or cease operations.

In connection with the spin-off of ACS, Patient Infosystems expects to distribute to its shareholders approximately 10,000,000 shares of ACS common stock to Patient Infosystems shareholders and retain 1,000,000 shares. The distribution will occur as soon as practicable following the effectiveness of a registration statement filed by ACS with the Securities and Exchange Commission and will be in the form of a dividend to the stockholders of Patient Infosystems. Patient Infosystems intends to distribute one share of common stock of ACS for every two shares of Patient Infosystems common stock and one share for every two shares of common stock issuable upon the conversion of the preferred stock owned as of the record date. The record date for stockholders eligible to receive the distribution has not yet been established. Following the spin-off, ACS will be a new independent public company with its own management and board of directors.

Patient Infosystems currently has patients enrolled in more than 30 of its disease-specific, demand management or survey programs. As of February 2005, an aggregate of over 763,000 persons are enrolled or participated in Patient Infosystems’ programs. Patient Infosystems has never been able to enroll a sufficient number of patients to cover the administrative cost of the business. The enrollment of patients in Patient Infosystems’ programs has been limited by several factors, including the limited ability of clients to provide Patient Infosystems with accurate information with respect to the specific patient populations and coding errors that necessitated extensive labor-intensive data processing prior to program implementation.

In response to these market dynamics, Patient Infosystems has taken several tactical and strategic steps including, formal designation of internal personnel at customer sites to assist clients with implementation; closer integration of Patient Infosystems’ systems personnel with clients to facilitate accurate data transfers; promotion of a broader product line to enable clients to enter Patient Infosystems’ disease management programs through a variety of channels; fully integrating demand, disease and case management services to facilitate internal mechanisms for patient referrals and providing the customers access and control over their patients’ confidential information through targeted use of Internet technology. The clinical design of the programs has been refined to enable participation through mail only, retaining those patients who previously would have been unable to participate because of missing or inaccurate telephone contact information. Patient Infosystems’ demand management services and surveys (general health and disease-specific), can also provide mechanisms for enrollment into Patient Infosystems’ disease management programs. Patient Infosystems continues to develop capabilities or relationships that will enable its customers to more effectively leverage the data stored in their legacy systems. Nevertheless, no assurance can be given that Patient Infosystems’ efforts will succeed in increasing patient enrollment in its programs.

Patient Infosystems has entered into service agreements to develop, implement and operate programs for: (i) patients who have recently experienced certain cardiovascular events; (ii) patients who have been diagnosed with primary congestive heart failure; (iii) patients suffering from asthma; (iv) patients suffering from diabetes, (v) patients who are suffering from hypertension, (vi) demand management, which provides access to nurses, (vii) case and utilization management services provided by a third party, (viii) various survey initiatives which assess, among other things, satisfaction, compliance of providers or payors to national standards, health status or risk of specific health related events and (ix) the performance of specific administrative and management functions on behalf of a customer. These contracts provide for fees paid by its customers based upon the number of patients participating in each of its programs, as well as initial program implementation and set-up fees from customers. To the extent that Patient Infosystems has had limited enrollment of patients in its programs, Patient Infosystems’ operations revenue has been, and may continue to be, limited.

Patient Infosystems’ contracts typically call for a fee to be paid by the customer for each patient enrolled for a series of program services, require payment for services incrementally as they are delivered or require payment of a fixed fee per patient or member each month for bundled program services. The timing of customer payments for the delivery of program services varies by contract. Revenues from program operations are recognized ratably as the program services are delivered. The amount of the per patient fee varies from program to program depending upon the number of patient contacts required, the complexity of the interventions, the cost of the resources used and the detail of the reports generated.

Patient Infosystems’ administration and management services cover a predefined set of deliverables and responsibilities undertaken on behalf of the customer. The customer pays for these services on a monthly basis and Patient Infosystems recognizes revenue each month based upon the services provided. During the year ended December 31, 2004, revenues received for administrative and management services were the most significant source of revenue. The services included: assisting organizations with the development of clinical registries used to increase effective management of patients with chronic disease. Patient Infosystems is supporting the development, including project management and implementation, of a patient registry for federally qualified health centers, through a national initiative known as the Health Disparities Collaboratives. The contract for these services is renewed annually. No assurances can be given that Patient Infosystems will be able to retain his source of revenue at its current level if at all.

Patient Infosystems will recognize additional revenue during 2005 as a result of its acquisition of CMI. Patient Infosystems has resold CMI services since 2000, but with the acquisition of CMI, Patient Infosystems now has revenue from more than 100 clients of CMI which Patient Infosystems had previously not had any relationship. In addition, Patient Infosystems has developed reselling relationships with three other third party healthcare benefits administrators to widen our exposure to the self insured employer marketplace.

The sales cycle for Patient Infosystems may be extensive from initial contact to contract execution. During these periods, Patient Infosystems may expend substantial time, effort and funds to prepare a contract proposal and negotiate the contract. Patient Infosystems may be unable to consummate a commercial relationship after the expenditure of such time, effort and financial resources.

During 2004, the pressure of working capital shortfalls eased for Patient Infosystems. Patient Infosystems segment had an operating profit of approximately $200,000 during 2004. During 2003 and 2004 Patient Infosystems raised an aggregate of $5.1 million of working capital, through the sale of its equity securities. These additional funds, with our credit line, are being used to provide working capital for ACS. Patient Infosystems and ACS continue to incur losses and must identify substantial additional capital to sustain operations. ACS' working capital shortfall is currently being funded by Patient Infosystems. There can be no assurances given that, during the next 12 months, Patient Infosystems can raise either the required working capital through the sale of its securities or that Patient Infosystems can borrow the additional amounts needed. In such instance, if Patient Infosystems is unable to identify any additional sources of capital, it will likely be forced to curtail or cease its operations or the operations of ACS.

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

To assist the reader’s understanding of the results of operations, each of Patient Infosystems' segments, Patient Infosystems and American Caresource, will be presented separately using the segmented statement of operations provided below. Where indicated, the pro forma results of American Caresource Holdings, Inc. ("ACS") and CBCA Care Management, Inc. ("CMI") from the period prior to their acquisition are included for comparative purposes. The results of operation of CMI from September 22, 2004 through December 31, 2004, has been included with results of operations of the Patient Infosystems Segment and, on a pro forma basis, the full year of CMI operations have been included in the pro forma results of operations as if they had been acquired on January 1 of the relevant year.

Patient Infosystems Segment Information

Patient Infosystems segment consists of the operational results of Patient Infosystems' case, demand, disease and utilization management, along with the provider improvement services.

Patient Infosystems segment statement of operations for the years ended December 31,
	2004	2003	2004	2003
			pro forma	pro forma
Revenue	$ 9,699,325	$ 5,687,293	$ 15,135,334	$ 12,525,267

Cost of goods	6,688,532	4,162,759	10,536,387	8,882,424
Selling, general and administrative	2,810,931	2,151,541	3,725,577	3,320,054
Operational profit (loss)	199,862	(627,007)	873,370	322,789

Other	934,932	2,750,954	1,472,232	3,035,602
Net loss	$ (735,070)	$ (3,377,961)	$ (598,862)	$ (2,712,813)

Revenues

Revenues are comprised of revenues from disease and demand management fees, case and utilization management fees provider improvement fees and other fees. Revenues increased 71% to $9,699,325 for the fiscal year ended December 31, 2004 from $5,687,293 for the fiscal year ended December 31, 2003. On a pro forma basis giving effect to the acquisition of CMI as of January 1 of each respective year, revenue in 2004 would have increased 21% to $15,135,334 for the fiscal year ended December 31, 2004 from $12,525,267 for the fiscal year ended December 31, 2003. A summary of these revenues by category is as follows for the fiscal years ended December 31:

Revenues	2004	2003	2004	2003
			Pro forma	Pro forma
Disease and demand management	$ 2,345,848	$ 2,241,796	$ 2,206,121	$ 2,241,796
Case and utilization management	2,075,181	-	7,650,553	6,837,974
Provider improvement	5,259,301	3,391,867	5,259,301	3,391,867
Other Fees	18,995	53,630	18,995	53,630

Total	$ 9,699,325	$ 5,687,293	$ 15,135,334	$ 12,525,267

Revenues from disease and demand management fees increased 4.6% from $2,241,796 for the fiscal year ended December 31, 2003 to $2,345,848 for the fiscal year ended December 31, 2004. Disease and demand management revenues are generated as Patient Infosystems provides these services to its customers for their disease-specific programs, patient surveys, health risk assessments, patient satisfaction surveys and nurse help line programs. Disease and demand management revenue remained relatively constant in 2004 due to the growth of the Patient Infosystems disease and demand management business. Park Place Entertainment which accounted for revenue of $622,067 in 2003 and $438,705 in 2004 and a smoking cessation program which accounted for revenue of $491,362 in 2003 and $415,579 in 2004 terminated their service agreements with Patient Infosystems effective December 31, 2004. Patient Infosystems has devoted the majority of its sales and marketing efforts toward increasing revenue from disease, demand, case and utilization management services, and, other than the loss of Park Place Entertainment and the smoking cessation program, anticipates that it will retain most of its existing business and continue to add additional new clients through direct sales and through reselling arrangements with third party administrators. No assurances can be given that these revenues will increase, or that any change will be material to Patient Infosystems operating results.

Revenues from case and utilization management fees were $2,075,181 for the fiscal year ended December 31, 2004. Case and utilization management revenues are generated as Patient Infosystems' wholly owned subsidiary, CMI provides these services to its customers in support of their medical management needs. On a pro forma basis, case and utilization management revenue increased 12% to $7,650,553 for the fiscal year 2004 as compared to $6,837,974 for the fiscal year 2003. Park Place Entertainment which accounted for pro forma revenue of approximately $410,000 in 2004 terminated case and utilization management services as of December 31, 2004.

Revenues from provider improvement fee increased 55% from $3,391,867 for the fiscal year ended

December 31, 2003 to $5,259,301 for the fiscal year ended December 31, 2004. This increase is due to Patient Infosystems’ expanded role in support of the Health Disparities Collaboratives funded by the Bureau of Primary Healthcare ("BPHC") and administered by the Institute for Healthcare Improvement. Revenues from provider improvement services may decrease during 2005 by as much as 45%. Patient Infosystems is actively marketing its provider improvement services to other entities who have expressed interest in provider improvement services and is seeking opportunities to expand our roll in the programs funded by the BPHC. No assurances can be given that these marketing efforts will replace any revenues lost nor that any such change will be material to Patient Infosystems operating results.

Revenues from other fees decreased 65% from $53,630 for the fiscal year ended December 31, 2003 to $18,995 for the fiscal year ended December 31, 2004. Other revenue represents amounts that Patient Infosystems charges its customers for custom information technology services and right to use fees for Patient Infosystems’ Internet-based Case Management Support System. Patient Infosystems anticipates that other fee revenue will remain immaterial in future periods.

Costs and Expenses

Cost of sales includes salaries and related benefits, services provided by third parties, and other expenses associated with the development of Patient Infosystems’ customized disease state management programs, as well as the operation of each of its disease state management programs. Cost of sales increased 61% from $4,162,759 for the fiscal year ended December 31, 2003 to $6,688,532 for the fiscal year ended December 31, 2004. The increase in these costs primarily reflects operational costs required in support of increased revenues.

Selling, general and administrative and marketing expenses increased 31% from $2,151,541 for the fiscal year ended December 31, 2003 to $2,810,931 for the fiscal year ended December 31, 2004. These costs consist primarily of salaries, related benefits and travel costs, sales materials, other marketing related expenses, costs of corporate operations, finance and accounting, human resources and other general operating expenses of Patient Infosystems. In 2004 there was an additional $178,000 of selling, general and administrative expenses directly attributable to the newly acquired CMI subsidiary and bonuses of $185,000 for which there was no comparable expense in 2003. It is anticipated that Patient Infosystems will need to invest heavily in the sales and marketing process in future periods, and intends to do so as funds are available. To the extent that Patient Infosystems has limited funds available for sales and marketing, or cannot leverage its marketing partnerships adequately, it will likely be unable to invest in the necessary marketing activities to generate substantially greater sales.

Other Income/Expense is comprised of financing costs, interest, taxes and losses on investments. The totals are as follows for the fiscal years ended December 31:

	2004	2003
Financing costs	$ (812,630)	$(2,143,120)
Interest expense	(126,828)	(753,685)
Interest income	5,419	145,473
Other (expense) income	(893)	376
Total Expense	$ (934,931)	$ (2,750,956)

Financing costs decreased to $813,360 for the fiscal year 2004 as compared to $2,143,120 for the fiscal year ended December 31, 2003. Financing cost in 2003 related to the issuance of equity to, and incurrence of debt from, certain lenders pursuant to the Note and Stock Purchase Agreement dated April 10, 2003 and as amended on September 11, 2003, pursuant to which the lenders agreed to make short term loans to Patient Infosystems. The total value received by the lenders from Patient Infosystems under the Note and Stock Purchase Agreement as amended was $8,852,458. In accordance with APB Opinion No. 14, a portion of the cash received totaling $2,143,120 for year ended December 31, 2003 is allocable to equity resulting in a debt discount in that same amount, which was fully amortized as of December 31, 2003. In 2004 Patient Infosystems issued warrants as compensation to guarantors of up to $7,000,000 of debt. The $812,630 of financing costs represents the 2004 amortization of these warrants valued at $2,501,875 using the Black Scholes method.

Interest expense is due to debt. Interest expense decreased to $126,828 for the fiscal year ended December 31, 2004 from $753,685 for the fiscal year ended December 31, 2003. The decrease in interest expense reflects the decreased debt after completing the acquisition of assets from American Caresource Corporation on December 31, 2003 and the conversion of $8,902,500 of debt into equity.

Interest income was realized from insured money market investments which consisted of certain working capital amounts not immediately needed to fund operations.

Patient Infosystems had no tax benefit in 2004 or 2003 due, in part, to the recognition of a full valuation allowance to reduce its deferred tax assets. Patient Infosystems’ deferred tax assets consist primarily of the tax benefit associated with its net operating loss carryforwards.

Management of Patient Infosystems has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets. The valuation allowance reduces deferred tax assets to zero, which represents management’s best estimate of the amount of such deferred tax assets that more likely than not will be realized.

American Caresource Segment Information

American Caresource segment consists of the operating results of Patient Infosystems' ancillary benefits management services. On December 31, 2003, the Patient Infosystems acquired substantially all the assets and liabilities of American Caresource Corporation and formed a wholly owned subsidiary, ACS, to hold and operate those assets and liabilities. The pro forma information below presents the operating results of ACS' predecessor, American Caresource Corporation, giving effect the acquisition as though it had occurred on January 1, 2003.

American Caresource segment statement of operations for the years ended December 31,
	2004	2003	2003
			Pro Forma
Revenues	$ 6,037,324	-	$ 9,164,389

Cost of sales	5,840,589	-	10,289,128
Selling, general and administrative	2,209,778	-	2,279,094
Impairment of goodwill	802,105		-
Operational loss	(2,815,148)	-	(3,403,833)

Other	16,091	-	171,331
Net loss	$ (2,831,238)	-	$ (3,575,164)

Revenues of American CareSource Holdings, Inc. (“ACS”) are comprised of revenues from ancillary service claims and processing of patient claims. Revenues decreased to $6 million from $9.2 million during the fiscal year ended December 31, 2004 and 2003, respectively, or 34%.

	Fiscal year ended
	December 31
Revenues	2004	2003
		Pro forma
Ancillary health	$ 5,512,927	$ 8,706,471
Patient claims	524,397	457,918
Total revenues	$ 6,037,324	$ 9,164,389

Ancillary health claims revenue for the fiscal year ended December 31, 2004 decreased to $5,512,927 as compared to $8,706,471 for the fiscal year ended December 31, 2003. This decrease is attributable to the cancellation of contracts by major clients and to the reduction of revenue from certain providers in ACS’ ancillary health provider network, partially offset by the addition of new clients. Pinnacol Assurance (“Pinnacol”) notified ACS on December 19, 2003 of its intent to terminate its contract with ACS effective March 18, 2004, and was winding down through the first quarter and into the second quarter of 2004. Revenue from Pinnacol decreased 86.4% from $4,132,862 for 2003 to $563,042 for 2004. Plan Vista, from which ACS received $557,246 of revenue for 2003, notified ACS of its intent to terminate its contract effective October 13, 2004 and did not generate any revenue for ACS during 2004. The decreased revenue due to the termination of clients was partially offset by $448,799 of new business from three new clients in 2004. ACS has experienced improved relations with providers in its network as a result of the acquisition by Patient Infosystems, due to better funding. ACS also has been able to expand its provider network by seeking to restore relationships with providers previously in the network and adding new providers as ACS obtained new client payor contracts. ACS expects to see growth in the number of client and payor relationships due to increased emphasis on sales. No assurances can be given that ACS can continue to expand its provider or payor relationships, nor that any such expansion will result in an improvement in the results of operations of ACS.

The processing of patient claims revenues for the fiscal year ended December 31, 2004 increased 15% to $524,397 as compared to $457,918 for the fiscal year ended December 31, 2003. Patient Infosystems does not expect to increase its revenues from claims processing in future periods.

Costs and Expenses

Cost of sales includes salaries and related benefits, services provided by third parties, and other expenses associated with the development of American Caresource’ ancillary health programs. Cost of sales decreased 43% from $10,289,128 for the fiscal year ended December 31, 2003 to $5,840,589 for the fiscal year ended December 31, 2004. The decrease in these costs primarily reflects operational cost savings due to the decreased support required for decreased revenues.

Selling, general and administrative and marketing expenses remained relatively constant at $2,279,094 for the fiscal year ended December 31, 2003 as compared to $2,209,778 for the fiscal year ended December 31, 2004. These costs consist primarily of salaries, related benefits and travel costs, sales materials, other marketing related expenses, costs of corporate operations, finance and accounting, human resources and other general operating expenses of American Caresource. It is anticipated that American Caresource will need to invest heavily in the sales and marketing process in future periods, and intends to do so as funds are available. To the extent that American Caresource has limited funds available for sales and marketing, or cannot leverage its marketing partnerships adequately, it will likely be unable to invest in the necessary marketing activities to generate substantially greater sales. Additionally, American Caresource' parent company, Patient Infosystems has announced its intent to distribute American Caresource to its shareholders as a separate public company. Therefore, American Caresource anticipates that its general and administrative costs will increase as it loses some of the administrative synergy it now has with Patient Infosystems. No assurance can be given that the intended distribution of American Caresource to the shareholders of Patient Infosystems will happen at any given time, if ever.

In conjunction with Patient Infosystems' annual goodwill impairment testing, an independent valuation of Patient Infosystems' assets was completed as of December 31, 2004, which resulted in a $802,105 impairment charge.

Other Income/Expense is comprised of financing costs, interest, taxes and losses on investments. The totals are as follows for the fiscal years ended December 31:

	2004	2003
Interest expense	(12,349)	(162,176)
Other (expense) income	(3,742)	(9,155)
Total Expense	$ (16,091)	$ (171,331)

Interest expense is primarily due to interest expense contained in certain capitalized equipment leases. Interest expense decreased to $12,349 for the fiscal year ended December 31, 2004 from $162,176 for the fiscal year ended December 31, 2003. The decrease in interest expense reflects the decreased debt after completing the acquisition of assets from American Caresource Corporation on December 31, 2003.

American Caresource had no tax benefit in 2003 due, in part, to recording a full valuation allowance to reduce its deferred tax assets. American Caresource’ deferred tax assets consist primarily of the tax benefit associated with its net operating loss carryforwards.

Management of American Caresource has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets. The valuation allowance reduces deferred tax assets to zero, which represents management’s best estimate of the amount of such deferred tax assets that more likely than not will be realized.

Non operating expenses

For the fiscal year ended December 31, 2004, Patient Infosystems recorded $826,738 in dividends on convertible preferred stock as compared to $7,671,557, 7,428,300 of which was related to a beneficial conversion feature of the Series D Preferred Stock, for the year ended December 31, 2004. The decrease was due to: (i) a $2,143,120 beneficial conversion feature related to shares of Series D Preferred Stock issued to certain lenders in connection with borrowings and (ii) $5,285,180 beneficial conversion feature for the shares of Series D Preferred Stock issued on December 31, 2003 upon the exercise of the lender’s option to convert their debt and accrued interest.

Patient Infosystems had a net loss attributable to common stockholders of $4,393,046 for the fiscal year ended December 31, 2004, compared to $11,049,518 for the fiscal year ended December 31, 2003. This represents a loss of $0.56 per basic and diluted share for 2004 and $11.96 for 2003, after giving effect to the 1 for 12 reverse stock split which was approved by the shareholders on December 31, 2003.

Liquidity and Capital Resources

At December 31, 2004, Patient Infosystems had a working capital deficit of $1,868,268 as compared to a working capital deficit of $2,808,649 at December 31, 2003. At December 31, 2004, Patient Infosystems had stockholders’ equity of $5,399,381. Through December 31, 2004 these amounts reflect the effects of Patient Infosystems’ continuing losses that have been funded, in part, by the issuance of equity and long term borrowings of $7,000,000 against its line of credit. Patient Infosystems has never earned profits and, since its inception, Patient Infosystems has primarily funded its operations, working capital needs and capital expenditures from the sale of its equity securities. Patient Infosystems is currently maintaining it operations only through the receipt of proceeds from the sale of equity securities. If these additional funds were not available, Patient Infosystems would likely be required to reduce its operations, reduce or cease the operations of ACS or take other measures to curtail its losses.

On March 28, 2003, Patient Infosystems entered into an Amended and Restated Credit Agreement with Wells Fargo Bank Iowa, N.A., which extended the term of Patient Infosystems' $3,000,000 credit facility to January 2, 2004, under substantially the same terms. Mr. Pappajohn and Dr. Schaffer, directors of Patient Infosystems, guaranteed this extension.

On December 31, 2003, Patient Infosystems entered into the Third Addendum to the Second Amended and Restated Credit Agreement with Well Fargo Bank Iowa, N.A., which extended the term of the $3,000,000 credit facility to July 31, 2005. Mr. Pappajohn and Dr. Schaffer guaranteed this extension. In consideration for their guarantees, in February 2004 Patient Infosystems granted to Dr. Schaffer and Mr. Pappajohn warrants to purchase an aggregate of 47,500 shares of Series D Convertible Preferred Stock, which are convertible into 475,000 shares of Patient Infosystems' common stock for $10.00 per preferred share. Patient Infosystems valued these warrants at $1,085,375 using the Black-Scholes method. The value of these warrants was recorded as unearned debt issuance cost and are being amortized as financing costs over the nineteen month period of the loan guarantee.

In January 2004, Patient Infosystems borrowed $200,000 for working capital from Mr. Pappajohn which was repaid in March 2004 using the proceeds of the sale of Patient Infosystems' common stock. During the three month period ended September 30, 2004, Patient Infosystems borrowed $570,000 of working capital from Mr. Pappajohn which was repaid in September 2004 using the proceeds the increased Wells Fargo line of credit, guaranteed by Mr. Pappajohn.

On March 30, 2005, Mr. Pappajohn and Dr. Schaffer signed a letter to Patient Infosystems in which they made a commitment to obtain the operating funds that Patient Infosystems believes would be sufficient to fund its operations through January 1, 2006. There can be no assurances given that Mr. Pappajohn or Dr. Schaffer can raise either the required working capital through the sale of Patient Infosystems' securities or that Patient Infosystems can borrow the additional amounts needed.

On September 21, 2004, Patient Infosystems entered into the Fourth Addendum to the Second Amended and Restated Credit Agreement with Well Fargo Bank Iowa, N.A., which increased the amount of the credit facility to $7,000,000 and extended the term to July 31, 2006. Dr. Schaffer and Mr. Pappajohn, directors of Patient Infosystems, guaranteed these extensions. In consideration of their guarantees, in September 2004 Patient Infosystems granted to Dr. Schaffer and Mr. Pappajohn warrants to purchase an aggregate of 1,000,000 shares of Patient Infosystems' common stock for $1.68 per share. Patient Infosystems valued these warrants at $1,416,500 using the Black-Scholes method. The value of these warrants was recorded as unearned debt issuance costs and will be amortized as financing costs over the 23 month period of the loan guarantee. During 2004, Patient Infosystems recorded a financing cost of $812,630 related to these warrants.

On December 1, 2004, American Caresource Holdings, Inc. entered into a Credit Agreement with Well Fargo Bank Iowa, N.A., which created a secured credit facility of $300,000 until July 31, 2006. Mr. Pappajohn, a director of the both Patient Infosystems and American Caresource Holdings, Inc., guaranteed this credit facility.

There was no compensation to Mr. Pappajohn related to this guarantee.

On February 2, 2005, ACS entered into the First Addendum to the Credit Agreement with Wells Fargo Bank Iowa, N.A., which increased the amount of that credit facility to $3,000,000. Dr. Schaffer and Mr. Pappajohn, directors of the both Patient Infosystems and ACS, guaranteed this extension. Also on February 2, 2005, Patient Infosystems entered into the Fifth Addendum to the Second Amended and Restated Credit Agreement with Well Fargo Bank Iowa, N.A., which decreased the amount of this credit facility to $6,000,000. ACS repaid $1,000,000 of debt to Patient Infosystems debt using its credit facility, which Patient Infosystems used to retire $1,000,000 of its credit facility. In consideration of the guarantees, ACS is obligated to issue warrants to purchase 974,950 shares of ACS common stock at the fair market value per share to be established by the ACS Board of Directors based upon an independent appraisal.

During 2004, Patient Infosystems issued 4,427,713 shares of its common stock and 10,018 shares of its Series D Convertible Preferred Stock to certain investors for an aggregate of $7,471,289 which consisted of $7,263,200 of working capital, forgiveness of $53,180 of accrued interest payable, forgiveness of $26,659 of debt and payment of $128,250 of services. Patient Infosystems incurred $533,658 of costs directly attributable to the sale of its common stock.

During 2004, of the shares issued above, 72,125 shares were issued as payment of $128,250 in expenses related to the sale of common stock and issued warrants to placement agents to purchase 118,450 shares of its common stock at exercise prices between $1.68 and $2.75 per share. These warrants were assigned an aggregate fair market value of $311,663 using a Black-Scholes valuation method.

Of the warrants to purchase 118,450 shares of Patient Infosystems' common stock, the issuance of warrants to purchase 12,500 shares, assigned a value of $22,750, resulted in an additional expense related to the purchase of substantially all of the assets and assumption of liabilities from American Caresource Corporation on December 31, 2003. Accordingly, goodwill related to this acquisition was increased by $22,750.

Patient Infosystems has expended significant amounts to expand its operational capabilities, including increasing its administrative and technical costs. While Patient Infosystems has both curtailed its spending levels and increased its revenue, to the extent that ACS revenues do not increase substantially, Patient Infosystems' losses will continue and its available capital will diminish further. Patient Infosystems’ operations are currently being funded by borrowings and the sale of equity securities. There can be no assurances given that Patient Infosystems can raise either the required working capital through the sale of its securities or that Patient Infosystems can borrow the additional amounts needed. In such instance, if Patient Infosystems is unable to identify additional sources of capital, it will likely be forced to curtail or cease operations.

Capital expenditures during 2004 were $585,855, as compared to expenditures of $34,185 during 2003. The expenditures during these periods represented the purchase of technology platform components of the integrated information capture and delivery systems, as well as purchases required to maintain Patient Infosystems' technology infrastructure. On December 31, 2003, Patient Infosystems acquired substantially all the assets and assumed substantially all the liabilities of American Caresource Corporation. Included among the assets acquired was $152,480 of capital assets, which consisted of computer hardware and software, furnishings, fixtures and leasehold improvements. On September 22, 2004, Patient Infosystems acquired 100% of the outstanding stock of CBCA Care Management, Inc. Included among the assets acquired was $181,852 of capital assets, which consisted of computer hardware and software, furnishings, fixtures and leasehold improvements.

Inflation

Inflation did not have a significant impact on Patient Infosystems' operations during 2004 and 2003. Patient Infosystems continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Statndard (SFAS) No. 123(Revised), "Share-Based Payment" ("SFAS No.123(R)), establishing accounting standards for transactions in which an entity exchanges it equity instruments for goods or services. SFAS No. 123(R) also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments, or that may be settled by the issuance of those equity instruments. SFAS N. 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based stock awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123(R) replaces existing requirements under SFAS No. 123, "Accounting for Stock-Based Compensation," and eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25. The provisions of SFAS No. 123(R) are effective for Patient Infosystems on July 1, 2005. Patient Infosystems is currently assessing the financial statement impact of adopting SFAS No. 123(R). (see note 1 "stock based compensation" to the Patient Infosystems' consolidated financial statements appearing at Item 13)

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29" ("SFAS No. 153"), addressing the measurement of exchanges of nonmonetary assets. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar production assets in APB Opinion No. 29 "Accounting for Nonmonetary Exchanges," and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 with earlier application permitted. Patient Infosystems does not expect adoption of the provisions of SFAS No. 153 to have a material impact on the consolidated financial statement, results of operations or liquidity of Patient Infosystems.

Critical Accounting Policies

The SEC has issued disclosure guidance for critical accounting policies. The SEC defines critical accounting policies as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Patient Infosystems significant accounting policies are described in Note 1 to the Consolidated Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following accounting policies could be deemed to be critical by the Securities and Exchange Commission.

Use of Estimates. In preparing the consolidated financial statements, Patient Infosystems uses estimates in determining the economic useful lives of its assets, provisions for doubtful accounts, tax valuation allowances and various other recorded or disclosed amounts. Estimates require management to use its judgment. While Patient Infosystems believes that its estimates for these matters are reasonable, if the actual amount is significantly different than the estimated amount, its assets, liabilities or results of operations may be overstated or understated.

Impairment of Long-Lived Assets. Long-lived assets consist primarily of intangible assets which includes goodwill and identifiable intangible assets acquired in business acquisitions. Goodwill is tested at least annually for impairment. Other intangible assets are reviewed for impairment whenever events or circumstances indicate the carrying amount may not recoverable. The recoverability of these assets is measured by a comparison of the carrying amounts of the assets to future net cash flows expected to be generated by the asset. If the asset is impaired, the impairment is measured by the amount by which the carrying amount exceeds the fair value of the asset.

Item 7.	Financial Statements and Supplemental Data.

The financial statements and supplementary data, together with the report thereon by Patient Infosystems' independent auditor, are listed below in Item 13.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On April 28, 2004, Patient Infosystems filed a Form 8-K announcing a change in its certifying accountant. The information disclosed on Form 8-K is as follows:

a)	Deloitte & Touche LLP resigned as the Registrant’s independent accountants on April 21, 2004.

b)

The Audit Committee of the Board of Directors of the Registrant approved on April 28, 2004 the engagement of the accounting firm of McGladrey & Pullen, LLP as independent accountants for the Registrant for the year ending December 31, 2004 subject to their normal client acceptance procedures.

c)

Deloitte & Touche LLP’s reports on the financial statements for the past two years ended December 31, 2003 and 2002 contained no adverse opinion or disclaimer of opinion. Deloitte & Touche LLP’s reports on the financial statements contained an explanatory paragraph expressing substantial doubt about the Registrant’s ability to continue as a going concern.

d)

In connection with its audits for the two most recent fiscal years ended December 31, 2003 and 2002 and through April 21, 2004, there have been no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Deloitte & Touche LLP would have caused them to make reference thereto in their report on the financial statements for such years.

Item 8A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Vice President, Financial Planning, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based upon this evaluation, our Chief Executive Officer and Vice President, Financial Planning concluded that our disclosure controls and procedures (as defined in Rules 130-15(e) and 15(d)-15(e) under the Securites and Exchange Act of 1934) are effective for the recording, processing, summarizing and reporting the information that Patient Infosystems is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls.

There were no significant changes in Patient Infosystems’ internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9.	Directors and Executive Officers of the Registrant.

The names, ages and positions of our current directors and executive officers are as follows:

Name	Age	Position
Roger Louis Chaufournier	47	Chairman and Chief Executive Officer
Christine St. Andre	54	President and Chief Operating Officer
Kent A. Tapper	48	Vice President Financial Planning, Acting Chief Financial Officer
Derace L. Schaffer, MD	57	Director
John Pappajohn	76	Director
Edward B. Berger	76	Director
Robert M. Kaufman	56	Director
Donald R. Ryan	58	Director

There are no familial relationships among our directors and/or officers. Directors hold office until the next annual meeting of our stockholders or until their respective successors have been elected and qualified.

Roger Louis Chaufournier, 47 Mr. Chaufournier has been the President and Chief Executive Officer of Patient Infosystems since April 1, 2000 and served as Chairman of the Board of Directors since November 2004. Prior to joining Patient Infosystems, Mr. Chaufournier was President of the STAR Advisory Group, a healthcare consulting firm he founded in 1998. From August 1996 to July 1999, Mr. Chaufournier was the Chief Operating Officer of the Managed Care Assistance Company, a company that developed and operated Medicaid health plans. Managed Care Assistance Company filed for protection under the federal bankruptcy laws in June 2000. From 1993 to 1996, Mr. Chaufournier was Assistant Dean for Strategic Planning for the Johns Hopkins University School of Medicine. In addition, Mr. Chaufournier spent twelve years in progressive leadership positions with the George Washington University Medical Center from 1981 to 1993.

Christine St. Andre, 54. Ms. St. Andre has been the Executive Vice President and Chief Operating Officer of Patient Infosystems since June 5, 2000. Ms. St. Andre has more than 20 years experience managing complex healthcare organizations. From 1994 to 2000, Ms. St. Andre was Chief Executive Officer for the University of Utah Hospitals and Clinics. Prior to 1994, Ms. St. Andre served as Chief Executive Officer of George Washington University Medical Center. Ms. St. Andre’s career in healthcare began in the area of information technology at the Thomas Jefferson University.

Kent Tapper, 48. Mr. Tapper has been the Vice President, Financial Planning of Patient Infosystems since April 1999. Mr. Tapper has served as Chief Information Officer and Vice President, Systems Engineering and has been with Patient Infosystems since July 1995. Mr. Tapper became the acting Chief Financial Officer of Patient Infosystems in April 2000. From 1992 to 1995, Mr. Tapper served as Product Manager, Audio Response and Call Center Platforms for Northern Telecom, Inc. From 1983 to 1992, Mr. Tapper held Product Manager, Systems Engineering Manager and various engineering management positions with Northern Telecom.

Derace L. Schaffer, M.D., 57. Dr. Schaffer has been a Director of Patient Infosystems since its inception in February 1995 and served as Chairman of the Board of Directors until November 2004. Dr. Schaffer is the founder and CEO of the Lan Group, a venture capital firm specializing in healthcare and high technology investments which position he has held for more than the last five years. He serves as a director of Allion Healthcare, Inc., a public company. He received his postgraduate radiology training at Harvard Medical School and Massachusetts General Hospital, where he served as Chief Resident. Dr. Schaffer is Clinical Professor of Radiology at the Cornell Medical School.

John Pappajohn, 76. Mr. Pappajohn has been a Director of Patient Infosystems since its inception in February 1995, and served as its Secretary and Treasurer from inception through May 1995. Since 1969, Mr. Pappajohn has been the sole owner of Pappajohn Capital Resources, a venture capital firm and President of Equity Dynamics, Inc., a financial consulting firm, both located in Des Moines, Iowa. He serves as a director for the following public companies: Allion Healthcare, Inc., MC Informatics, Inc. and Pace Health Management Systems, Inc.

Edward B. Berger, 76. Mr. Berger is currently Chairman and Chief Executive Officer of Equity Acquisitions Incorporated, a position he has held since January 2004, Chairman of the Board of Directors of Southwest Business Systems, Director and Chairman of the Audit Committee of CardSystems Solutions and Director of Compass Bank of Tucson, AZ. Mr. Berger has been admitted to practice law by the U.S. Supreme Court, New York Bar, Arizona Bar, District of Columbia Bar, U.S. District Court-Arizona and the U.S. Court of Appeals 9th Circuit. Mr. Berger is currently an Adjunct Professor in Political Science at Pima Community College and is the Chairman of the MBA Advisory Council at the University of Arizona. Mr. Berger received a Juris Doctor in Law from New York Law School and a Masters Degree in Education as well as a B.A. in History and English from the University of Arizona.

Robert M. Kaufman, 56. Mr. Kaufman is currently President and Chief Executive Officer of Oakley Investments, a position he held since November 2002, and Director and Chairman of the Audit Committee of Berkshire Income Realty. From January 2000 through November 2002, Mr. Kaufman was the Chief Executive Officer of MedEView, Inc., from June 1996 though April 1999 he was President and then Chief Executive Officer of CareMatrix Corporation and from April 1999 through December 1999 he was a consultant to CareMatrix Corporation. Prior to 1996, Mr. Kaufman spent 24 years at PriceWaterhouseCoopers, the last 15 years as a Partner in the firm. Mr. Kaufman received a Masters in Business Administration from Cornell University and a Bachelor of Arts from Colby College.

Donald R. Ryan, 58. Mr. Ryan is currently President and Chief Executive Officer of CareCore National, LLC, a position he held since September 2000. Until August 2000, Mr. Ryan was President of Practice Management Associates, Inc. Mr. Ryan received a Masters Degree in Hospital Administration from St. Louis University and a Bachelors of Arts Degree in Political Science with a minor in Economics from Providence College.

AUDIT COMMITTEE

The Audit Committee, which held five meetings during fiscal year 2004, periodically reviews Patient Infosystems' auditing practices and procedures, makes recommendations to management or to the Board of Directors as to any changes to such practices and procedures deemed necessary from time to time to comply with applicable auditing rules, regulations and practices, reviews all Form 10-KSB Annual and 10-QSB interim reports and recommends independent auditors for Patient Infosystems to be elected by the stockholders.

The Audit Committee consists of Robert Kaufman, Edward Berger and Donald Ryan. The Audit Committee has one “audit committee financial expert” as defined by Item 401(e) of Regulation S-B under the Securities Exchange Act of 1934, Robert Kaufman who is “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

The Audit Committee meets with Patient Infosystems' independent auditors quarterly and reviews the scope of the audit performed by Patient Infosystems' independent auditors. The Audit Committee and Patient Infosystems' independent auditors review Patient Infosystems' accounting principles and internal accounting controls.

COMPLIANCE WITH SECTION 16(a)

OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Patient Infosystems' executive officers and directors, and persons who own more than 10% of a registered class of Patient Infosystems' equity securities (who are referred to as “Reporting Persons”), to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based on a review of the copies of reports furnished to Patient Infosystems, Patient Infosystems believes that during the year ended December 31, 2004 all filing requirements applicable to its officers, directors and ten percent beneficial owners were met.

CODE OF ETHICS

The Board of Directors of Patient Infosystems has adopted a code of ethics (attached hereto as Exhibit 14.1) which defines the ethical principles which govern the conduct of all senior officers. Such senior officers include the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and Principal Accounting Officer.

Item 10. Executive Compensation.

The following table sets forth information concerning the annual and long-term compensation for services in all capacities to Patient Infosystems and its subsidiary for each of the fiscal years ended December 31, 2004, 2003 and 2002 for those persons who were at December 31, 2004, (i) the Chief Executive Officer and (ii) the other executive officers of Patient Infosystems who received compensation in excess of $100,000 during the fiscal year ended December 31, 2004 (the “named executive officers”):

Summary Compensation Table

Long-Term Compensation Awards
Name and Principal Position	Annual Compensation Year Salary Bonus			Securities Underlying Options (#)
Roger L. Chaufournier, President and Chief Executive Officer	2004 2003 2002	$250,007 219,611 180,841	$50,000 25,385 0	400,000 0 0

Christine St. Andre, Vice President, Chief Operating Officer	2004 2003 2002	$200,016 184,050 157,512	$40,000 22,212 0	200,000 0 0

Kent A. Tapper, Vice President, Financial Planning	2004 2003 2002	$127,934 124,154 107,942	$30,000 14,913 0	125,000 0 0

No stock options were exercised by the Chief Executive Officer or the named executive officers of Patient Infosystems during 2004.

The following table sets forth certain information regarding unexercised options held by the Chief Executive Officer and the named executive officers of Patient Infosystems at December 31, 2004. The table does not give effect to grants of options that occurred after December 31, 2004. For additional information with respect to these grants, see “Stock Option Plan”.

Aggregated Option Exercises during 2004

and Option Values on December 31, 2004

	Number of Securities Underlying Unexercised Options at December 31, 2004(#)		Value of Unexercised In-the-Money Options at December 31, 2004($)(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Roger L. Chaufournier	263,415	169,917	$ 380,298	$ 253,534
Christine St. Andre	137,499	87,501	$ 194,025	$ 129,350
Kent A. Tapper	84,582	51,751	$ 130,602	$ 78,714

(1) Calculated based upon $3.80 market value of the underlying securities as of December 31, 2004.

	Options/SAR Grants in Last Fiscal Year
Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Roger L. Chaufournier	400,000	22.9%	$ 2.28	1/9/2014
Christine St. Andre	200,000	11.4%	$ 2.28	1/9/2014
Kent A. Tapper	125,000	7.1%	$ 2.28	1/9/2014

Stock Option Plan

Patient Infosystems' Amended and Restated Stock Option Plan (the "Plan") was adopted by the Board of Directors and stockholders in 1995 and amended as of December 2004. As of December 2004, up to 3,500,000 shares of Common Stock are authorized and reserved for issuance under the Plan. Under the Plan, options may be granted in the form of incentive stock options ("ISOs") or non-qualified stock options ("NQOs") from time to time to salaried employees, officers, directors, director nominees and consultants of Patient Infosystems, as determined by the Compensation Committee of the Board of Directors. The Compensation Committee determines the terms and conditions of options granted under the Plan, including the exercise price. The Plan provides that the Committee must establish an exercise price for ISOs that is not less than the fair market value per share at the date of the grant. However, if ISOs are granted to persons owning more than 10% of the voting stock of Patient Infosystems, the Plan provides that the exercise price must not be less than 110% of the fair market value per share at the date of the grant. The Plan also provides for a non-employee director or non-employee director nominee to be entitled to receive a one-time grant of a NQO to purchase 50,000 shares at an exercise price equal to fair market value per share on the date of their initial election to Patient Infosystems' Board of Directors. Such NQO is exercisable only during the non-employee director's term and automatically expires on the date such director's service terminates. Each option, whether an ISO or NQO, must expire within ten years of the date of the grant. No additional options may be granted under the plan after June 1, 2005.

As of December 31, 2004, options to acquire 1,832,644 shares of Common Stock are outstanding to employees and directors of Patient Infosystems. The following table sets forth information regarding the number of options outstanding and the exercise price of these options.

Number of Options Outstanding at December 31, 2004	Exercise Price
416	$1.08
3,000	1.67
150,000	1.80
43,748	2.25
1,311,900	2.28
228,000	2.80
50,000	3.08
12,500	6.00
6,000	8.33
6,417	16.50
2,500	22.56
16,666	24.72
789	29.26
708	33.00

Of these options, 92,744 of the options granted before December 31, 2003 were fully vested, 1,320,500 were granted on January 9, 2004, 449,000 of which vested immediately. 250,000 granted to directors in consideration for their service vest as to 33% on the first anniversary and 33% on each subsequent anniversary. The remaining options and all other options granted under the Plan vest as to 20% of the option grant on the first anniversary of the grant, and 20% on each subsequent anniversary.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the shares of Patient Infosystems' Common Stock as of March 30, 2005, (i) by each person Patient Infosystems knows to be the beneficial owner of 5% or more of the outstanding shares of Common Stock, (ii) the Chief Executive Officer and each named executive officer listed in the Summary Compensation Table below, (iii) each director and nominee for director of Patient Infosystems and (iv) all executive officers and directors of Patient Infosystems as a group. As of March 30, 2005, there were outstanding 9,752,600 shares of Common Stock, 75,000 shares of Series C Convertible Preferred Stock, convertible into 750,000 shares of Common Stock, and 840,118 shares of Series D Convertible Preferred Stock, convertible into 8,401,180 shares of Common Stock.

Beneficial Owner(1)	Shares Beneficially Owned	Percentage Beneficially Owned
John Pappajohn(2)	8,306,757	54.63%
Principal Life Insurance(3) 801 Grand Ave. Des Moines, IA 50392	3,551,490	26.69%
Derace L. Schaffer(4)	1,185,803	11.36%
Roger Louis Chaufournier(5)	273,332	2.73%
Edward Berger(6)	154,583	1.57%
Christine St. Andre(7)	145,000	1.47%
Kent A. Tapper(8)	86,341	*
Robert Kaufman(9)	0	*
Donald Ryan(10)	0	*

All directors and executive officers as a group (8 persons)	10,151,816	61.58%

Total Shares Outstanding as of March 30, 2005	9,752,600
* - <1%

(1) Unless otherwise noted, the address of each of the listed persons is c/o Patient Infosystems at 46 Prince Street, Rochester, New York 14607.

(2) Includes 30,000 shares held by Halkis, Ltd., a sole proprietorship owned by Mr. Pappajohn, 30,000 shares held by Thebes, Ltd., a sole proprietorship owned by Mr. Pappajohn's spouse and 30,000 shares held directly by Mr. Pappajohn's spouse. Mr. Pappajohn disclaims beneficial ownership of the shares owned by Thebes, Ltd. and by his spouse. Includes an option to purchase 3,000 shares of Common Stock, a warrant to purchase 816,667 shares of Common Stock and a warrant to purchase 28,220 shares of Series D Convertible Preferred Stock which is convertible into 282,200 shares of Common Stock which are either currently exercisable or which become exercisable within 60 days of March 30, 2005. Also included are 110,000 shares of Common Stock issuable upon the conversion of 11,000 shares of Series C Convertible Preferred Stock and 4,352,330 shares of Common Stock issuable upon the conversion of 435,233 shares of Series D Convertible Preferred Stock beneficially owned as of March 30, 2005. Does not include 50,000 shares subject to outstanding options that are not exercisable within 60 days of March 30, 2005.

(3) Includes 3,551,490 shares of Common Stock issuable upon the conversion of 355,149 shares of Series D Convertible Preferred Stock beneficially owned as of March 30, 2005.

(4) Includes 12,000 shares held by Dr. Schaffer's children. Also includes 3,000 shares which are issuable upon the exercise of options, 183,333 shares which are issuable upon the exercise of warrants to purchase Common Stock and 192,800 shares of Common Stock issuable upon the exercise of a warrant to purchase 19,280 shares of Series D Convertible Preferred Stock that are either currently exercisable or which become exercisable within 60 days of March 30, 2005, 250,000 shares of Common Stock issuable upon the conversion of 25,000 shares of Series C Convertible Preferred Stock and 53,180 shares of Common Stock issuable upon the conversion of 5,318 shares of Series D Convertible Preferred Stock beneficially owned as of March 30, 2005. . Does not include 50,000 shares subject to outstanding options that are not exercisable within 60 days of March 30, 2005.

(5) Includes options to purchase 273,332 shares which are either currently exercisable or which become exercisable within 60 days of the date of March 30, 2005. Does not include 160,000 shares subject to outstanding options that are not exercisable within 60 days of March 30, 2005.

(6) Includes 59,523 shares of Common Stock held by Tucson Traditions LLC. Mr. Berger is an affiliate of Tucson Traditions LLC and disclaims beneficial ownership of its shares. Also includes 95,060 shares of Common Stock issuable upon the conversion of 9,506 shares of Series D Convertible Preferred Stock beneficially owned as of March 30, 2005. Does not include 50,000 shares subject to outstanding options that are not exercisable within 60 days of March 30, 2005.

(7) Includes options to purchase 145,000 shares which are either currently exercisable or which become exercisable within 60 days of the date of March 30, 2005. Does not include 80,000 shares subject to outstanding options that are not exercisable within 60 days of March 30, 2005.

(8) Includes options to purchase 83,333 shares which are either currently exercisable or which become exercisable within 60 days of March 30, 2005. Does not include 50,000 shares subject to outstanding options that are not exercisable within 60 days of March 30, 2005.

(9) Does not include 50,000 shares subject to outstanding options that are not exercisable within 60 days of March 30, 2005.

(10) Does not include 50,000 shares subject to outstanding options that are not exercisable within 60 days of March 30, 2005.

Item 12. Certain Relationships and Related Transactions.

In December 1999, Patient Infosystems established a credit facility for $1,500,000 guaranteed by Derace Schaffer and John Pappajohn, two directors of Patient Infosystems. In March 2000, the facility was increased by $1,000,000 under substantially the same terms, also guaranteed by the same Board members.

On March 28, 2001, Patient Infosystems entered into an Amended and Restated Credit Agreement with Wells Fargo Bank Iowa, N.A. (“Wells Fargo”), which extended the term of Patient Infosystems' credit facility to March 31, 2002 under substantially the same terms. Dr. Schaffer and Mr. Pappajohn guaranteed this extension.

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

Prior to December 31, 2003, Patient Infosystems had borrowings from Mr. Pappajohn and Dr. Schaffer. At December 31, 2002, such borrowings totaled $5,077,500. Patient Infosystems borrowed an additional $150,000 from these directors during 2003.

On December 31, 2003, Patient Infosystems converted $4,482,500 in debt and $438,099 of accrued interest owed to Mr. Pappajohn and Dr. Schaffer into common stock by issuing 2,928,986 shares of Patient Infosystems' common stock using a value of $1.68 per common share. Additionally on December 31, 2003, Mr. Pappajohn agreed to convert his remaining debt of $745,000 and accrued interest of $711,110 into 145,611 shares of Patient Infosystems' Series D Convertible Preferred Stock at a price of $10.00 per preferred share.

Between April 2003 and January 2004, Patient Infosystems issued 840,118 shares of Series D 9% Cumulative Convertible Preferred Stock (“Series D Preferred Stock”) under the terms of the Note and Stock Purchase Agreement dated April 11, 2003 and amended on September 10, 2003. These shares can be converted into common stock at a rate of 10 shares of common stock to 1 share of Series D Preferred Stock. Each share of Series D Preferred Stock has voting rights equivalent to 10 shares of common stock. John Pappajohn and Derace Schaffer, members of the Board of Directors of Patient Infosystems, hold 435,233 and 5,318 shares of Series D Preferred Stock respectively.

In January 2004, Patient Infosystems borrowed $200,000 for working capital from Mr. Pappajohn which was repaid in March 2004 using the proceeds of the sale of Patient Infosystems' common stock. During the three month period ended September 30, 2004, Patient Infosystems borrowed $570,000 of working capital from Mr. Pappajohn which was repaid in September 2004 using the proceeds the increased Wells Fargo line of credit, guaranteed by Mr. Pappajohn.

On December 31, 2003, Patient Infosystems entered into the Third Addendum to the Second Amended and Restated Credit Agreement with Well Fargo Bank Iowa, N.A., which extended the term of the $3,000,000 credit facility to July 31, 2005. Dr. Schaffer and Mr. Pappajohn, directors of Patient Infosystems, guaranteed this extension. In consideration of their guarantees, in February 2004, Patient Infosystems granted to Dr. Schaffer and Mr. Pappajohn warrants to purchase an aggregate of 47,500 shares of Series D Convertible Preferred Stock, which are convertible into an aggregate of 475,000 shares of Patient Infosystems' common stock for $10.00 per preferred share. Patient Infosystems valued these warrants at $1,085,375 using the Black-Scholes method. The value of these warrants was recorded as unearned debt issuance costs and will be amortized as financing costs over the nineteen month period of the loan guarantee.

On September 21, 2004, Patient Infosystems entered into the Fourth Addendum to the Second Amended and Restated Credit Agreement with Well Fargo Bank Iowa, N.A., which increased the amount of the credit facility to $7,000,000 and extended the term to July 31, 2006. Dr. Schaffer and Mr. Pappajohn, directors of Patient Infosystems, guaranteed these extensions. In consideration of their guarantees, in September 2004 Patient Infosystems granted to Dr. Schaffer and Mr. Pappajohn warrants to purchase an aggregate of 1,000,000 shares of Patient Infosystems' common stock for $1.68 per share. Patient Infosystems valued these warrants at $1,416,500 using the Black-Scholes method. The value of these warrants was recorded as unearned debt issuance costs and will be amortized as financing costs over the 23 month period of the loan guarantee. During the year ended December 31, 2004, Patient Infosystems recorded a financing cost of $812,630.

On December 1, 2004, American Caresource Holdings, Inc. entered into a Credit Agreement with Well Fargo Bank Iowa, N.A., which created a secured credit facility of $300,000 until July 31, 2006. Mr. Pappajohn, a director of the both Patient Infosystems and American Caresource Holdings, Inc., guaranteed this credit facility. There was no compensation to Mr. Pappajohn related to this guarantee.

On February 2, 2005, ACS entered into the First Addendum to the Credit Agreement with Wells Fargo Bank Iowa, N.A., which increased the amount of that credit facility to $3,000,000. Dr. Schaffer and Mr. Pappajohn, directors of the both Patient Infosystems and ACS, guaranteed this extension. Also on February 2, 2005, Patient Infosystems entered into the Fifth Addendum to the Second Amended and Restated Credit Agreement with Well Fargo Bank Iowa, N.A., which decreased the amount of this credit facility to $6,000,000. ACS repaid $1,000,000 of debt to Patient Infosystems debt using its credit facility, which Patient Infosystems used to retire $1,000,000 of its credit facility. In consideration of the guarantees, ACS is obligated to issue warrants to purchase 974,950 shares of ACS common stock at the fair market value per share to be established by the ACS Board of Directors based upon an independent appraisal.

On March 30, 2005, Mr. Pappajohn and Dr. Schaffer signed a letter to Patient Infosystems in which they made a commitment to obtain the operating funds that Patient Infosystems believes would be sufficient to fund its operations through January 1, 2006. There can be no assurances given that Mr. Pappajohn or Dr. Schaffer can raise either the required working capital through the sale of Patient Infosystems' securities or that Patient Infosystems can borrow the additional amounts needed.

Item 13. Exhibits

(a)	Exhibits.

Exhibit #		Description of Exhibits
3.1	~	Certificate of Amendment to the Certificate of Incorporation
3.2	*	By-Laws

4.1	**	Patient Infosystems, Inc. Amended and Restated Stock Option Plan
4.2	***

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

10.62	^	Note and Stock Purchase Agreement between Patient Infosystems, Inc. and a group of investors, dated April 10, 2003.
10.63	^	Patient Infosystems, Inc. Series D Convertible Preferred Stock Registration Right Agreement dated April 10, 2003.
10.64	^	Credit Agreement between American Caresource Corporation and Patient Infosystems, Inc. dated April 10, 2003.
10.65	^^	Twelfth Addendum to Lease Agreement dated as of April 28, 2003 between Patient Infosystems and Conifer Prince Street Associates.
10.66	^^	Thirteenth Addendum to Lease Agreement dated as of June 27, 2003 between Patient Infosystems and Conifer Prince Street Associates.
10.67	^^^	Amendment No. 1 to the Amended and Restated Agreement for the Purchase and Sale of Assets dated as of July 30, 2003 between Patient Infosystems and American Caresource Corporation.
10.68	^^^	Amendment No. 1 to the Note and Stock Purchase Agreement dated as of September 11, 2003 between Patient Infosystems and a group of investors.
10.69	^^^	Amendment No. 1 to the Credit Agreement dated as of July 30, 2003 between Patient Infosystems and American Caresource Corporation.
10.70	^^^	Amendment No. 2 to the Amended and Restated Agreement for the Purchase and Sale of Assets dated as of October 8, 2003 between Patient Infosystems and American Caresource Corporation.
10.71	+++	Third Addendum to Second Amended and Restated Credit Agreement dated as of December 31, 2003 between Patient Infosystems and Wells Fargo Bank, National Association.
10.72	+++	Form of Securities Purchase Agreement.
10.73	+++	Fourteenth Addendum to Lease Agreement dated as of May 18, 2004 between Patient Infosystems and Conifer Prince Street Associates.
10.74	+++	Form of Securities Purchase Agreement.
10.75	~~

Agreement of Purchase and Sale dated as of August 26, 2004 by and among the Registrant, CBCA Care Management, Inc. and CBCA, Inc. previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on September 1, 2004 and incorporated herein by reference.

10.76	~~	Fourth Addendum to Second Amended and Restated Credit Agreement dated as of September 21, 2004 between Patient Infosystems and Wells Fargo Bank, National Association.
10.77	~~	Modification Agreement dated as of September 22, 2004 between Patient Infosystems and Wells Fargo Bank, National Association.
10.78		Commercial Lease dated July 1, 1998 between Today Tristar, L.P. and American Caresource Corporation, as amended.
10.79		Lease dated July 1, 2002 between Madison Square Park, LLC and American Caresource Corporation.
10.80		Lease Agreement dated as of October 29, 1997 between Talcott Realty and SIA Brokerage, Inc., as amended by USI Care Management, Inc. and Carlyle Heritage II L.P.
10.81		Fourth Amendment to Lease dated December 6, 2004 between Carlyle Heritage II L.P. and CBCA Care Management, Inc.
10.82		Lease Agreement dated September 8, 2003 between Howard Hughes Properties, L.P. and CBCA Inc.

10.83	Credit Agreement dated December 1, 2004 between Well Fargo Bank, National Association and American Caresource Holdings, Inc.
10.84	Security Agreement dated December 1, 2004 between Well Fargo Bank, National Association and American Caresource Holdings, Inc.
10.85	First Addendum to Credit Agreement dated February 2, 2005 between Well Fargo Bank, National Association and American Caresource Holdings, Inc.
10.86	Fifth Addendum to Second Amended and Restated Credit Agreement dated as of February 2, 2005 between Patient Infosystems and Wells Fargo Bank, National Association

14.1	Code of Ethics

23.1	Consent of McGladrey & Pullen LLP
23.2	Consent of Deloitte & Touche LLP

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

~	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-KSB filed on March 30, 2004 and incorporated herein by reference.
~~	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-QSB filed on November 15, 2004 and incorporated herein by reference.
*	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form S-1 filed on July 3, 1996 and incorporated herein by reference.
**	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form S-8 filed on October 8, 2004 and incorporated herein by reference.
***	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed on April 2, 2001 and incorporated herein by reference.
+	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed on April 13, 1999 and incorporated herein by reference.
++	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed on March 30, 2000 and incorporated herein by reference.
+++	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-QSB filed on August 16, 2004 and incorporated herein by reference.
#	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed on April 10, 2002 and incorporated herein by reference.
##	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-Q filed on November 14, 2002 and incorporated herein by reference.
###	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed on March 31, 2003 and incorporated herein by reference.
^	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-QSB filed on May 15, 2003 and incorporated herein by reference.
^^	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-QSB filed on August 15, 2003 and incorporated herein by reference.
^^^	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-QSB filed on November 14, 2003 and incorporated herein by reference.

(b)	Reports on Form 8-K.

Patient Infosystems filed a current report on Form 8-K on October 7, 2004 filing an updated description of Patient Infosystems' capital stock.

Patient Infosystems filed a current report on Form 8-K on October 7, 2004 reporting that on September 22, 2004, Patient Infosystems had acquired all the outstanding stock of CBCA Care Management, Inc.

Patient Infosystems filed a current report on Form 8-K on November 16, 2004 filing a copy of a press release dated November 15, 2004 announcing Patient Infosystems' earnings for the three and nine month periods ended September 30, 2004.

Patient Infosystems filed a current report on Form 8-K on November 19, 2004 disclosing the appointment of three new independent directors of Patient Infosystems.

Patient Infosystems filed a current report on Form 8-K/A on December 6, 2004 updating the information provided in the report on Form 8-K dated October 7, 2004, reporting the financial information required in Item 7 thereof.

Item 14 Principal Accountant Fees and Services.

Relationship with Independent Auditors

Audit services performed by McGladrey & Pullen LLP and Deloitte & Touche LLP for the fiscal years 2004 and 2003, respectively, consisted of the examination of Patient Infosystems' financial statements, services related to filings with the Securities and Exchange Commission (“SEC”), acquisition audits and tax services.

Audit Fees

The aggregate fees billed by McGladrey & Pullen LLP for professional services rendered in connection with the audit of Patient Infosystems' annual financial statements for the year ended December 31, 2004, the review of Patient Infosystems' quarterly financial statements for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004, and services related to the consents required related to registration statements or review of other statements and reports filed by the registrant during the periods reported, were approximately $213,000 as compared to $83,750 for the same respective periods of 2003 which were paid to Deloitte & Touche LLP.

Audit-Related Fees

The aggregate audit related fees paid to McGladrey & Pullen LLP were approximately $162,000 representing audits related to acquisitions as compared to $5,440 for the year ended December 31, 2003 which were paid to Deloitte & Touche LLP. Service provided for this fee includes travel and other reimbursed expenses.

Tax Fees

The aggregate fees billed by RSM McGladrey, Inc. an entity associated with McGladrey & Pullen LLP, for professional services rendered related to taxes of Patient Infosystems for the year ended December 31, 2004 were approximately $26,000 as compared to $5,440 for the year ended December 31, 2003 which were paid to Deloitte & Touche LLP.

All Other Fees

There were no other fees billed by McGladrey & Pullen LLP or RSM McGladrey, Inc. for the year ended December 31, 2004 as compared to $45,000 for the year ended December 31, 2003 which were paid to Deloitte & Touche LLP. These fees related primarily to the consents required related to registration statements or review of other statements and reports filed by the registrant during the periods reported.

The Audit Committee considers at least annually whether the provision of non-audit services by McGladrey & Pullen LLP is compatible with maintaining auditor independence.

Pre-Approval of Audit and Permissible Non-Audit Services

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent auditors. Under the policy, pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Audit Committee may pre-approve particular services on a case-by-case basis. For each proposed service, the independent auditor is required to provide detailed back-up documentation at the time of approval. All audit and permissible non-audit services provided by McGladrey & Pullen LLP and or Deloitte & Touche LLP to Patient Infosystems for the fiscal years ended 2004 and 2003 were approved by the Audit Committee.

SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATIENT INFOSYSTEMS, INC.

By:	/s/ Roger L. Chaufournier	March 31, 2005
	Roger L. Chaufournier Chairman and Chief Executive Officer (Principal Executive Officer)	Date

Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Roger L. Chaufournier	March 31, 2005
	Roger L. Chaufournier Chairman and Chief Executive Officer (Principal Executive Officer)	Date
By:	/s/ Christine St. Andre	March 31, 2005
	Christine St. Andre President and Chief Operating Officer	Date
By:	/s/ Kent A. Tapper	March 31, 2005
	Kent A. Tapper Vice President Financial Planning (Principal Financial and Accounting Officer)	Date
By:	/s/ Derace L. Schaffer	March 31, 2005
	Derace L. Schaffer, M.D. Director	Date
By:	/s/ John Pappajohn	March 31, 2005
	John Pappajohn Director	Date
By:	/s/ Edward Berger	March 31, 2005
	Edward Berger Director	Date
By:	/s/ Robert Kaufman	March 31, 2005
	Robert Kaufman Director	Date
By:	/s/ Donald Ryan	March 31, 2005
	Donald Ryan Director	Date

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Patient Infosystems, Inc.

We have audited the accompanying consolidated balance sheet of Patient Infosystems, Inc. and subsidiaries (the Company) as of December 31, 2004, and the related consolidated statements of operations, cash flows and stockholders’ equity for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Patient Infosystems, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/McGladrey & Pullen, LLP

McGladrey & Pullen, LLP

Des Moines, Iowa

March 4, 2005

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Patient Infosystems, Inc.

Rochester, New York

We have audited the accompanying consolidated balance sheet of Patient Infosystems, Inc. and subsidiaries (the “Company”) as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Patient Infosystems, Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations and negative working capital raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Deloitte & Touche LLP

Deloitte & Touche LLP

Rochester, New York

March 30, 2004

PATIENT INFOSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2004 AND 2003

ASSETS	2004	2003

CURRENT ASSETS:
Cash and cash equivalents	$ 229,298	$ 397,851
Accounts receivable (net of doubtful accounts allowance of $65,902 and $52,141)	1,960,355	771,258
Prepaid expenses and other current assets	224,916	156,729
Total current assets	2,414,569	1,325,838

PROPERTY AND EQUIPMENT, net	877,213	305,551

Intangible assets (net of accumulated amortization of $848,806 and $586,830)	2,372,483	497,893
Goodwill	11,237,278	6,981,876

TOTAL ASSETS	$ 16,901,543	$ 9,111,158

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 1,483,684	$ 1,337,862
Bank overdrafts	-	189,608
Accrued salaries and wages	879,523	442,299
Accrued expenses	282,730	981,689
Accrued Interest	28,804	61,558
Accrued dividends	1,317,495	490,756
Current maturities of long term debt	21,355	294,117
Deferred revenue	269,246	336,598
Total current liabilities	4,282,837	4,134,487

LONG TERM DEBT	7,219,325	3,040,295

COMMITMENTS

STOCKHOLDERS' EQUITY:
Preferred stock - $.01 par value: shares authorized: 20,000,000
Series C, 9% cumulative, convertible
issued and outstanding: 2004 - 75,000, 2003 - 100,000	750	1,000
Series D, 9% cumulative, convertible
issued and outstanding: 2004 - 840,118, 2003 - 830,100	8,401	8,301
Common stock - $.01 par value:
authorized: 80,000,000; issued and outstanding:
2004 - 9,638,150, 2003 - 4,960,354	96,382	49,604
Additional paid-in capital	54,346,793	45,596,684
Unearned debt issuance cost	(1,689,244)	-
Accumulated deficit	(47,363,701)	(43,719,213)
Total stockholders' equity	5,399,381	1,936,376

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 16,901,543	$ 9,111,158

See notes to consolidated financial statements.

PATIENT INFOSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003

REVENUES	$ 15,736,649	$ 5,687,293

COSTS AND EXPENSES:
Cost of revenue	12,529,121	4,162,759
Sales and marketing	1,532,032	893,833
General and administrative	3,358,234	1,125,926
Research and development	130,443	131,782
Impairment of goodwill	802,105	-

Total costs and expenses	18,351,935	6,314,300

OPERATING LOSS	(2,615,286)	(627,007)

Debt financing costs	(812,630)	(2,143,120)
Interest expense	(139,177)	(753,685)
Other income	785	145,851

NET LOSS	(3,566,308)	(3,377,961)

CONVERTIBLE PREFERRED STOCK DIVIDENDS	(826,739)	(7,671,557)

NET LOSS ATTRIBUTABLE TO
COMMON STOCKHOLDERS	$ (4,393,047)	$ (11,049,518)

NET LOSS PER SHARE - BASIC AND DILUTED	$ (0.56)	$ (11.96)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	7,815,063	924,109

See notes to consolidated financial statements.

PATIENT INFOSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2004 AND 2003
	Common Stock		Preferred Stock		Additional Paid-in	Unearned Debt issuance	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Cost	Deficit	Equity

Balance at December 31, 2002	10,956,024	109,560	100,000	1,000	24,132,153	-	(32,912,952)	(8,670,239)

Exercise of stock options	400	4	-	-	32	-	-	36

Give effect to 1 for 12 reverse split of common stock	(10,043,389)	(100,434)	-	-	100,434	-	-	-

Issuance of common stock	4,047,319	40,474	-	-	6,759,023	-	-	6,799,497

Issuance of Series D Preferred	-	-	830,100	8,301	7,419,999	-		7,428,300
Beneficial Conversion on Series D issuance					7,428,300		(7,428,300)	-
Dividends on
Series C Convertible Preferred Stock	-	-	-	-	(90,000)	-	-	(90,000)
Series D Convertible Preferred Stock	-	-	-	-	(153,257)	-	-	(153,257)

Net loss for the year ended December 31, 2003	-	-	-	-	-	-	(3,377,961)	(3,377,961)

Balance at December 31, 2003	4,960,354	49,604	930,100	9,301	45,596,684	-	(43,719,213)	1,936,376

Exercise of stock options	83	1	-	-	88	-	-	89
Exercise of stock warrants	42,927	429	-	-	26,230	-	-	26,659
Issuance of common stock	4,384,786	43,848	-	-	7,194,352	-	-	7,238,200
Expenses of sale of common stock					(579,106)		-	(579,106)
Issuance of Series D Preferred	-	-	10,018	100	78,080	-		78,180
Beneficial conversion feature of Series D Preferred					78,180		(78,180)	-
Conversion of Series C Preferred to common stock	250,000	2,500	(25,000)	(250)	(2,250)	-	-	-
Issuance of warrants					324,150	-	-	324,150
Unearned portion					(44,750)	-	-	(44,750)
Debt issuance cost					2,501,874	(1,689,244)	-	812,630
Dividends on
Series C Convertible Preferred Stock	-	-	-	-	(71,056)	-	-	(71,056)
Series D Convertible Preferred Stock	-	-	-	-	(755,683)	-	-	(755,683)

Net loss for the year ended December 31, 2004	-	-	-	-	-	-	(3,566,308)	(3,566,308)

Balance at December 31, 2004	9,638,150	96,382	915,118	9,151	54,346,793	(1,689,244)	(47,363,701)	5,399,381

See notes to consolidated financial statements.

PATIENT INFOSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003

OPERATING :
Net loss	$ (3,566,308)	$ (3,377,961)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	453,686	310,433
Amortization of related to debt	812,630	2,143,120
Non-cash interest income	-	(129,499)
Impairment of goodwill	802,105	-
Compensation expense related to issuance of stock warrants and options	254,275	-
(Increase) decrease in accounts receivable	(1,108,759)	156,393
(Decrease) increase in prepaid expenses and other current assets	79,662	(34,960)
Increase in accounts payable	46,901	172,084
Increase in accrued salaries and wages	298,218	40,025
(Decrease) increase in accrued expenses	(703,091)	19,007
Increase in accrued interest	20,326	645,832
(Decrease) increase in deferred revenue	(67,352)	179,524

Net cash (used in) provided by operating activities	(2,677,707)	123,998

INVESTING:
Property and equipment additions	(585,855)	(34,185)
Property and equipment disposals and retirements	4,334	-
Purchase of American Caresource assets	(45,343)	(3,522,009)
Purchase of CBCA Care Management	(7,293,959)	-

Net cash used in investing activities	(7,920,823)	(3,556,194)

FINANCING:
Proceeds from the sale of common and preferred stock, net	7,245,798	36
Borrowings from directors	-	150,000
Borrowing from shareholders	-	3,675,000
Borrowing from line of credit	4,200,000	-
Decrease in bank overdraft	(189,608)	-
Payment of debt	(293,732)	-
Expenses related to the sale of capital stock	(532,481)	-

Net cash provided by financing activities	10,429,977	3,825,036

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(168,553)	392,840

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	397,851	5,011

CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 229,298	$ 397,851

Supplemental disclosures of cash flow information
Cash paid for interest expense	$ 152,609	$ 97,559

See notes to consolidated financial statements.

PATIENT INFOSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Patient Infosystems, Inc. and subsidiaries (the “Company”) designs and develops health care services to manage, collect and analyze patient-related information to improve patient compliance with prescribed treatment protocols or adherence with utilization guidelines. Through its various patient programs for disease, case, demand and utilization management, Patient Infosystems provides important benefits for the patient, the health care provider and the payor. American CareSource Holdings, Inc., a subsidiary of Patient Infosystems, is in the business of providing national administration, coordination and case management of ancillary healthcare services for employment groups through separate contracts with a national network of providers and it provides administration of patient claims for health care organizations.

During the year ended December 31, 2004, Patient Infosystems dissolved its wholly owned subsidiary, Patient Infosystems Canada, Inc., which ceased operations in January 2001, and merged the remaining assets and liabilities into Patient Infosystems.

The consolidated financial statements include the accounts of Patient Infosystems and its wholly owned subsidiaries, American Caresource Holdings, Inc. ("ACS") and CBCA Care Management, Inc. ("CMI"). Significant intercompany transactions and balances have been eliminated in consolidation.

Acquisitions - On December 31, 2003, Patient Infosystems acquired substantially all the assets and liabilities of American Caresource Corporation for a total purchase price of $5,800,209. The purchase consideration included (a) 1,100,000 shares of common stock valued at $1,848,000; (b) $3,679,499 of notes and accrued interest owed Patient Infosystems by American Caresource Corporation that was extinguished by the business combination and (c) $272,710 of direct expenses associated with the acquisition. The common stock issued in the transaction was valued at $1.68 per share based upon the measurement date for this transaction of April 14, 2003, which is the date the terms of the proposed transaction were agreed upon and announced to the public.

During 2004 the Company completed it’s valuation for the allocation of identifiable intangible assets and goodwill. As a result of the valuation $1,886,565 was allocated from goodwill to identifiable intangible assets. In addition $68,093 of additional expenses were incurred during 2004 and added to goodwill.

Information related to the acquisition is as follows:

Purchase price:	$ 5,800,209

Purchase allocation:
Current assets	504,087
Property and equipment	152,480
Identifiable intangible assets	2,348,565
Current liabilities	(2,033,915)
Long-term debt	(334,412)
Goodwill	5,163,404
$ 5,800,209

The acquisition of assets from American Caresource Corporation has been accounted for using the purchase method of accounting and accordingly, the results of operations from the acquired assets from January 1, 2004 have been included in the consolidated financial statements. In December 2003 Patient Infosystems formed ACS, a Delaware corporation, as wholly owned subsidiary to hold and operate the assets acquired from American Caresource Corporation.

On September 22, 2004, Patient Infosystems acquired all the outstanding equity of CMI for a total purchase price of $7,293,959 which included (1) $7,100,000 in cash and (2) direct expenses of $193,959. Patient Infosystems recorded the CMI acquisition using the purchase method of accounting.

Information related to the CMI acquisition is as follows:

Purchase price:	$ 7,293,959

Purchase allocation:
Property and equipment	181,852
Identifiable intangible assets	250,000
Current liabilities	(242,059)
Current assets	228,187
Goodwill	6,875,979
$ 7,293,959

The acquisition of CMI has been accounted for using the purchase method of accounting and accordingly, the results of operations of CMI from September 22, 2004 have been included in the consolidated financial statements.

The allocation of the identifiable intangible assets and goodwill of CMI has not been finalized and any required adjustments will be recorded as necessary when the information becomes available.

The following unaudited pro forma summary presents Patient Infosystems' consolidated results of operations for 2004 and 2003 as if the acquisitions of CMI and ACS had been consummated at January 1 of each respective year. The pro forma consolidated results of operations include certain pro forma adjustments, including the amortization of identifiable intangible assets, interest and expenses on certain debt.

	December 31,
	2004	2003
Revenue	$ 21,172,658	$ 21,689,656
Operational costs	(22,312,331)	(24,770,700)
Other costs	(2,290,427)	(3,206,933)
Net loss	(3,430,100)	(6,287,977)
Dividends and beneficial conversions	(826,738)	(8,265,390)
Net loss attributable to common shareholders	$ (4,256,838)	$(14,553,367)
Net loss per share	$ (0.54)	$ (2.93)
Weighted average common shares	7,815,063	4,960,339

The pro forma results are not necessarily indicative of those that would have occurred had the acquisition taken place at the beginning of the periods presented.

Going Concern - The accompanying 2004 and 2003consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The independent auditors report on the 2003 financial statements includes an explanatory paragraph indicating that recurring losses from operations and negative working capital raise substantial doubt about Patient Infosystems ability to continue as a going concern. As shown in the accompanying consolidated financial statements, Patient Infosystems incurred a net loss for 2003 of $3,377,961 and had negative working capital of $2,808,649 at December 31, 2003. These factors, among others, may indicate that as of December 31, 2003, Patient Infosystems would be unable to continue as a going concern for a reasonable period of time.

The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should Patient Infosystems be unable to continue as a going concern. Patient Infosystems' continuation as a going concern is dependant upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing and, ultimately, to attain successful operations.

Management is currently assessing Patient Infosystems' operating structure for the purpose of reducing ongoing expenses and increasing sources of revenue. The recently completed acquisition of CMI is being integrated into the operation of Patient Infosystems. Patient Infosystems is planning to divest its ACS subsidiary as a dividend to its shareholders. After such dividend, Patient Infosystems anticipates that ACS will become an independent public entity in which Patient Infosystems will hold less than 10% ownership (see note 9).

Opportunities to expand the existing customer relationships of the entire organization to include the services of all organizations are being assessed by management. Management believes that the increased revenue provided by CMI combined with the divestiture of ACS will allow Patient Infosystems access to working capital through its operations. In addition, successes in outcomes from disease management programs are continuing to be leveraged in an attempt to increase revenues from sales from both the Patient Infosystems, Inc. and its subsidiary, CMI.

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

Fair Value of Financial Instruments - Patient Infosystems' financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, borrowings from directors, a line of credit and long-term debt. The fair value of instruments is determined by reference to various market data and other valuation techniques, as appropriate. Unless otherwise disclosed, the fair value of short-term financial instruments approximates their recorded values due to the short-term nature of the instruments. Based on the borrowing rates currently available to Patient Infosystems for bank loans with similar terms and average maturities, the fair value of long-term debt approximates its carrying value.

Revenue Recognition and Deferred Revenue - Patient Infosystems' principal source of revenue are contracts for the provision of provider improvement services for federally funded health centers or disease, demand, case and utilization management services to self insured employers, health and welfare funds or other such entities that accept medical risk for defined populations. Deferred revenue represents amounts that may be billed in advance of delivery under these contracts.

Disease, demand, case and utilization management - Patient Infosystems' contracts may call for a per member per month, per employee per month or per-enrolled patient fee to be paid by the customer for a series of program services as defined in the contract or a fixed monthly fee which is intended to provide a defined set of services. The timing of customer payments varies by contract, but typically occurs in advance of the associated services being provided. Revenues from program operations are recognized ratably as the program services are delivered.

Ancillary health revenues are reported when services by providers have been authorized and performed and collections from payors are reasonably assured. Patient claims revenues are recognized by Patient Infosystems as the services are provided. Both ancillary health and patient claims revenues are reported at gross amounts billed and collectible.

Development Contracts - Patient Infosystems' program enhancements consist of specific changes or modifications to existing products requested by customers and are short-term in nature. Therefore, revenue is recognized upon delivery of the enhancement.

Cash and Cash Equivalents - Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less.

Concentrations of Credit Risk - Financial instruments, which potentially subject Patient Infosystems to concentration of credit risk, consist principally of cash and cash equivalents and accounts receivable. Management of Patient Infosystems believes it places its cash and cash equivalents with high credit quality institutions.

Patient Infosystems' current revenue is concentrated in a small number of customers, consequently, the loss of any one of its customers could have a material adverse effect on Patient Infosystems and its operations. During the years ended December 31, 2004 and 2003, the Patient Infosystems Segment had revenues of approximately $5.1 million (53%) and $3.2 million (57%), respectively, from a single customer and accounts receivable balances of $511,000 and $122,000 from that customer as of December 31, 2004 and 2003, respectively. The contract with this customer is due to renew on April 1, 2005, at which time Patient Infosystems anticipates that the revenue from this customer may decrease by as much as 45%. During the year ended December 31, 2004, the American Caresource Segment had revenues of approximately $3.9 million (65%) from two customers and an accounts receivable balance of $349,000 from those customers as of December 31, 2004. While Patient

Infosystems has found new sources of revenue, no assurance can be given that any such sources will provide the same amount of revenue, nor that such revenue sources will provide a comparable operating margin.

Property and Equipment - Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 10 years.

Asset Impairment - Patient Infosystems regularly assesses all of its long lived assets for impairment and recognizes a loss when the carrying value of an asset exceeds its fair value.

Intangible Assets – As a result of the business combinations that are more fully explained in Note 1 Acquisitions above, the following is a summary of the intangible assets of Patient Infosystems as of December 31, 2004:

	Gross Carrying Amount	Accumulated Amortization
Software, ACS	$ 427,581	$ 85,516
Contracts, ACS	1,920,984	128,066
Contracts, CMI (est)	250,000	12,500
Other intangibles	622,724	622,724
	$ 3,221,289	$ 848,806

The estimated aggregate amortization expenses for the next five years are as follows:

Year ending December 31,	Estimated Amortization Expense
2005	$ 264,000
2006	264,000
2007	264,000
2008	264,000
2009	166,000
TOTAL	$ 1,222,000

Goodwill – As a result of the business combinations that are more fully explained in Note 1 Acquisitions above, the following is a summary of the goodwill assets of Patient Infosystems as of December 31, 2004 and reportable changes by segment:

	CMI	ACS	Total
Balance, beginning	$ -	$ 6,981,876	$ 6,981,876
Final valuation adjustments	-	(1,818,472)	(1,818,472)
Adjusted balance	-	5,163,404	5,163,404
Acquired during the year	6,875,979	-	6,875,979
Impairment losses	-	(802,105)	(802,105)
Balance, ending	$ 6,875,979	$ 4,361,299	$11,237,278

The ACS segment was tested annually for impairment as of December 31. Based on an independent valuation of ACS in December 2004, a goodwill impairment loss of $802,105 was recognized in the ACS segment. The fair value of the ACS segment was estimated using the expected present value of future cash flows.

The CMI segment will be tested within 12 months of the acquisition, which occurred on September 22, 2004. Any impairment of the CMI Segment will be recorded in the quarter in which the testing takes place.

Research and Development - Research and development costs are expensed as incurred.

Income Taxes - Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards.

Net Loss Per Share – The calculations for the basic and diluted loss per share were based on net loss attributable to common stockholders of $4,393,047 and $11,049,518 and a weighted average number of common shares outstanding, of 7,815,063 and 924,109 for the years ended December 31, 2004 and 2003 after giving effect to the 1 for 12 reverse stock split approved by Patient Infosystems' stockholders on December 31, 2003, respectively. All per share information included in the consolidated financial statements and the footnotes thereto have been restated for effect of the 1 for 12 reverse stock split. The computation of fully diluted loss per share for 2004 and 2003 did not include 11,471,769 and 2,568,274 shares of common stock, respectively, which consist of the common equivalents of outstanding convertible preferred shares, options and warrants because the effect would be antidilutive due to the net loss in those years.

In 2004 Patient Infosystems was required to adopt the provisions of EITF 03-06  Participating Securities and the Two-Class Method Under FASB Statement No. 128 which effects the computation of earnings per share when there are convertible preferred securities outstanding.  Under the provisions of EITF 3-06, when Patient Infosystems experiences a net loss for the year, the convertible securities are not considered common stock equivalents unless they share in the losses of the common securities.  Based on the new guidance, the preferred shares are assumed to not share in the losses of the common shares and accordingly the 2003 loss per share of $3.25 presented previously has been revised as permitted using EITF 03-06 to $11.96.

The calculation of Patient Infosystems' net loss per share for the years ended December 31, 2004 and 2003 is as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2004	2003
Net Loss	$ (3,566,308)	$ (3,377,961)

Convertible preferred stock dividends	$ (826,739)	$ (7,671,557)

Net loss attributable to common stockholders	$ (4,393,047)	$ (11,049,518)

Weighted average Common Stock outstanding	7,815,063	924,109

Net Loss per share - Basic and Diluted	$ (0.56)	$ (11.96)

Retirement Plan - Patient Infosystems has a retirement plan that qualifies under Section 401(k) of the Internal Revenue Code. This retirement plan allows eligible employees to contribute a portion of their income on a pretax basis to the plan, subject to the limitations specified under the Internal Revenue Code. Patient Infosystems' annual contribution to the plan is at the discretion of the Board of Directors. Patient Infosystems made no contributions to this plan in 2004 and 2003.

New Accounting Pronouncements – In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Statndard (SFAS) No. 123(Revised), "Share-Based Payment" ("SFAS No.123(R)), establishing accounting standards for transactions in which an entity exchanges it equity instruments for goods or services. SFAS No. 123(R) also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments, or that may be settled by the issuance of those equity instruments. SFAS N. 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based stock awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123(R) replaces existing requirements under SFAS No. 123, "Accounting for Stock-Based Compensation," and eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25. The provisions of SFAS No. 123(R) are effective for Patient Infosystems on July 1, 2005. Patient Infosystems is currently assessing the financial statement impact of adopting SFAS No. 123(R).

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29" ("SFAS No. 153"), addressing the measurement of exchanges of nonmonetary assets. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar production assets in APB Opinion No. 29 "Accounting for Nonmonetary Exchanges," and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 with earlier application permitted.

Patient Infosystems does not expect adoption of the provisions of SFAS No. 153 to have a material impact on the consolidated financial statement, results of operations or liquidity of Patient Infosystems.

Stock-Based Compensation- Patient Infosystems accounts for stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”. As permitted by SFAS No. 123, Patient Infosystems continues to measure compensation for such plans using the intrinsic value based method of accounting, prescribed by Accounting Principles Board (“APB”), Opinion No. 25, “Accounting for Stock Issued to Employees.” Had compensation cost for Patient Infosystems' stock-based compensation plans been determined based on the fair value at the date of grant for awards consistent with the provisions of SFAS No. 123, Patient Infosystems' net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	2004	2003

Net loss attributable to common shareholders - as reported	$ (4,393,047)	$ (11,049,518)

Stock based compensation expense	(1,471,815)	(118,257)

Net loss - pro forma	(5,864,862)	(11,167,775)

Net loss per share - basic and diluted - as reported	$ (0.56)	$ (11.96)

Net loss per share - basic and diluted - pro forma	$ (0.75)	$ (12.08)

Weighted average common shares	7,815,063	924,109

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using assumed risk-free interest rates of 3.93% for the year ended December 31, 2004 and 3.79% for the year ended December 31, 2003 and an expected life of 7 years. The assumed dividend yield was zero. Patient Infosystems has used a volatility factor of 1.21 for the year ended December 31, 2004 and 0.98 for the year ended December 31, 2003. For purposes of pro forma disclosure, the estimated fair value of each option is amortized to expense over that option’s vesting period.

Consolidated Statements of Cash Flows – Supplemental noncash investing and financing activities for the years ended December 31, 2004 and 2003 are as follows:

	2004	2003
Common stock activities:
Borrowings from directors converted into common stock	$ -	$ 4,482,500
Common stock issued for services	44,250	-
Warrants issued as acquisition expense	22,750	-
Warrants issued as expense of sale of common stock	46,625	-
Accrued interest converted into common stock	-	438,099
Common stock issued in acquisition	-	1,848,000
Common stock issued for acquisition expenses	-	30,898
Warrants issued on debt guarantee	1,416,499	-
Total of noncash common stock activities	$ 1,530,124	$ 6,799,497
Preferred stock activities:
Borrowings from directors converted to preferred stock	$ -	$ 745,000
Borrowings from shareholders converted into preferred stock	-	3,675,000
Accrued interest converted into preferred stock	53,080	865,180
Issuance of preferred stock in connection with issuance of debt	-	2,143,120
Warrants issued on debt guarantee	1,085,375	-
Total noncash preferred stock activities	$ 1,138,455	$ 7,428,300
Dividends declared on Series C & D Convertible Preferred Stock	$ 826,739	$ 243,257
Value of beneficial conversion feature on Series D Convertible Preferred Stock recognized as a dividend	$ 78,080	$ 7,428,300

2.

SEGMENT INFORMATION

During the year ended December 31, 2004, Patient Infosystems operated in two segments: (i) Patient Infoystems, which includes disease management, demand management, provider improvement as well as case management and utilization review services which were acquired on September 22, 2004 through the acquisition of CMI and (ii) ACS, which includes ancillary benefits management services. Selected financial information on Patient Infosystems' segments for the years ended December 31, 2004 and 2003 and pro forma combined as if the ACS and CMI acquisition had occurred as of January 1 of each year, respectively, are presented as follows:

	Year ended December 31,
	2004	2004	2003	2003
Revenues		Pro Forma		Pro Forma
Patient Infosystems, Inc.	$ 7,624,144	$ 7,624,144	$ 5,687,293	$ 5,687,293
CBCA Care Management, Inc.	2,075,181	7,511,190	-	6,837,974
Segment total	9,699,325	15,135,334	5,687,293	12,525,267
American Caresource Holdings, Inc.	6,037,324	6,037,324	-	9,164,389
Total revenue	15,736,649	21,172,658	5,687,293	21,689,656

Cost of sales
Patient Infosystems, Inc.	5,485,642	5,485,642	4,162,759	4,162,759
CBCA Care Management, Inc.	1,202,890	5,050,745	-	4,719,665
Segment total	6,688,532	10,536,387	4,162,759	8,882,424
American Caresource Holdings, Inc.	5,840,589	5,840,589	-	10,289,128
Total cost of sales	12,529,121	16,376,976	4,162,759	19,171,552

Selling, General and Administrative
Patient Infosystems, Inc.	2,633,145	2,633,145	2,151,541	2,151,541
CBCA Care Management, Inc.	177,786	1,092,432	-	1,168,513
Segment total	2,810,931	3,725,577	2,151,541	3,320,054
American Caresource Holdings, Inc.	2,209,778	2,209,778	-	2,279,094
Total selling, general and administrative	5,020,709	5,935,355	2,151,541	5,599,148

Other
Patient Infosystems, Inc.	936,821	936,821	2,750,954	2,319,202
CBCA Care Management, Inc.	(1,889)	535,411	-	716,400
Segment total	934,932	1,472,232	2,750,954	3,035,602
American Caresource Holdings, Inc.	818,195	818,195	-	171,331
Total other	1,753,127	2,290,427	2,750,954	3.206.933

Net loss
Patient Infosystems, Inc.	(1,431,464)	(1,431,464)	(3,377,961)	(2,946,209)
CBCA Care Management, Inc.	696,394	832,602	-	233,396
Segment total	(735,070)	(598,862)	(3,377,961)	(2,712,813)
American Caresource Holdings, Inc.	(2,831,238)	(2,831,238)	-	(3,575,164)
Total net loss	(3,566,308)	(3,430,100)	(3,377,961)	(6,287,977)

Dividends	(826,738)	(826,738)	(7,671,557)	(8,265,390)

Net loss attributable to
common shareholders	(4,393,046)	(4,256,838)	(11,049,518)	(14,553,367)

Net loss per share basic and diluted	$ (0.56)	$ (0.54)	$ (11.96)	$ (2.93)
Weighted average common shares	7,815,063	7,815,063	924,109	4,960,339

3.

PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

	2004	2003

Computer software	$ 1,265,931	$ 686,792
Computer equipment	1,348,102	1,514,547
Telephone equipment	433,959	365,204
Leasehold improvements	110,901	64,897
Office furniture and equipment	375,866	395,720
	3,534,759	3,027,160

Less accumulated depreciation	2,657,546	2,721,609

Property and equipment, net	$ 877,213	$ 305,551

4.	Debt

Line of Credit - At December 31, 2004 and 2003, Patient Infosystems has borrowings outstanding totaling $7,200,000 and $3,000,000, respectively, under lines of credit, which is the maximum amount available under those lines of credit. The amount borrowed is due and payable on July 31, 2006. Interest is due and payable at maturity at a floating rate based upon LIBOR plus 1.75% (effective LIBOR rate for outstanding notes as of December 31, 2004 was between 2.125% and 3.5%). There is a commitment fee of 0.25% per annum on the average daily unused amount of the line of credit to be paid quarterly in arrears. The $7,000,000 of the line of credit is secured by substantially all of Patient Infosystems' assets and is guaranteed by Dr. Schaffer and Mr. Pappajohn, directors of Patient Infosystems. In consideration for their guarantees, Patient Infosystems granted to Dr. Schaffer and Mr. Pappajohn warrants to purchase an aggregate of 47,500 shares of Series D Convertible Preferred Stock, convertible into 475,000 shares of Patient Infosystems' common stock for $10.00 per preferred share and 1,000,000 shares of Patient Infosystems' common stock for $1.68 per share. $812,630 of expense was recorded during the year ended December 31, 2004 related to these warrants.

On December 1, 2004, ACS entered into a Credit Agreement with Wells Fargo Bank Iowa, N.A., which created a secured credit facility of $300,000 until July 31, 2006. Interest is due and payable at maturity at 5.25%. Mr. Pappajohn, a director of the both Patient Infosystems and ACS, guaranteed this credit facility. There was no compensation to Mr. Pappajohn related to this guarantee.

On February 2, 2005, ACS entered into the First Addendum to the Credit Agreement with Wells Fargo Bank Iowa, N.A., which increased the amount of that credit facility to $3,000,000. Dr. Schaffer and Mr. Pappajohn, directors of the both Patient Infosystems and ACS, guaranteed this extension. Also on February 2, 2005, Patient Infosystems entered into the Fifth Addendum to the Second Amended and Restated Credit Agreement with Wells Fargo Bank Iowa, N.A., which decreased the amount of this credit facility to $6,000,000. ACS repaid $1,000,000 of debt to Patient Infosystems debt using its credit facility, which Patient Infosystems used to retire $1,000,000 of its credit facility. In consideration of the guarantees, ACS is obligated to issue warrants to purchase 974,950 shares of ACS common stock at the fair market value per share to be established by the ACS Board of Directors based upon an independent appraisal. (see note 9).

Borrowings from directors – At December 31, 2004 there were no borrowings from any directors of Patient Infosystems. During to the year ended December 31, 2003, Patient Infosystems had borrowed $150,000 from Mr. Pappajohn and Dr. Schaffer.

On December 31, 2003, Patient Infosystems converted $4,482,500 in debt and $438,099 of accrued interest owed to Mr. Pappajohn and Dr. Schaffer into common stock by issuing 2,928,986 shares of Patient Infosystems' common stock using a value of $1.68 per common share. Additionally on December 31, 2003, Mr. Pappajohn agreed to convert his remaining debt of $745,000 and accrued interest of $711,110 into 145,611 shares of Patient Infosystems' Series D Convertible Preferred Stock at a price of $10.00 per preferred share. In January 2004, Mr. Schaffer converted his remaining accrued interest of $53,180 into 5,318 shares of Patient Infosystems' Series D Convertible Preferred Stock at a price of $10.00 per share. See Note 6.

Long-Term Debt - Long-term debt, including the lines of credit:

	As of December 31,
	2004	2003
Unsecured non-interest bearing note to a stockholder, payable in monthly installments of $10,127, maturing in December 2003	$ -	$ 40,507
Unsecured non-interest bearing obligation to a stockholder, payable in monthly installments of $5,000, maturing in April 2004	-	15,732
Unsecured loan at index rate plus 2.5% (6.5%) to a stockholder, due on demand	-	30,478
19% obligation assumed and due an individual in connection with the purchase of certain assets, payable in monthly installments of $2,000, maturing in December 2003	-	11,577
5% unsecured note payable to a client, with principal and interest maturing in March 2004	-	165,000
Other	-	7,610
Secured lines of credit at Wells Fargo Bank, maturing July 2006	7,200,000	-
Capital lease obligations (see note 8)	40,680	63,508
Total debt	7,240,680	334,412
Less current portion	(21,355)	(294,117)
Total long term debt	$ 7,219,325	$ 40,295

Schedule of payments over the next 5 years:
Year ended December 31,	Scheduled payments

2005	$ 21,355
2006	7,212,542
2007	6,783
Total	$ 7,240,680

5.

INCOME TAXES

There was no income tax expense for the years ended December 31, 2004 and 2003.

Income tax expense for the years ended December 31 differed from the U.S. federal income tax rate of 34% as a result of the following:

	2004	2003

Computed "expected" tax benefit	$ (1,212,545)	$ (1,148,507)

Change in the valuation allowance
for deferred tax assets	1,264,000	487,000

Amortization not deductible	-	728,660

State and local income taxes at statutory rates,
net of federal income tax benefit	(77,400)	(73,350)

Other, net	25,945	6,197

Total income tax expense	$ -	$ -

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities at December 31, are presented below.

Deferred income tax assets:	2004	2003

Accounts receivable, principally due
to allowance for doubtful accounts	$ 26,000	$ 21,000
Deferred revenue	108,000	135,000
Compensation	209,000	53,000
Net operating loss carryforwards	14,162,000	13,053,000
Tax credit carryforwards	75,000	75,000
Amortization of intangibles	154,000	153,000
Goodwill-ACS	156,000	-
Other	16,000	36,000
Total gross deferred income tax assets	14,906,000	13,526,000

Less valuation allowance	(14,725,000)	(13,461,000)

Net deferred income tax assets	181,000	65,000

Deferred income tax liabilities:

Property and equipment, principally due to
differences in depreciation and amortization	(50,000)	(9,000)
Goodwill-CMI	(46,000)	-
Other	(85,000)	(56,000)
Total gross deferred income tax liability	(181,000)	(65,000)

Net deferred income taxes	-	-

Management of Patient Infosystems has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets. The valuation allowance reduces deferred tax assets to zero, which represents management’s best estimate of the amount of such deferred tax assets that more likely than not will be realized.

At December 31, 2004 Patient Infosystems has net operating loss carryforwards of approximately $35,753,000, which are available to offset future taxable income, if any, which begin to expire in 2010. Patient Infosystems also has tax credit carryforwards for federal income tax purposes of approximately $75,000, which are available to reduce future federal income taxes, if any, which begin to expire in 2010. These loss and tax credit carryforwards may be subject to limitation by certain sections of the Internal Revenue Code relating to ownership changes.

6.	PREFERRED STOCK

On March 31, 2000, Patient Infosystems completed a private placement of 100,000 shares of newly issued Series C 9% Cumulative Convertible Preferred Stock (“Series C Preferred Stock”), raising $1,000,000 in total proceeds. These shares can be converted at any time by the holder into common stock at a rate of 8 shares of common stock to 1 share of Series C Preferred Stock. In 2003, this rate changed to 10 shares of common stock to 1 share of Series C Preferred Stock. Each share of Series C Preferred Stock has voting rights equivalent to 10 shares of common stock. During 2004, 25,000 shares of Series C Preferred Stock were converted into 250,000 shares of Patient Infosystems' common stock at the request of the holders. As of December 31, 2004, Patient Infosystems has accrued $408,556 in dividends since inception, which is payable to the Series C stockholders.

During 2003 Patient Infosystems issued a total of 301,582 shares of Series D 9% Cumulative Convertible Preferred Stock (“Series D Preferred Stock”) in connection with certain borrowings during 2003. In accordance with APB Opinion No. 14, a portion of the cash received totaling $2,143,120 was allocated to the preferred stock resulting in a debt discount in the same amount, which was fully amortized by December 31, 2003. Additionally, a beneficial conversion feature has arisen since the value recorded for the preferred stock, which is convertible into common stock, is less than the fair market value of the common stock totaling $5,177,458. While the resulting beneficial conversion feature totals $3,034,338, Patient Infosystems can only record a beneficial conversion equal to the value of the preferred stock recorded, $2,143,120. Such amount is reflected in the net loss attributable to the common stockholders for the year ended December 31, 2003 because the preferred stock is immediately convertible into Patient Infosystems' common stock. As of December 31, 2004, Patient Infosystems has accrued $908,939 in dividends since inception, which is payable to the Series D stockholders.

On December 31, 2003, $5,285,180 of debt and accrued interest was converted into 528,518 shares of Series D Preferred Stock at a price of $10.00 per share. Because the effective purchase price per common share was $1.00 per share while the fair market value on December 31, 2003 was $2.40 per share, there is a beneficial conversion feature of these Series D Convertible Preferred shares totaling $7,399,252. While the resulting beneficial conversion feature totals $7,399,252, Patient Infosystems can only record a beneficial conversion equal to the value of the preferred stock recorded, $5,285,180. Such amount is reflected in the net loss attributable to the common stockholders for the year ended December 31, 2003 because the preferred stock is immediately convertible into Patient Infosystems' common stock.

In January 2004, Patient Infosystems sold 4,700 shares of Series D Preferred Stock for $25,000 under substantially the same terms as the lenders during 2003 who converted their notes and accrued interest into Series D Preferred Stock at December 31, 2003. Additionally, Dr. Schaffer, a director of Patient Infosystems, converted $52,180 of accrued interest into 5,318 shares of Series D Preferred Stock.

The holders of Series C Preferred Stock and Series D Preferred Stock (collectively the "Preferred Stock") are entitled to ten votes for each share held of record on all matters submitted to a vote of stockholders. Holders of Preferred Stock are entitled to receive cumulative 9% dividends on an annual basis and ratably such dividends as may be declared by the Board of Directors of the Company out of funds legally available therefore. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, then, prior, and in preference to any distribution of any assets to the holders of Common Stock, the holders of Preferred Stock will be entitled to be paid in full in an amount equal to (i) a per share price for each share of Preferred Stock outstanding plus (ii) an amount equal to a cumulative, unpaid dividend at a 9% rate per annum plus (iii) an amount equal to all declared but unpaid dividends on each such share accrued up to such date of distribution.

One share of the Preferred Stock may be converted at any time, at the holder’s option, into ten shares of Common Stock. Holders of Preferred Stock have no preemptive rights. The conversion rate will be adjusted if the Company pays a dividend on its common stock or subdivides or combines its outstanding common stock. The conversion rate will also be adjusted if the Company issues or sells common stock or securities convertible into common stock at a price less than the then effective conversion rate, in which case the conversion rate will be adjusted to an amount equal to the effective price per share of the securities sold in the transaction giving rise to the adjustment.

Holders of a majority in voting power of the Series D Preferred Stock have the right to elect two members of the Board of Directors of the Company.

7.	STOCK OPTIONS AND WARRANTS

Patient Infosystems has an Employee Stock Option Plan (the “Stock Option Plan”) for the benefit of certain employees, non-employee directors, and key advisors. On December 23, 2004, the stockholders approved an amendment to the Stock Option Plan which (i) expanded the class of eligible participants to include nominees to the Board of Directors of Patient Infosystems and consultants engaged by Patient Infosystems and (ii) increased from 36,000 to 50,000 the number of shares of Common Stock underlying the one-time grant of a Non-Qualified Option to which non-employee directors or non-employee nominees of the Board of Directors may be entitled. On December 31, 2003, the stockholders approved an amendment to the Stock Option Plan that increased its authorized shares from 1,680,000 shares on a pre-split basis to 3,500,000 shares after giving effect to the 1 for 12 reverse stock split and increase in Patient Infosystems' overall authorized capital. On May 2, 2000, Patient Infosystems filed a Form S-8 registering 1,680,000 of the Stock Option Plan shares and on October 8, 2004 Patient Infosystems filed an amended Form S-8 which register the full 3,500,000 shares now authorized. Stock options granted under the Stock Option Plan may be of two types: (1) incentive stock options and (2) nonqualified stock options. The option price of such grants shall be determined by a Committee of the Board of Directors (the “Committee”), but shall not be less than the estimated fair market value of the common stock at the date the option is granted. The Committee shall fix the terms of the grants with no option term lasting longer than ten years. The ability to exercise such options shall be determined by the Committee when the options are granted. Generally, outstanding options vest at the rate of 20% per year

A summary of stock option activity follows:

	Outstanding	Weighted-Average
	Options	Exercise Price

Options outstanding at December 31, 2002	92,818	$ 9.12

Options granted during the year ended December 31, 2003	8,333	$ 2.40

Options forfeited by holders during the year
ended December 31, 2003	(58)	$ 1.08

Options exercised during the year ended December 31, 2002	(33)	$ 1.08

Options outstanding at December 31, 2003	101,160	$ 9.39

Options granted during the year ended December 31, 2004	1,755,000	$ 2.33

Options forfeited by holders during the year
ended December 31, 2004	(23,433)	$ 5.41

Options exercised during the year ended December 31, 2004	(83)	$ 1.08

Options outstanding at December 31, 2004	1,832,644	$ 2.68

Options exercisable at December 31, 2004	541,744	$ 3.46

Options available for grant at December 31, 2004	1,645,350

The following table summarizes information concerning outstanding and exercisable options at December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life	Price	Exercisable	Price

$1.08 - $3.99	1,787,064	6.61	$ 2.33	496,164	$ 2.27

$4.00 - $9.99	18,500	2.33	$ 6.76	18,500	$ 6.76

$10.00 - $33.00	27,080	3.93	$ 22.92	27,080	$ 22.92

	1,832,644			541,744

Patient Infosystems has warrants outstanding for the purchase of 1,188,450 shares of common stock and 47,500 shares of Series D Preferred Stock. Patient Infosystems values warrants using the Black Scholes method and a 5 year life. The warrants issued by Patient Infosystems are as follows:

	Warrants outstanding as of December 31,
	2004			2003
	shares	weighted average exercise price	fair market value	shares	weighted average exercise price	fair market value
Warrants outstanding
Common Stock	1,188,450	$1.75	$ 1,897,130	-	-	$ -
Series D Preferred	47,500	$10.00	1,085,375	-	-	-
Warrants Exercisable
Common Stock	1,147,200	$1.71	1,798,142	-	-	-
Series D Preferred	47,500	$10.00	1,085,375	-	-	-

8.	COMMITMENTS

Patient Infosystems has leases for an automobile, certain equipment and office space under non-cancelable lease agreements, which expire at various dates through October 2009.

Rent expense for office space for the years ended December 31, 2004 and 2003 was $524,189 and $139,256, respectively.

At December 31, 2004 minimum annual lease payments for operating and capital leases are as follows:

	Leases
Years ending December 31,	Capital	Operating
2005	$ 23,511	$ 640,038
2006	12,748	447,321
2007	6,783	437,429
2008	-	328,005
2009	-	191,079

less amount that is interest	(2,363)	-
Net present value of
minimum lease payments	$ 40,680	$2,043,871

9.	Subsequent Event

Distribution of American Caresource Holdings, Inc.: On February 14, 2005, ACS. filed with the Securities and Exchange Commission a prospectus that relates to the distribution by dividend to all the shareholders of Patient Infosystems of up to 10,000,000 shares of common stock of ACS. Patient Infosystems is not selling any shares of ACS common stock in this offering and therefore will not receive any proceeds from this offering. 1,000,000 shares will be retained by Patient Infosystems.

ACS is currently a wholly-owned subsidiary of Patient Infosystems. After the distribution, ACS will be an independent public company.

Under the proposed distribution, holders of Patient Infosystems common stock would receive one share of ACS common stock for every two shares of Patient Infosystems common stock that they hold. Holders of fewer than two shares of Patient Infosystems common stock will receive one share of ACS common stock. Holders of patient Infosystems Series C preferred stock or Series D preferred stock will receive one share of ACS common stock for every two shares of Patient Infosystems common stock which are issuable upon the conversion of the preferred stock they hold.

Once the proposed distribution is effective, Patient Infosystems will operate in only one segment. That segment will consolidate the results of operations of Patient Infosystems, Inc. and CBCA Care Management, Inc. The pro forma results of operations of Patient Infosystems is as follows:

Patient Infosystems segment statement of operations for the years ended December 31, which includes pro forma information as if the acquisitions had occurred on January 1, 2003 is shown below:
	2004	2003	2004	2003
			pro forma	pro forma
Revenue	$ 9,699,325	$ 5,687,293	$ 15,135,334	$ 12,525,267

Cost of goods	6,688,532	4,162,759	10,536,387	8,882,424
Selling, general and administrative	2,810,931	2,151,541	3,725,577	3,320,054
Operational profit (loss)	199,862	(627,007)	873,370	322,789

Other	934,932	2,750,954	1,472,232	3,035,602
Net loss	$ (735,070)	$ (3,377,961)	$ (598,862)	$ (2,712,813)
10.	QUARTERLY RESULTS (UNAUDITED)

The following is a summary of the unaudited interim results of operations by quarter:

	First	Second	Third	Fourth
Year ended December 31, 2004:
Revenues	$ 4,020,937	$ 3,072,922	$ 3,373,820	$ 5,268,970
Gross margin	850,232	466,989	572,058	1,318,249
Net loss	(771,699)	(710,674)	(658,315)	(1,425,620)
Net loss attributable to common shareholders	(1,058,913)	(916,576)	(864,217)	(1,553,340)
Net loss per common share	(0.20)	(0.14)	(0.09)	(0.16)

Year ended December 31, 2003:
Revenues	$ 947,679	$ 1,580,037	$ 1,429,692	$ 1,729,885
Gross margin	186,077	395,182	321,916	621,359
Net loss	(505,206)	(1,006,198)	(1,190,639)	(675,918)
Net loss attributable to common shareholders	(527,706)	(2,496,016)	(1,858,563)	(6,167,233)
Net loss per common share	(0.58)	(2.73)	(2.04)	(6.45)

46 Prince Street

Rochester, NY 14607

585-242-7200 Fax: 585-244-1367

www.ptisys.com