Form 10QSB
period 2005-03-31
PATIENT INFOSYSTEMS INC
filed 2005-05-16
CIK 1017813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:       March 31, 2005

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

(585) 242-7200

(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 13, 2005, 9,985,957 shares of the Company’s common stock, par value $0.01 per share, were outstanding.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PATIENT INFOSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED) AS OF

ASSETS	March 31, 2005	December 31, 2004
CURRENT ASSETS:
Cash and cash equivalents	$ 685,656	$ 229,298
Accounts receivable	1,471,882	1,960,355
Prepaid expenses and other current assets	279,525	224,916
Total current assets	2,437,063	2,414,569

Property and equipment, net	800,581	877,213

OTHER ASSETS:
Intangible assets	2,306,589	2,372,483
Goodwill	11,237,278	11,237,278

TOTAL ASSETS	$ 16,781,511	$ 16,901,543

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 1,152,896	$ 1,483,684
Accrued salaries and wages	954,471	879,523
Accrued expenses	343,104	311,534
Accrued dividends	1,523,330	1,317,495
Current maturities of long-term debt	18,607	21,355
Deferred revenue	82,628	269,246
Total current liabilities	4,075,036	4,282,837

LINE OF CREDIT	7,800,000	7,200,000
LONG-TERM DEBT	16,628	19,325

STOCKHOLDERS' EQUITY:
Preferred stock - $.01 par value: shares authorized: 20,000,000
Series C, 9% cumulative, convertible, issued and outstanding – 74,800
as of March 31, 2005 and 75,000 as of December 31, 2004	748	750
Series D, 9% cumulative, convertible, issued and outstanding – 830,708
as of March 31, 2005 and 840,118 as of December 31, 2004	8,307	8,401
Common stock - $.01 par value: shares authorized:
80,000,000; issued and outstanding - 9,880,540 as of March 31, 2005,
9,638,150 as of December 31, 2004	98,805	96,382
Additional paid-in capital	54,639,938	54,346,793
Unearned debt issuance cost	(1,613,178)	(1,689,244)
Accumulated deficit	(48,244,773)	(47,363,701)
Total stockholders' equity	4,889,847	5,399,381

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 16,781,511	$ 16,901,543

See notes to unaudited consolidated financial statements.

PATIENT INFOSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATION (UNAUDITED)

	Three Months Ended
	March 31,
	2005	2004
REVENUES
Disease, Demand and Care Management Fees	$ 3,294,446	$ 2,344,427
Ancillary Benefits Management Fees	1,309,184	1,676,510

Total revenues	4,603,630	4,020,937

COSTS AND EXPENSES
Cost of sales	3,752,666	3,170,705
Sales and marketing	444,917	371,122
General and administrative	874,910	1,016,861
Research and development	36,869	32,607

Total costs and expenses	5,109,362	4,591,295

OPERATING LOSS	(505,732)	(570,358)

OTHER EXPENSE
Financing Cost	(290,555)	(171,375)
Interest expense, net	(84,785)	(29,966)

NET LOSS	(881,072)	(771,699)

CONVERTIBLE PREFERRED STOCK DIVIDENDS	(205,835)	(287,214)

NET LOSS ATTRIBUTABLE TO
COMMON STOCKHOLDERS	$ (1,086,907)	$ (1,058,913)

NET LOSS PER SHARE - BASIC AND DILUTED	$ (0.11)	$ (0.20)

WEIGHTED AVERAGE COMMON SHARES	9,703,156	5,348,800

See notes to unaudited consolidated financial statements.

PATIENT INFOSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31, 2005	March 31, 2004

OPERATING ACTIVITIES:
Net loss	$ (881,072)	$ (771,699)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	429,439	280,687
Compensation expense related to warrants	11,187	223,088
Decrease (increase) in accounts receivable	488,473	(107,247)
Increase in prepaid expenses and other current assets	(6,609)	(171)
Decrease in accounts payable	(330,788)	(55,310)
Increase in accrued salaries and wages	74,948	76,533
Increase (decrease) in accrued expenses	31,570	(190,489)
Decrease in deferred revenue	(186,618)	(230,909)

Net cash used in operating activities	(369,370)	(775,517)

INVESTING ACTIVITIES:
Property and equipment additions	(44,458)	(41,860)

Net cash used in investing activities	(44,458)	(41,860)

FINANCING ACTIVITIES:
Borrowing from Line of Credit	600,000	-
Decrease in bank overdraft	-	(189,608)
Payment of debt	(5,445)	(235,519)
Proceeds from the sale of capital stock	275,631	1,663,180
Expenses related to the sale of capital stock	-	(115,000)

Net cash provided by financing activities	870,186	1,123,053

NET INCREASE IN CASH AND CASH EQUIVALENTS	456,358	305,676

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	229,298	397,851

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 685,656	$ 703,527

Supplemental disclosures cash flow information
Cash paid for interest expense	$ 84,785	$ 29,966

See notes to unaudited consolidated financial statements.

PATIENT INFOSYSTEMS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements for the period ended March 31, 2005

1.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, American Caresource Holdings, Inc. (“ACS”), which was created in December 2003 and CBCA Care Management Inc. (“CM”), which the Company purchased on September 22, 2004. Significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying consolidated financial statements for the three month period ended March 31, 2005 and March 31, 2004 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. Certain reclassifications of 2004 amounts have been made to conform to 2005 presentation. The results of operations for the three month ended March 31, 2005 are not necessarily indicative of the results for the entire year ending December 31, 2005.

Acquisitions - On September 22, 2004, the Company acquired all the outstanding equity of CBCA Care Management, Inc. for a total purchase price of $7,293,959, which included (1) $7,100,000 in cash and (2) estimated direct expenses of $193,959. The Company recorded the CBCA Care Management, Inc. acquisition using the purchase method of accounting.

Earnings per share - The calculations for the basic and diluted loss per share for the three month period ended March 31, 2005 and 2004 did not include options and warrants to purchase, respectively, 3,351,124 and 2,040,460 shares of common stock, nor the common equivalent shares issuable upon conversion of 74,800 and 830,708 shares, respectively, of Series C Preferred Stock and Series D Preferred Stock because the effect would have been antidilutive due to the net loss in those periods. The computation of basic and diluted net loss per share is as follows:

	Three Months Ended
	March 31,
	2005	2004

Net loss	$ (881,072)	$ (771,699)

Convertible preferred Stock dividends	(205,835)	(287,214)

Net loss attributable to Common Stockholders	$ (1,086,907)	$ (1,058,913)

Weighted average common shares	9,703,156	5,348,800

Net loss per share - Basic and diluted	$ (0.11)	$ (0.20)

Stock-Based Compensation – In 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This standard provides alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the standard also requires prominent disclosures in the Company’s financial statements about the method of accounting used for stock-based employee compensation, and the effect of the method used when reporting financial statements.

The Company accounts for stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”. As permitted by SFAS No. 123, the Company continues to measure compensation for such plans using the intrinsic value based method of accounting, prescribed by Accounting Principles Board (“APB”), Opinion No. 25, “Accounting for Stock Issued to Employees.” Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the date of grant for awards consistent with the provisions of SFAS No. 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	Three Months Ended
	March 31,
	2005	2004
Net loss attributable to common
shareholders - as reported	($1,086,907)	($1,058,913)

Stock compensation expense	(116,031)	(1,161,959)

Net loss - pro forma	(1,202,938)	(2,220,872)

Net loss per share - basic
and diluted - as reported	($0.11)	($0.20)

Net loss per share - basic
and diluted - pro forma	($0.12)	($0.42)

Weighted average common shares	9,703,156	5,348,800

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using an expected life of 7 years and assumed risk-free interest rates of 4.33% as of March 31, 2005 and 3.93% as of December 31, 2004. The assumed dividend yield was zero. The Company has used a volatility factor of 109% as of March 31, 2005 and 121% as of December 31, 2004. For purposes of pro forma disclosure, the estimated fair value of each option is amortized to expense over such option’s vesting period.

2.

On February 2, 2005, ACS entered into the First Addendum to the Credit Agreement with Wells Fargo Bank Iowa, N.A., which increased the amount of that credit facility to $3,000,000. Dr. Schaffer and Mr. Pappajohn, directors of the both Patient Infosystems and ACS, guaranteed this extension. Also on February 2, 2005, Patient Infosystems entered into the Fifth Addendum to the Second Amended and Restated Credit Agreement with Well Fargo Bank Iowa, N.A., which decreased the amount of this credit facility to $6,000,000. ACS repaid $1,000,000 of debt to Patient Infosystems debt using its credit facility, which Patient Infosystems used to retire $1,000,000 of its credit facility. In consideration of the guarantees, ACS is obligated to issue warrants to purchase 974,950 shares of ACS common stock valued at $214,489 using the Black-Scholes method.

3.	On March 30, 2005, Mr. Pappajohn and Dr. Schaffer signed a letter to the Company in which they made a commitment to obtain the operating funds that the Company believes would be sufficient to fund its operations through January 1, 2006. There can be no assurances given that Mr. Pappajohn or Dr. Schaffer can raise either the required working capital through the sale of the Company’s securities or that the Company can borrow the additional amounts needed.

4.

During the three months ended March 31, 2005, the Company operated in two segments: (i) Patient Infoystems, which includes disease management, demand management, provider improvement as well as case management and utilization review services which were acquired on September 22, 2004 through the acquisition of CM and (ii) ACS, which includes ancillary benefits management services. Selected financial information on the Company’s segments for the three month periods ended March 31, 2005 and 2004 are presented as follows:

		Three Months ended March 31,
		2005	2004
	Revenues
	Patient Infosystems, Inc.	$ 3,294,446	$ 2,344,427
	American Caresource Holdings, Inc.	1,309,184	1,676,510
	Total revenue	4,603,630	4,020,937

	Cost of goods
	Patient Infosystems, Inc.	2,491,027	1,526,595
	American Caresource Holdings, Inc.	1,261,639	1,644,110

	Selling, General and Administrative
	Patient Infosystems, Inc.	825,104	601,792
	American Caresource Holdings, Inc.	531,592	818,798

	Other
	Patient Infosystems, Inc.	340,891	196,772
	American Caresource Holdings, Inc.	34,449	4,569

	Net loss
	Patient Infosystems, Inc.	(362,576)	19,268
	American Caresource Holdings, Inc.	(518,496)	(790,967)
	Total net loss	(881,072)	(771,699)

5.

Distribution of American Caresource Holdings, Inc.: On February 14, 2005, ACS filed with the Securities and Exchange Commission a registration statement that relates to the distribution by dividend to all the shareholders of Patient Infosystems of up to 11,000,000 shares of common stock of ACS. Patient Infosystems is not selling any shares of ACS common stock in this offering and therefore will not receive any proceeds from this distribution. 1,000,000 shares will be retained by Patient Infosystems.

ACS is currently a wholly-owned subsidiary of Patient Infosystems. After the distribution, ACS will be an independent public company.

Under the proposed distribution, it is anticipated that holders of Patient Infosystems common stock would receive one share of ACS common stock for every two shares of Patient Infosystems common stock that they hold. Holders of fewer than two shares of Patient Infosystems common stock will receive one share of ACS common stock. Holders of Patient Infosystems Series C preferred stock or Series D preferred stock will receive one share of ACS common stock for every two shares of Patient Infosystems common stock which are issuable upon the conversion of the preferred stock they hold.

Item 2. Management’s Discussion and Analysis or Plan of Operations.

Management’s discussion and analysis provides a review of the Company’s operating results for the three month period ended March 31, 2005 as compared to the three month period ended March 31, 2004 and a review of the Company’s financial condition at March 31, 2005 as compared to March 31, 2004 and December 31, 2004. The focus of this review is on the underlying reasons for significant changes and trends affecting the revenues, net earnings and financial condition of the Company. This review should be read in conjunction with the accompanying unaudited consolidated financial statements.

In an effort to give investors a well-rounded forward-looking view of the Company’s current condition and future opportunities, this Quarterly Report on Form 10-QSB includes information from the Company’s management about future performance and results. Because they are forward-looking, this information involves uncertainties. These uncertainties include the Company’s ability to continue its operations as a result of, among other things, continuing losses, working capital short falls, uncertainties with respect to sources of capital, recent terminations of client relationships, risks of market acceptance of or preference for the Company’s systems and services, competitive forces, the impact of changes in government regulations, general economic factors in the healthcare industry and other factors discussed in the Company’s filings with the Securities and Exchange Commission including the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

Results of Operations

To assist the reader’s understanding of the results of operations, each of the Company’s segments, Patient Infosystems, Inc. and American Caresource Holdings, Inc., will be presented separately using the following segmented statement of operations.

	Three Months ended March 31,
	Patient Infosystems		American Caresource
	2005	2004	2005	2004

Revenues	$ 3,294,446	$ 2,344,427	$ 1,309,184	$ 1,676,510
Costs and expenses
Cost of goods	2,491,027	1,526,595	1,261,639	1,644,110
Sales and marketing	292,738	222,010	152,179	149,112
General and Administrative	495,497	347,175	379,413	669,686
Research & Development	36,869	32,607	-	-
Total costs and expenses	3,316,131	2,128,387	1,793,231	2,462,908
Operating loss	(21,685)	216,040	(484,047)	(786,398)
Other	(340,891)	(196,772)	(34,449)	(4,569)
Net loss	(362,576)	19,268	(518,496)	(790,967)

PATIENT INFOSYSTEMS SEGMENT INFORMATION

Revenues

Revenues consist of revenues from operations and other fees. Revenues increased 40.5% to $3,294,445 for the three months ended March 31, 2005, from $2,344,427 for the three months ended March 31, 2004.

	Three Months Ended
	March 31,
Revenues	2005	2004
Operations Fees
Provider Improvement	$ 1,161,149	$ 1,858,103
Case and Utilization Management	1,594,099	-
Disease and demand management	537,605	483,638
Total Operations Fees	3,292,853	2,341,741
Other Fees	1,593	2,686

Total Revenues	$ 3,294,446	$ 2,344,427

Provider innovations and improvement fee revenues are primarily attributable to assistance provided to organizations for the management of patients with chronic disease, including information technology support, learning organization services and data analysis and reporting. More than 95% of the provider innovation and improvement revenue is related to a subcontract with the Institute for Healthcare Improvement. Provider improvement fee revenues for the three month period ended March 31, 2005 decreased to $1,161,149 as compared to $1,858,103 for the same period of 2004. The Company does not have a long term agreement with the Institute for Healthcare Improvement and no assurances can be given that Patient Infosystems will continue to provide these services at the current levels, or at all. Revenue recognized during the three month period ended March 31, 2005 is not necessarily indicative of the results to be expected for the entire year ending December 31, 2005. The contracts for substantially all of the provider improvement services are annual in nature, the largest of which ended as of March 31, 2005. The current contract with IHI expired on March 31, 2005, Patient Infosystems anticipates that the revenue from this customer may decrease by as much as 45%. Patient Infosystems anticipates renewing this contract and is therefore continuing to provide these services during the renewal process. No assurance can be given that the contract will be renewed.

Case and utilization management fee revenues are primarily attributable to the operations of the Company’s wholly owned subsidiary, CBCA Care Management, Inc. The Company acquired CBCA Care Management, Inc. on September 22, 2004. During the three month period ended March 31, 2005, the Company had $1,594,099 of case and utilization management revenue. CBCA Care Management, Inc. had revenue of $1.8 million during the three month period ended March 31, 2004 prior to the acquisition. The decrease was primarily due to the non-renewal of services by Park Place Entertainment which had $202,710 of revenue during the three months ended March 31, 2004 and no revenue in 2005. Revenue recognized during the three month period ended March 31, 2005 is not necessarily indicative of the results to be expected for the entire year ending December 31, 2005.

Disease and demand management fee revenues are primarily attributable to the operation of Patient Infosystems’ call center and the delivery of Care Team Connect for Health directly to patients. Disease and demand management fee revenues for the three month period ended March 31, 2005 increased to $537,605 as compared to $483,638 for the same period of 2004. The increase in these fees is primarily attributable to new sales of Care Team Connect. Patient Infosystems is actively marketing its disease and demand management services and anticipates continuing to sell its services. No assurances can be given that Patient Infosystems will be able to sell its demand and disease management services, or, to the extent there are sales, that any such sales will have a material effect on the financial condition of

Patient Infosystems.

Other fee revenues for the three month period ended March 31, 2005 was $1,593 as compared to $2,686 for the same respective period of 2004. Patient Infosystems received other revenues for (i) development fees from a variety of customers for creation of, or modification to, specific programs and (ii) license fees. Patient Infosystems has completed substantially all services under these agreements. Development fee revenues include clinical, technical and operational design or modification of Patient Infosystems’ primary disease management programs. Patient Infosystems anticipates that revenue from development fees will continue to be low unless Patient Infosystems enters into new development agreements. Patient Infosystems has not entered into any new licensing agreements and the revenue for the current period reflects revenue generated exclusively from the existing agreements.

Costs and Expenses

Cost of sales includes salaries and related benefits, services provided by third parties, and other expenses associated with the implementation and delivery of Patient Infosystems’ provider improvement, case and utilization management and demand and disease management programs. Cost of sales for the three month period ended March 31, 2005 was $2,491,027 as compared to $1,526,595 for the same period of 2004. The increase in these costs was primarily the result of the additional $1.1 million of costs attributable to CM. Patient Infosystems anticipates that revenue must increase for it to recognize economies of scale adequate to improve its margins and so that costs of sales will not exceed revenue. No assurance can be given that revenues will increase or that, if they do, they will exceed costs and expenses.

Sales and marketing expenses consist primarily of salaries, related benefits, travel costs, sales materials and other marketing related expenses. Sales and marketing expenses for the three months ended March 31, 2005 was $292,738 as compared to $222,010 for the same period of 2004. Patient Infosystems anticipates expansion of Patient Infosystems’ sales and marketing staff and expects it will continue to invest in the sales and marketing process, and that such expenses related to sales and marketing may increase in future periods.

General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operating expenses of Patient Infosystems. General and administrative expenses for the three month period ended March 31, 2005 was $495,497 as compared to $347,175 for the same period of 2004. These expenditures have been incurred to maintain the corporate infrastructure necessary to support anticipated program operations and to support the increased operations attributable to CM. General and administrative expenses may increase in future periods as it continues to establish the resources needed to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

Research and development expenses consist primarily of salaries and related benefits and administrative costs associated with the development of certain components of Patient Infosystems’ integrated information capture and delivery system, as well as development of Patient Infosystems' standardized disease management programs and Patient Infosystems’ Internet based technology products. Research and development expenses for the three month period ended March 31, 2005 was $36,869 compared to $32,607 for the same respective period of 2004.

Patient Infosystems recorded other expenses for the three month period ended March 31, 2005 of $340,891as compared to $196,772 for the same respective period of 2004. This change was principally due to the interest and financing cost related to debt.

	2005	2004
Interest and financing costs	(340,891)	(193,972)
Other	-	(2,782)
Total other expense	(340,891)	(196,772)

Patient Infosystems had a net loss for the three month period ended March 31, 2005 of $362,576 as compared to a gain of $19,268 for the same respective period of 2004.

AMERICAN CARESOURCE SEGMENT INFORMATION

Revenues

Revenues of American CareSource Holdings, Inc. (“ACS”) are comprised of revenues from ancillary service claims and processing of patient claims. Revenues decreased to $1.3 million from $1.7 million during the three month periods ended March 31, 2005 and 2004, respectively, or 22%.

	Three Months Ended
	March 31,
Revenues	2005	2004

Ancillary Health	$ 1,208,862	$ 1,544,848
Patient Claims	100,322	131,662
Total Revenues	$ 1,309,184	$ 1,676,510

Ancillary health claims revenue for the three month period ended March 31, 2005 decreased to $1,208,862 as compared to $1,544,848 for the same respective period of 2004. This decrease is primarily attributable to the cancellation of contracts during 2004 by Pinnacol Assurance (“Pinnacol”). Pinnacol notified ACS on December 19, 2003 of its intent to terminate its contract with ACS effective March 18, 2004, and was winding down through the first quarter of 2004. There was $536,000 of revenue from Pinnacol during the three months ended March 31, 2004 as compared to no revenue from Pinnacol in 2005. ACS will continue to expand its provider network by seeking to restore relationships with providers previously in the network and adding new providers as ACS obtaines new client payor contracts. ACS expects to see growth in the number of client and payor relationships due to increased emphasis on sales. No assurances can be given that ACS will be able to continue to expand its provider or payor relationships, nor that any such expansion will result in an improvement in the results of operations of ACS.

The processing of patient claims revenues for the three month period ended March 31, 2005 decreased to $100,322 as compared to $131,662 for the same respective period of 2004. The Company does not expect to increase its revenues from claims processing in future periods.

Costs and Expenses

Cost of revenues includes provider payments, direct expenses incurred for providing services and the related direct labor and overhead of providing such services. ACS is not liable for costs incurred by its contracted providers unless and until these providers obtain approval from the appropriate payors and provide the contracted services and ACS receives payment from the payors. Costs of revenues also include direct expenses to administer claims, including direct labor associated with recruitment and contracting with providers, database maintenance, data entry of claims, claims repricing, fulfillment and overhead costs. Costs of revenues for the three month period ended March 31, 2005 decreased to $1,261,639 as compared to $1,644,110 for the same respective period of 2004. This decrease was primarily due to the associated decrease of $377,000 in provider payments which a resulted from the loss of business from Pinnacol in 2004.

Sales and marketing expenses include the salaries and related benefits of ACS’ account development employees, travel and other costs for those employees, and sales materials and other marketing or sales expenses of ACS. Commissions paid to independent outside salespeople are based directly on net margin per client. Payments to providers and all billing and processing of claims expenses are included in cost of revenues. Sales and marketing expenses for the three month period ended March 31, 2005 was $152,179 as compared to $149,112 for the same respective period of 2004. ACS anticipates continued investment in the sales and marketing process, and that expenses related to sales and marketing may continue to increase in future periods.

General and administrative expenses include the salaries and related benefits of ACS’ executive employees, systems development and finance and accounting employees, travel and other costs for those employees. General and administrative expenses for the three month period ended March 31, 2005 was $379,413 as compared to $669,686 for the same respective period of 2004. The reduction was primarily due to a one-time warrant compensation expense of $211,900 charged in the three months ended March 31, 2004.

Other expense is primarily interest expense related to debt and certain capital leases and financing costs. Other expense for the three month period ended March 31, 2005 of $34,449 as compared to $4,569 for the same respective period of 2004. Interest expense may increase to the extent that borrowing increases in future periods, but is expected to be minimal. Financing costs consist of amortization of the value assigned to warrants issued to affiliates for guarantee of debt (see Liquidity and Capital Resources), these costs should remain constant until fully amortized in July of 2006, unless additional warrants are issued for further guarantees.

	2005	2004
Financing costs	$ 23,832	$ -
Interest	10,617	4,569
Total other expense	$ 34,449	$ 4,569

ACS had a net loss for the three month period ended March 31, 2005 of $518,496 as compared to $790,967 for the same respective periods of 2004.

INCOME (LOSS)

The Company reported a net loss attributable to common shareholders for the three month period ended March 31, 2005 of $1,086,907 as compared to $1,058,913 for the same period of 2004. This represents a loss per share of $0.11 for the three month period ended March 31, 2005 as compared to $0.20 for the same period of 2004. During the three months ended March 31, 2005, the Company was obligated to record a dividend of $205,835 on the outstanding preferred stock of the Company.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, the Company had a working capital deficit of $1,637,973 as compared to a deficit of $1,868,268 at December 31, 2004. Through March 31, 2005, these amounts reflect the effects of the Company’s continuing losses and borrowings. Since its inception, the Company has primarily funded its operations, working capital needs and capital expenditures from the sale of equity securities or the incurrence of debt.

On December 31, 2003, the Company entered into the Third Addendum to the Second Amended and Restated Credit Agreement with Well Fargo Bank Iowa, N.A., which extended the term of the $3,000,000 credit facility to July 31, 2005. Mr. Pappajohn and Dr. Schaffer guaranteed this extension. In consideration for their guarantees, in February 2004 the Company granted to Dr. Schaffer and Mr. Pappajohn warrants to purchase an aggregate of 47,500 shares of Series D Convertible Preferred Stock, which are convertible into 475,000 shares of the Company’s common stock for $10.00 per preferred share. The Company valued these warrants at $1,085,375 using the Black-Scholes method. The value of these warrants was recorded as unearned debt issuance cost and will be amortized as financing costs over the nineteen month period of the loan guarantee.

On September 21, 2004, the Company entered into the Fourth Addendum to the Second Amended and Restated Credit Agreement with Well Fargo Bank Iowa, N.A., which increased the amount of the credit facility to $7,000,000 and extended the term to July 31, 2006. Dr. Schaffer and Mr. Pappajohn, directors of the Company, guaranteed these extensions. In consideration of their guarantees, in September 2004 the Company granted to Dr. Schaffer and Mr. Pappajohn warrants to purchase an aggregate of 1,000,000 shares of the Company’s common stock for $1.68 per share. The Company valued these warrants at $1,416,500 using the Black-Scholes method. The value of these warrants was recorded as unearned debt issuance costs and will be amortized as financing costs over the 23 month period of the loan guarantee. During the three and nine months ended March 31, 2005, the Company recorded a financing cost of $203,158 and $545,908, respectively.

On February 2, 2005, ACS entered into the First Addendum to the Credit Agreement with Wells Fargo Bank Iowa, N.A., which increased the amount of that credit facility to $3,000,000. Dr. Schaffer and Mr. Pappajohn, directors of the both Patient Infosystems and ACS, guaranteed this extension. Also on February 2, 2005, Patient Infosystems entered into the Fifth Addendum to the Second Amended and Restated Credit Agreement with Well Fargo Bank Iowa, N.A., which decreased the amount of this credit facility to $6,000,000. ACS repaid $1,000,000 of debt to Patient Infosystems debt using its credit facility, which Patient Infosystems used to retire $1,000,000 of its credit facility. In consideration of the guarantees, ACS is obligated to issue warrants to purchase 974,950 shares of ACS common stock at the fair market value valued at $214,489 using the Black-Scholes method.

On March 30, 2005, Mr. Pappajohn and Dr. Schaffer signed a letter to the Company in which they made a commitment to obtain the operating funds that the Company believes would be sufficient to fund its operations through January 1, 2006. There can be no assurances given that Mr. Pappajohn or Dr. Schaffer can either invest or raise the required working capital through the sale of the Company’s securities or that the Company can borrow the additional amounts needed.

The Company has expended significant amounts to expand its operational capabilities, including increasing its administrative and technical costs. While Patient Infosystems has both curtailed its spending levels and increased its revenue, to the extent that revenue for ACS and the rest of the Company's business do not increase substantially, the Company’s losses will continue and its available capital will diminish further. The Company’s operations are currently being funded by borrowings and the sale of equity securities. There can be no assurances given that the Company can raise either the required working capital through the sale of its securities or that Patient Infosystems can borrow the additional amounts needed. In such instance, if Patient Infosystems is unable to identify additional sources of capital, it will likely be forced to curtail or cease operations.

SUBSEQUENT EVENTS

Distribution of Common Stock of American Caresource Holdings, Inc.: On February 14, 2005, ACS. filed with the Securities and Exchange Commission a prospectus that relates to the distribution by dividend to all the shareholders of Patient Infosystems of up to 10,000,000 shares of common stock of ACS. Patient Infosystems is not selling any shares of ACS common stock in this offering and therefore will not receive any proceeds from this distribution. 1,000,000 shares will be retained by Patient Infosystems.

ACS is currently a wholly-owned subsidiary of Patient Infosystems. After the distribution, ACS will be an independent public company.

Under the proposed distribution, it is anticipated that holders of Patient Infosystems common stock would receive one share of ACS common stock for every two shares of Patient Infosystems common stock that they hold. Holders of fewer than two shares of Patient Infosystems common stock will receive one share of ACS common stock. Holders of patient Infosystems Series C preferred stock or Series D preferred stock will receive one share of ACS common stock for every two shares of Patient Infosystems common stock which are issuable upon the conversion of the preferred stock they hold.

Once the proposed distribution is effective, Patient Infosystems will operate in only one segment. That segment will consolidate the results of operations of Patient Infosystems, Inc. and CBCA Care Management, Inc.

INFLATION

Inflation did not have a significant impact on the Company’s costs during the three month period ended March 31, 2005. The Company continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

FORWARD LOOKING STATEMENTS

When used in this and in future filings of the Company with the Securities and Exchange Commission (“SEC”), in the Company’s press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases “will likely result,” “expects,” “plans,” “will continue,” “is anticipated,” “estimated,” “project,” or “outlook” or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements, including those made with respect to future sources of revenue, new customers and control of costs and expenses, are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These uncertainties include the Company’s ability to continue its operations as a result of, among other things, continuing losses, working capital short falls, uncertainties with respect to sources of capital, risks of market acceptance of or preference for the Company’s systems and services, competitive forces, the impact of changes in government regulations, general economic factors in the healthcare industry and other factors discussed in the Company’s filings with the SEC including the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. The Company has no obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Item 3. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Vice President, Financial Planning, has evaluated the effectiveness of our disclosure controls and procedure as of March 31, 2005. Based upon this evaluation, our Chief Executive Officer and Vice President, Financial Planning concluded that our disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

A former employee of American Caresource Corporation filed a lawsuit on June 16, 2004 entitled Schrier v. American Caresource Corporation, (Ind. Superior Ct.), alleging that she was terminated on February 5, 2003 in retaliation for refusing to engage in illegal conduct.  She alleges that American Caresource Corporation engaged in various activities that would have constituted violations of agreements with customers, various laws, rules and regulations and would have resulted in inaccurate financial information being provided to the Company in connection with the acquisition transaction.  The plaintiff has demanded damages of $123,000. On May 4, 2005, the plaintiff entered into a Memorandum of Mediated Settlement in which the plaintiff agreed to dismiss the court action and American Caresource Holdings agreed to pay a total of $20,000 to the plaintiff and the plaintiff's attorney. The parties agreed to share the cost of the mediator.

Item 6. Exhibits

Exhibit #	Description of Exhibits

Exhibit #		Description of Exhibits
3.1	~	Certificate of Amendment to the Certificate of Incorporation
3.2	*	By-Laws

4.1	**	Patient Infosystems, Inc. Amended and Restated Stock Option Plan
4.2	***

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

10.76	~~	Fourth Addendum to Second Amended and Restated Credit Agreement dated as of September 21, 2004 between Patient Infosystems and Wells Fargo Bank, National Association.
10.77	~~	Modification Agreement dated as of September 22, 2004 between Patient Infosystems and Wells Fargo Bank, National Association.
10.78	~~~	Commercial Lease dated July 1, 1998 between Today Tristar, L.P. and American Caresource Corporation, as amended.
10.79	~~~	Lease dated July 1, 2002 between Madison Square Park, LLC and American Caresource Corporation.
10.80	~~~	Lease Agreement dated as of October 29, 1997 between Talcott Realty and SIA Brokerage, Inc., as amended by USI Care Management, Inc. and Carlyle Heritage II L.P.
10.81	~~~	Fourth Amendment to Lease dated December 6, 2004 between Carlyle Heritage II L.P. and CBCA Care Management, Inc.
10.82	~~~	Lease Agreement dated September 8, 2003 between Howard Hughes Properties, L.P. and CBCA Inc.
10.83	~~~	Credit Agreement dated December 1, 2004 between Well Fargo Bank, National Association and American Caresource Holdings, Inc.
10.84	~~~	Security Agreement dated December 1, 2004 between Well Fargo Bank, National Association and American Caresource Holdings, Inc.
10.85	~~~	First Addendum to Credit Agreement dated February 2, 2005 between Well Fargo Bank, National Association and American Caresource Holdings, Inc.

10.86	~~~	Fifth Addendum to Second Amended and Restated Credit Agreement dated as of February 2, 2005 between Patient Infosystems and Wells Fargo Bank, National Association
10.87		Fifteenth Addendum to Lease Agreement dated as of May 18, 2004 between Patient Infosystems and Conifer Prince Street Associates.

14.1	~~~	Code of Ethics

31.1		Certification of the President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

~	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-KSB filed on March 30, 2004 and incorporated herein by reference.
~~	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-QSB filed on November 15, 2004 and incorporated herein by reference.
~~~	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-KSB filed on March 31, 2005 and incorporated herein by reference.
*	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form S-1 filed on July 3, 1996 and incorporated herein by reference.
**	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form S-8 filed on October 8, 2004 and incorporated herein by reference.
***	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed on April 2, 2001 and incorporated herein by reference.
+	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed on April 13, 1999 and incorporated herein by reference (File Number 0-22319).
++	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed on March 30, 2000 and incorporated herein by reference.
+++	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-QSB filed on August 16, 2004 and incorporated herein by reference.
#	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed on April 10, 2002 and incorporated herein by reference.
##	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-Q filed on November 14, 2002 and incorporated herein by reference.
###	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed on March 31, 2003 and incorporated herein by reference.
^	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-QSB filed on May 15, 2003 and incorporated herein by reference.
^^	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-QSB filed on August 15, 2003 and incorporated herein by reference.
^^^	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-QSB filed on November 14, 2003 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATIENT INFOSYSTEMS, INC.

Date: May 16, 2004	By:
	Name:	Kent A. Tapper
	Title:	Senior Vice President

(Principal Financial Officer)

Date: May 16, 2004	By:

Christine St. Andre

President

(Authorized Officer and

Executive Officer)