Form 10QSB/A
period 2005-03-31
PATIENT INFOSYSTEMS INC
filed 2005-05-26
CIK 1017813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB/A

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

PATIENT INFOSYSTEMS, INC.

Date: May 26, 2004	By:/s/Kent A. Tapper
	Name:	Kent A. Tapper
	Title:	Senior Vice President

(Principal Financial Officer)

Date: May 26, 2004	By:/s/Christine St. Andre

Christine St. Andre

President

(Authorized Officer and

Executive Officer)

18