Form 10QSB
period 2005-06-30
PATIENT INFOSYSTEMS INC
filed 2005-08-15
CIK 1017813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2005

OR

[	]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	0-22319

PATIENT INFOSYSTEMS, INC.

(Exact name of small business issuer as specified in its charter)

__________Delaware_________________	_________16-1476509______________
(State or other jurisdiction of	(I.R.S. Employer Identification No.)

incorporation or organization)

46 Prince Street, Rochester, NY 14607

(Address of principal executive offices)

(585) 242-7200

(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 16, 2005, 10,710,118 shares of the Company’s common stock, par value $0.01 per share, were outstanding.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PATIENT INFOSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED) AS OF

ASSETS	June 30, 2005	December 31, 2004
CURRENT ASSETS:
Cash and cash equivalents	$ 304,982	$ 229,298
Accounts receivable	975,896	1,960,355
Prepaid expenses and other current assets	398,302	224,916
Total current assets	1,679,180	2,414,569

Property and equipment, net	852,856	877,213

OTHER ASSETS:
Intangible assets	2,240,695	2,372,483
Goodwill	11,237,278	11,237,278

TOTAL ASSETS	$ 16,010,009	$ 16,901,543

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 888,400	$ 1,483,684
Accrued salaries and wages	840,963	879,523
Accrued expenses	438,574	311,534
Accrued dividends	1,626,866	1,317,495
Current maturities of long-term debt	20,077	21,355
Deferred revenue	64,604	269,246
Total current liabilities	3,879,484	4,282,837

LINE OF CREDIT	8,100,000	7,200,000
LONG-TERM DEBT	70,675	19,325

STOCKHOLDERS' EQUITY:
Preferred stock - $.01 par value: shares authorized: 20,000,000
Series C, 9% cumulative, convertible, issued and outstanding - 73,800
as of June 30, 2005 and 75,000 as of December 31, 2004	738	750
Series D, 9% cumulative, convertible, issued and outstanding - 869,572
as of June 30 2005 and 840,118 as of December 31, 2004	8,696	8,401
Common stock - $.01 par value: shares authorized:
80,000,000; issued and outstanding - 10,710,118 as of June 30, 2005,
9,638,150 as of December 31, 2004	107,101	96,382
Additional paid-in capital	54,853,303	54,346,793
Deferred debt issuance cost	(1,310,708)	(1,689,244)
Accumulated deficit	(49,699,280)	(47,363,701)
Total stockholders' equity	3,959,850	5,399,381

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 16,010,009	$ 16,901,543

See notes to unaudited consolidated financial statements.

PATIENT INFOSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATION (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

REVENUES
Disease, Demand and Care Management Fees	$ 2,671,536	$ 1,679,726	$ 5,965,982	$ 4,024,153
Ancillary Benefits Management Fees	1,038,817	1,393,196	2,348,001	3,069,706

Total revenues	3,710,353	3,072,922	8,313,983	7,093,859

COSTS AND EXPENSES
Cost of sales	3,152,976	2,605,933	6,905,642	5,776,638
Sales and marketing	603,658	326,511	1,048,575	697,633
General and administrative	971,706	628,970	1,846,616	1,645,831
Research and development	35,828	25,627	72,697	58,234

Total costs and expenses	4,764,168	3,587,041	9,873,530	8,178,336

OPERATING LOSS	(1,053,815)	(514,119)	(1,559,547)	(1,084,477)

OTHER EXPENSE
Financing Cost	(302,471)	(171,375)	(593,026)	(342,750)
Other expense, net	(98,221)	(25,180)	(183,006)	(55,146)

NET LOSS	(1,454,507)	(710,674)	(2,335,579)	(1,482,373)

CONVERTIBLE PREFERRED STOCK DIVIDENDS	(203,739)	(205,902)	(409,574)	(493,116)

NET LOSS ATTRIBUTABLE TO
COMMON STOCKHOLDERS	$ (1,658,246)	$ (916,576)	$ (2,745,153)	$ (1,975,489)

NET LOSS PER SHARE - BASIC
AND DILUTED	$ (0.16)	$ (0.14)	$ (0.27)	$ (0.33)

WEIGHTED AVERAGE COMMON SHARES	10,309,242	6,589,015	10,010,242	5,972,007

See notes to unaudited consolidated financial statements.

PATIENT INFOSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2004

OPERATING ACTIVITIES:
Net loss	$ (2,335,579)	$ (1,482,373)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	876,322	517,683
Compensation expense related to warrants	44,750	234,275
Decrease (increase) in accounts receivable	984,459	(10,286)
Increase in prepaid expenses and other current assets	(125,286)	31,114
Increase in accounts payable	(595,284)	(164,189)
Increase in accrued salaries and wages	(38,560)	22,636
Increase (decrease) in accrued expenses	127,040	(792,564)
Decrease in deferred revenue	(204,642)	(193,789)

Net cash used in operating activities	(1,266,780)	(1,837,493)

INVESTING ACTIVITIES:
Property and equipment additions	(199,528)	(51,849)
Property and equipment disposals and retirements	24,277	4,206

Net cash used in investing activities	(175,251)	(47,643)

FINANCING ACTIVITIES:
Borrowing from Line of Credit	900,000	-
Decrease in bank overdraft	-	(189,608)
Payment of debt	50,072	(271,523)
Proceeds from the sale of capital stock	567,643	7,343,039
Expenses related to the sale of capital stock	-	(533,658)

Net cash provided by financing activities	1,517,715	6,348,250

NET INCREASE IN CASH AND CASH EQUIVALENTS	75,684	4,463,114

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	229,298	397,851

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 304,982	$ 4,860,965

Supplemental disclosures cash flow information
Cash paid for interest expense	$ 84,785	$ 55,146

See notes to unaudited consolidated financial statements.

PATIENT INFOSYSTEMS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements for the period ended June 30, 2005

1.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, American Caresource Holdings, Inc. (“ACS”), which was created in December 2003 and CBCA Care Management Inc. (“CM”), which the Company purchased on September 22, 2004. Significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying consolidated financial statements for the three and six month periods ended June 30, 2005 and June 30, 2004 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. Certain reclassifications of 2004 amounts have been made to conform to 2005 presentation. The results of operations for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results for the entire year ending December 31, 2005.

Acquisitions - On September 22, 2004, the Company acquired all the outstanding equity of CBCA Care Management, Inc. for a total purchase price of $7,293,959, which included (1) $7,100,000 in cash and (2) estimated direct expenses of $193,959. The Company recorded the CBCA Care Management, Inc. acquisition using the purchase method of accounting.

Earnings per share - The calculations for the basic and diluted loss per share for the three and six month periods ended June 30, 2005 and 2004 did not include options and warrants to purchase 1,653,751 and 2,023,877 shares of common stock which were outstanding as of June 30, 2005 and 2004, respectively, nor the common equivalent shares issuable upon conversion of 73,800 and 869,572 shares, respectively, of Series C Preferred Stock and Series D Preferred Stock because the effect would have been antidilutive due to the net loss in those periods. The computation of basic and diluted net loss per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net loss	$(1,454,507)	$ (710,674)	$(2,335,579)	$(1,482,373)

Convertible preferred Stock dividends	(203,739)	(205,902)	(409,574)	(493,116)

Net loss attributable to
Common Stockholders	$(1,658,246)	$ (916,576)	$(2,745,153)	$(1,975,489)

Weighted average common shares	10,309,242	6,589,015	10,010,242	5,972,007

Net loss per share - Basic and diluted	$ (0.16)	$ (0.14)	$ (0.27)	$ (0.33)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss attributable to common
shareholders - as reported	($1,658,246)	($916,576)	($2,745,153)	($1,975,489)

Stock compensation expense	(378,788)	(95,843)	(450,452)	(1,257,802)

Net loss - pro forma	(2,037,034)	(1,012,419)	(3,195,605)	(3,233,291)

Net loss per share - basic
and diluted - as reported	($0.16)	($0.14)	($0.27)	($0.33)

Net loss per share - basic
and diluted - pro forma	($0.20)	($0.15)	($0.32)	($0.54)

Weighted average common shares	10,309,242	6,589,015	10,010,242	5,972,007

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using an expected life of 7 years and assumed risk-free interest rates of 3.86% as of June 30, 2005 and 3.93% as of December 31, 2004. The assumed dividend yield was zero. The Company has used a volatility factor of 104% as of June 30, 2005 and 121% as of December 31, 2004. For purposes of pro forma disclosure, the estimated fair value of each option is amortized to expense over such option’s vesting period.

2.

On February 2, 2005, ACS entered into the First Addendum to the Credit Agreement with Wells Fargo Bank Iowa, N.A., which increased the amount of that credit facility to $3,000,000. Dr. Schaffer and Mr. Pappajohn, directors of the both Patient Infosystems and ACS, guaranteed this extension. Also on February 2, 2005, Patient Infosystems entered into the Fifth Addendum to the Second Amended and Restated Credit Agreement with Well Fargo Bank Iowa, N.A., which decreased the amount of this credit facility to $6,000,000. ACS repaid $1,000,000 outstanding under this credit agreement using its credit facility. In consideration of the guarantees, ACS issued warrants to purchase 974,950 shares of ACS common stock to Mr. Pappajohn and Dr. Schaffer valued at $214,489 using the Black-Scholes method.

On August 9,2005, ACS entered into the Second Addendum to the Credit Agreement with Wells Fargo bank, N.A. which increased the amount of that credit facility to $4,000,000. Mr. Pappajohn and

Dr. Schaffer guaranteed this extension. In consideration for their guarantees ACS may grant additional warrants to Mr. Pappajohn and Dr. Schaffer. Any additional warrants will be granted under substantially the same terms as those previously issued by ACS.

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

4.

During the six months ended June 30, 2005, the Company operated in two segments: (i) Patient Infoystems, which includes disease management, demand management, provider improvement as well as case management and utilization review services which were acquired on September 22, 2004 through the acquisition of CM and (ii) ACS, which includes ancillary benefits management services. Selected financial information on the Company’s segments for the three and six month periods ended June 30, 2005 and 2004 are presented as follows:

		Three Months ended June 30,		Six Months ended June 30,
		2005	2004	2005	2004
	Revenues
	Patient Infosystems, Inc.	$ 2,671,536	$ 1,679,726	$ 5,965,982	$ 4,024,153
	American Caresource Holdings, Inc.	1,038,817	1,393,196	2,348,001	3,069,706
	Total revenue	3,710,353	3,072,922	8,313,983	7,093,859

	Cost of goods
	Patient Infosystems, Inc.	2,062,063	1,264,083	4,553,090	2,790,678
	American Caresource Holdings, Inc.	1,090,913	1,341,850	2,352,552	2,985,960

	Selling, General and Administrative
	Patient Infosystems, Inc.	1,044,468	537,341	1,869,572	1,139,133
	American Caresource Holdings, Inc.	566,724	443,767	1,098,316	1,262,565

	Other
	Patient Infosystems, Inc.	340,759	190,658	681,650	387,430
	American Caresource Holdings, Inc.	59,933	5,897	94,382	10,466

	Net loss
	Patient Infosystems, Inc.	(775,754)	(312,356)	(1,138,330)	(293,088)
	American Caresource Holdings, Inc.	(678,753)	(398,318)	(1,197,249)	(1,189,285)
	Total net loss	(1,454,507)	(710,674)	(2,335,579)	(1,482,373)

5.

Distribution of American Caresource Holdings, Inc.: On February 14, 2005, ACS filed with the Securities and Exchange Commission a registration statement that relates to the distribution by dividend to all the shareholders of Patient Infosystems over 90% of the common stock of ACS held by Patient Infosystems. 1,000,000 shares will be retained by Patient Infosystems which is less than a 10% ownership. The registration statement also covers the sale of the shares owned by Patient Infosystems from time to time in the open market. No market currently exists for the shares of common stock of ACS and no assurance can be given that one will develop.

ACS is currently a wholly-owned subsidiary of Patient Infosystems. After the distribution, ACS will be an independent public company.

Under the proposed distribution, it is anticipated that holders of Patient Infosystems common stock would receive one share of ACS common stock for every two shares of Patient Infosystems common stock that they hold. Holders of fewer than two shares of Patient Infosystems common stock will receive one share of ACS common stock. Holders of Patient Infosystems Series C preferred stock or Series D preferred stock will receive one share of ACS common stock for every two shares of Patient Infosystems common stock which are issuable upon the conversion of the preferred stock they hold. The ACS shares may only be distributed by Patient Infosystems if the value of the ACS shares is not greater than the excess of Patient Infosystems’ assets over its liabilities and stated capital at the time of the distribution. The Board of Directors of Patient Infosystems will only authorize the distribution if it can be assured that such condition is satisfied at the time the distribution would be made.

Item 2. Management’s Discussion and Analysis or Plan of Operations.

Management’s discussion and analysis provides a review of the Company’s operating results for the three and six month periods ended June 30, 2005 as compared to the three and six month periods ended June 30, 2004 and a review of the Company’s financial condition at June 30, 2005 as compared to June 30, 2004 and December 31, 2004. The focus of this review is on the underlying reasons for significant changes and trends affecting the revenues, net earnings and financial condition of the Company. This review should be read in conjunction with the accompanying unaudited consolidated financial statements.

On February 14, 2005, ACS filed with the Securities and Exchange Commission a prospectus that relates to the distribution by dividend to all the shareholders of Patient Infosystems of up to 10,000,000 shares of common stock of ACS, such number of shares to be registered may be adjusted as of the record date of the proposed distribution. 1,000,000 shares will be retained by Patient Infosystems.

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

Once the proposed distribution is effective, Patient Infosystems will operate in only one segment. That segment will consolidate the results of operations of Patient Infosystems, Inc. and CBCA Care Management, Inc. while the historical results of ACS will be presented as discontinued operations.

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

Results of Operations

To assist the reader’s understanding of the results of operations, each of the Company’s segments, Patient Infosystems, Inc. and American Caresource Holdings, Inc., will be presented separately.

PATIENT INFOSYSTEMS SEGMENT INFORMATION

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004

Revenues	$ 2,671,536	$ 1,679,726	$ 5,965,982	$ 4,024,153
Costs and expenses
Cost of goods	2,062,063	1,264,083	4,553,090	2,790,678
Sales and marketing	469,697	225,508	762,435	447,518
General and Administrative	538,943	286,206	1,034,440	633,381
Research & Development	35,828	25,627	72,697	58,234
Total costs and expenses	3,106,531	1,801,424	6,422,662	3,929,811
Operating income (loss)	(434,995)	(121,698)	(456,680)	94,342
Other	(340,759)	(190,658)	(681,650)	(387,430)
Net loss	(775,754)	(312,356)	(1,138,330)	(293,088)

Revenues

Revenues consist of revenues from operations and other fees. Revenues increased 59% to $2,671,535 for the three month period ended June 30, 2005, from $1,679,726 for the three months ended June 30, 2004. Revenues increased 48.3% to $5,965,980 for the six month period ended June 30, 2005, from $4,024,153 for the six month period ended June 30, 2004.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues	2005	2004	2005	2004
Operations Fees
Provider Improvement	$ 625,584	$ 1,165,916	$ 1,786,733	$ 3,024,019
Case and Utilization Management	1,515,879	-	3,109,978	-
Disease and demand management	528,884	505,425	1,066,489	989,063
Total Operations Fees	2,670,347	1,671,341	5,963,200	4,013,082
Other Fees	1,189	8,385	2,782	11,071

Total Revenues	$ 2,671,536	$ 1,679,726	$ 5,965,982	$ 4,024,153

Provider innovations and improvement fee revenues are primarily attributable to assistance provided to organizations for the management of patients with chronic disease, including information technology support, learning organization services and data analysis and reporting. More than 95% of the provider innovation and improvement revenue is related to a subcontract with the Institute for Healthcare Improvement (“IHI”). Provider improvement fee revenues for the three and six month periods ended June 30, 2005 decreased to $625,584 and $1,786,733, respectively, as compared to $1,165,916 and $3,024,019 for the same respective periods of 2004. When the IHI renewed its agreement it reduced the scope and associated revenue for services to be rendered during for the three month period ended June 30, 2005 as compared to any of the prior periods presented. The Company does not have a long term agreement with the IHI and no assurances can be given that Patient Infosystems will continue to provide these services at the current levels, or at all. Revenue recognized during the three and six month periods ended June 30, 2005 is not necessarily indicative of the results to be expected for the entire year ending December 31, 2005. The current contract with IHI expires on September 30, 2005. Patient Infosystems anticipates renewing this contract under substantially the same terms, although no assurance can be given that the contract will be renewed. Patient Infosystems is actively marketing these services to interested parties other than the Institute for Healthcare Improvement and anticipates increases in Provider Improvement revenue to the extent that such efforts are successful, although no assurances can be given that any new contracts can be obtained under terms favorable to Patient Infosystems.

Case and utilization management fee revenues are primarily attributable to the operations of the Company’s wholly owned subsidiary, CBCA Care Management, Inc. The Company acquired CBCA Care Management, Inc. on September 22, 2004. During the three and six month periods ended June 30, 2005, the Company had $1,515,879 and $3,109,978 of case and utilization management revenue, respectively. CBCA Care Management, Inc. had revenue of $2 million and $3.8 million during the three and six month periods ended June 30, 2004, respectively, prior to the acquisition. Of the revenue for the three and six month periods ended June 30, 2005, $883,000 and $1,828,000, respectively, arose from one reseller, CBCA Administrators, Inc., as compared to $1,140,000 and $2,295,000 of revenue from CBCA Administrators, Inc. during the same respective periods of 2004. Patient Infosystems is marketing case and utilization management services, but no assurance can be given that such marketing efforts will replace the revenue lost by CBCA Administrators, Inc., if at all. Revenue recognized during the three and six month periods ended June 30, 2005 is not necessarily indicative of the results to be expected for the entire year ending December 31, 2005.

Disease and demand management fee revenues are primarily attributable to the operation of Patient Infosystems’ call center and the delivery of Care Team Connect for Health directly to patients. Disease and demand management fee revenues for the three and six month periods ended June 30, 2005 increased to $528,884 and 1,066,489, respectively, as compared to $505,425 and $989,063 for the same respective periods of 2004. The increase in these fees is primarily attributable to new sales of Care Team Connect. Patient Infosystems is actively marketing its disease and demand management services and anticipates continuing to sell its services. No assurances can be given that Patient Infosystems will be able to sell its demand and disease management services, or, to the extent there are sales, that any such sales will have a material effect on the financial condition of Patient Infosystems.

Other fee revenues for the three and six month periods ended June 30, 2005 was $1,189 and $2,782, respectively, as compared to $8,385 and $11,071 for the same respective periods of 2004. Patient Infosystems received other revenues for (i) development fees from a variety of customers for creation of, or modification to, specific programs and (ii) license fees. Patient Infosystems has completed substantially all services under these agreements. Development fee revenues include clinical, technical and operational design or modification of Patient Infosystems’ primary disease management programs. Patient Infosystems anticipates that revenue from development fees will continue to be low unless Patient Infosystems enters into new development agreements. Patient Infosystems has not entered into any new licensing agreements and the revenue for the current period reflects revenue generated exclusively from services provided under existing agreements.

Costs and Expenses

Cost of sales includes salaries and related benefits, services provided by third parties, and other expenses associated with the implementation and delivery of Patient Infosystems’ provider improvement, case and utilization management and demand and disease management programs. Cost of sales for the three and six month periods ended June 30, 2005 was $2,062,063 and $4,553,090, respectively, as compared to $1,264,083 and $2,790,678 for the same respective periods of 2004. The increase in these costs was primarily the result of the additional $1 million and $2.1 million of costs attributable to CM for the three and six month periods ended June 30, 2005, respectively. Patient Infosystems anticipates that revenue must increase for it to recognize economies of scale adequate to improve its margins such that costs of sales will not exceed revenue. No assurance can be given that revenues will increase or that, if they do, they will exceed costs and expenses.

Sales and marketing expenses consist primarily of salaries, related benefits, travel costs, sales materials and other marketing related expenses. Sales and marketing expenses for the three and six month periods ended June 30, 2005 was $469,697 and $762,435, respectively, as compared to $225,508 and $447,518 for the same respective periods of 2004. Patient Infosystems anticipates expansion of Patient Infosystems’ sales and marketing staff and expects it will continue to invest in the sales and marketing process, and that such expenses related to sales and marketing may increase in future periods.

General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operating expenses of Patient Infosystems. General and administrative expenses for the three and six month periods ended June 30, 2005 was $538,943 and $1,034,440, respectively, as compared to $286,206 and $633,381 for the same respective periods of 2004. These expenditures have been incurred to maintain the corporate infrastructure necessary to support anticipated program operations and to support the increased operations attributable to CBCA Care Management. General and administrative expenses may increase in future periods as it continues to establish the resources needed to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

Research and development expenses consist primarily of salaries and related benefits and administrative costs associated with the development of certain components of Patient Infosystems’ integrated information capture and delivery system, as well as development of Patient Infosystems' standardized disease management programs and Patient Infosystems’ Internet based technology products. Research and development expenses for the three and six month periods ended June 30, 2005 was $35,828 and $72,697, respectively, as compared to $25,627 and $58,234 for the same respective periods of 2004.

Patient Infosystems recorded other expenses for the three and six month periods ended June 30, 2005 of $340,759 and $681,650, respectively, as compared to $190,658 and $387,430 for the same respective periods of 2004. This change was principally due to the interest and financing cost related to debt.

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Interest and financing costs	(343,382)	(190,658)	(684,273)	(384,648)
Other	2,623	-	2,623	(2,782)
Total other expense	(340,759)	(190,658)	(681,650)	(387,430)

Patient Infosystems had a net loss for the three and six month periods ended June 30, 2005 of $775,754 and $1,138,330, respectively, as compared to $312,356 and $293,088 for the same respective periods of 2004.

AMERICAN CARESOURCE SEGMENT INFORMATION

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$1,038,817	$1,393,196	$2,348,001	$3,069,706

Cost of sales	1,090,913	1,341,850	2,352,552	2,985,960
Selling, general and administrative	566,724	443,767	1,098,316	1,262,565
Operational loss	(618,820)	(392,420)	(3,450,868)	(1,178,819)

Other	(59,933)	(5,897)	(94,382)	(10,466)
Net loss	$(678,753)	$(398,318)	$(1,197,249)	$(1,189,285)

Revenues

Revenues of ACS are comprised of revenues from ancillary service claims and processing of patient claims. Revenues decreased by $354,379 during the three month period ended June 30, 2005 versus 2004, or 25%. Revenues decreased by $721,705, or 24%, to $2,348,001 during the six month period ended June 30, 2005, from $3,069,706 in the same period in 2004.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues	2005	2004	2005	2004

Ancillary health	$1,005,014	$1,266,631	$2,213,876	$2,811,479
Patient claims	33,803	126,565	134,125	258,227
Total revenues	$1,038,817	$1,393,196	$2,348,001	$3,069,706

Ancillary health claims revenue for the three and six month periods ended June 30, 2005 decreased to $1,005,014 and $2,213,876, respectively, as compared to $1,266,631 and $2,811,479 for the same periods in 2004. The decrease in the second quarter is attributable to reduced claims volume from some of our clients due to fluctuation in claims mix and claims volume inherent in the health benefits industry. This fluctuation reflects ACS’s limitation to ancillary healthcare services and previous market focus on PPO organizations rather than directly contracting with payers. ACS is working to expand its provider network to lessen the negative impact of future fluctuations in claims volume and mix of services. No assurances can be given that ACS can continue to expand its provider or payor relationships, nor that any such expansion will result in an improvement in the results of operations of ACS. In addition, the loss of a major client contributed to a decrease in first quarter revenues. Pinnacol Assurance (“Pinnacol”) notified ACS on December 19, 2003 of its intent to terminate its contract with ACS effective March 18, 2004, and was winding down through the first quarter and into the second quarter of 2004. Revenue from Pinnacol was $563,042 through April 2004, and there was no revenue from Pinnacol in 2005. The decreased revenue due to the termination of Pinnacol was partially offset by $203,281 of new business from three new clients in the first six months of 2005.

The processing of patient claims revenues for the three and six month periods ended June 30, 2005 decreased to $33,803 and $134,215, respectively, as compared to $126,565 and $258,227 for the three and six month periods ended June 30, 2004. As ACS has focused on its higher margin ancillary health network business, ACS has not devoted significant resources to expanding its claims processing business. On February 28, 2005, a primary claims processing client terminated that portion of its relationship with ACS. This client had $0 and $71,408, respectively, of claims processing revenue in the three and six month periods ended June 30, 2005, versus $100,848 and $205,927 for the same periods in 2004, and this client will not generate claims processing revenue in future periods. As a result, ACS reduced its workforce in its claims processing facility in Indiana by eleven employees in the first quarter of 2005.

Costs and Expenses

Cost of sales includes salaries and related benefits, services provided by third parties, and other expenses associated with the development of ACS’ ancillary health programs. Cost of sales decreased 19% from $1,341,850 for the quarter ended June 30, 2004 to $1,090,913 for the quarter ended June 30, 2005, and decreased 22% from $3,022,887 to $2,352,552 for the six month periods ended June 30, 2004 and 2005, respectively. The decrease in these costs primarily reflects operational cost savings due to the decreased support required and lower claim payment volume associated with the decreased revenues as well as a shift in business type. ACS realized savings from its reduced workforce related to its claims processing business of approximately $83,000 in the three months ended June 30, 2005, and ACS anticipates that this savings will continue in future periods.

Selling, general and administrative and marketing expenses increased $122,957 and decreased $129,361 for the three and six month periods ended June 30, 2005, respectively, as compared to the same periods in 2004. These costs consist primarily of salaries, related benefits and travel costs, sales materials, other marketing related expenses, costs of corporate operations, finance and accounting, human resources and other general operating expenses of ACS. Increases in these costs for the second quarter of 2005 as compared to the same period in 2004 are due to increased administrative costs related to the addition of a full-time chief executive and increased investment in the sales and marketing process. The decrease in the six month period comparison is the result of a one-time charge associated with warrants issued by ACS’s parent company (Patient Infosystems) in the first quarter of 2004. In addition, these expenses include $53,394 for the three months and $106,788 for the six months ended June 30, 2005 as compared to $23,098 and $46,196 for the same respective periods of 2004, which is amortization of intangibles that were acquired by Patient Infosystems from ACS’s predecessor, American Caresource Corporation. Such amortization amounts reflect an adjustment to the asset value which was recorded by ACS in December 2004 following an independent valuation. The on-going value of these acquired assets will be re-evaluated at least quarterly to test for any potential impairment. For the three and six month periods ended June 30, 2005 there was not impairment of these assets.

It is anticipated that ACS will need to invest heavily in the sales and marketing process in future periods, and intends to do so as funds are available. To the extent that ACS has limited funds available for sales and marketing, or cannot leverage its marketing partnerships adequately, it will likely be unable to invest in the necessary marketing activities to generate substantially greater sales. If the distribution occurs, ACS anticipates that its general and administrative costs will increase as it loses some of the administrative synergy it now has with Patient Infosystems as it will be required to meet the obligations of a separate public reporting company, and among other things, lose the efficiencies of combined liability and other insurance with Patient Infosystems.

Other expense includes interest and financing costs. Interest expense is due to interest related capitalized equipment leases and the line of credit. Financing costs are related to amortization of the cost related to debt guaranties provided by Company directors. Other expense increased to $59,933 and $94,382 for the three and six month periods ended June 30, 2005 from $5,897 and $10,466, respectively, for the same periods in 2004.

Loss

ACS reported a net loss of $678,753 and $1,197,249 for the three and six month periods ended June 30, 2005, as compared to a net loss of $398,318 and $1,189,285, respectively, for the same periods in 2004.

INCOME (LOSS)

The Company reported a net loss attributable to common shareholders for the three and six month periods ended June 30, 2005 of $1,658,246 and $2,745,153 as compared to $916,576 and $1,975,489 for the same respective periods of 2004. This represents a loss per share of $0.16 and $0.27, respectively, for the three and six month periods ended June 30, 2005 as compared to $0.14 and $0.33 for the same respective periods of 2004. During the six months ended June 30, 2005, the Company was obligated to record a dividend of $409,574 on the outstanding preferred stock of the Company.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, the Company had a working capital deficit of $2,200,304 as compared to a deficit of $1,868,268 at December 31, 2004. Through June 30, 2005, these amounts reflect the effects of the Company’s continuing losses and borrowings. Since its inception, the Company has primarily funded its operations, working capital needs and capital expenditures from the sale of equity securities or the incurrence of debt.

On December 31, 2003, the Company entered into the Third Addendum to the Second Amended and Restated Credit Agreement with Well Fargo Bank Iowa, N.A., which extended the term of the $3,000,000 credit facility to July 31, 2005. Mr. Pappajohn and Dr. Schaffer guaranteed this extension. In consideration for their guarantees, in February 2004 the Company granted to Dr. Schaffer and Mr. Pappajohn warrants to purchase an aggregate of 47,500 shares of Series D Convertible Preferred Stock, which are convertible into 475,000 shares of the Company’s common stock for $10.00 per preferred share (the “Initial Guarantee”). The Company valued these warrants at $1,085,375 using the Black-Scholes method. The value of these warrants was recorded as deferred debt issuance cost and is be amortized as financing costs over the period of the loan guarantee.

On September 21, 2004, the Company entered into the Fourth Addendum to the Second Amended and Restated Credit Agreement with Well Fargo Bank Iowa, N.A., which increased the amount of the credit facility to $7,000,000 and extended the term to July 31, 2006. Dr. Schaffer and Mr. Pappajohn, directors of the Company, guaranteed these extensions. In consideration of their guarantees, in September 2004 the Company granted to Dr. Schaffer and Mr. Pappajohn warrants to purchase an aggregate of 1,000,000 shares of the Company’s common stock for $1.68 per share. The Company valued these warrants at $1,416,500 using the Black-Scholes method. The value of these warrants was recorded as deferred debt issuance costs and together with the then unamortized portion of the Initial Guarantee, is being be amortized as financing costs over the new period of the loan guarantee. During the three and six months ended June 30, 2005, the Company recorded a financing cost of $266,723 and $533,446, respectively.

On February 2, 2005, ACS entered into the First Addendum to the Credit Agreement with Wells Fargo Bank Iowa, N.A., which increased the amount of that credit facility to $3,000,000. Dr. Schaffer and Mr. Pappajohn, directors of the both Patient Infosystems and ACS, guaranteed this extension. Also on February 2, 2005, Patient Infosystems entered into the Fifth Addendum to the Second Amended and Restated Credit Agreement with Well Fargo Bank Iowa, N.A., which decreased the amount of this credit facility to $6,000,000. ACS repaid $1,000,000 outstanding under this credit agreement using its credit facility. In consideration of the guarantees, ACS issued warrants to purchase 974,950 shares of ACS common stock to Dr. Schaffer and Mr. Pappajohn valued at $214,489 using the Black-Scholes method.

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

On August 9,2005, ACS entered into the Second Addendum to the Credit Agreement with Wells Fargo bank, N.A. which increased the amount of that credit facility to $4,000,000. Mr. Pappajohn and Dr. Schaffer guaranteed this extension. In consideration for their guarantees ACS may grant additional warrants to Mr. Pappajohn and Dr. Schaffer. Any additional warrants will be granted under substantially the same terms as those previously issued by ACS.

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

Distribution of American Caresource Holdings, Inc.: On February 14, 2005, ACS filed with the Securities and Exchange Commission a registration statement that relates to the distribution by dividend to all the shareholders of Patient Infosystems over 90% of the common stock of ACS held by Patient Infosystems. 1,000,000 shares will be retained by Patient Infosystems which is less than a 10% ownership. The registration statement also covers the sale of the shares owned by Patient Infosystems from time to time in the open market. No market currently exists for the shares of common stock of ACS and no assurance can be given that one will develop.

ACS is currently a wholly-owned subsidiary of Patient Infosystems. After the distribution, ACS will be an independent public company.

Under the proposed distribution, it is anticipated that holders of Patient Infosystems common stock would receive one share of ACS common stock for every two shares of Patient Infosystems common stock that they hold. Holders of fewer than two shares of Patient Infosystems common stock will receive one share of ACS common stock. Holders of Patient Infosystems Series C preferred stock or Series D preferred stock will receive one share of ACS common stock for every two shares of Patient Infosystems common stock which are issuable upon the conversion of the preferred stock they hold. The ACS shares may only be distributed by Patient Infosystems if the value of the ACS shares is not greater than the excess of Patient Infosystems’ assets over its liabilities and stated capital at the time of the distribution. The Board of Directors of Patient Infosystems will only authorize the distribution if it can be assured that such condition is satisfied at the time the distribution would be made.

INFLATION

Inflation did not have a significant impact on the Company’s costs during the three and six month periods ended June 30, 2005. The Company continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

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

Item 3. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Vice President, Financial Planning, has evaluated the effectiveness of our disclosure controls and procedure as of June 30, 2005. Based upon this evaluation, our Chief Executive Officer and Vice President, Financial Planning concluded that our disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

10.76	~~	Fourth Addendum to Second Amended and Restated Credit Agreement dated as of September 21, 2004 between Patient Infosystems and Wells Fargo Bank, National Association.
10.77	~~	Modification Agreement dated as of September 22, 2004 between Patient Infosystems and Wells Fargo Bank, National Association.

10.78	~~~	Commercial Lease dated July 1, 1998 between Today Tristar, L.P. and American Caresource Corporation, as amended.
10.79	~~~	Lease dated July 1, 2002 between Madison Square Park, LLC and American Caresource Corporation.
10.80	~~~	Lease Agreement dated as of October 29, 1997 between Talcott Realty and SIA Brokerage, Inc., as amended by USI Care Management, Inc. and Carlyle Heritage II L.P.
10.81	~~~	Fourth Amendment to Lease dated December 6, 2004 between Carlyle Heritage II L.P. and CBCA Care Management, Inc.
10.82	~~~	Lease Agreement dated September 8, 2003 between Howard Hughes Properties, L.P. and CBCA Inc.
10.83	~~~	Credit Agreement dated December 1, 2004 between Well Fargo Bank, National Association and American Caresource Holdings, Inc.
10.84	~~~	Security Agreement dated December 1, 2004 between Well Fargo Bank, National Association and American Caresource Holdings, Inc.
10.85	~~~	First Addendum to Credit Agreement dated February 2, 2005 between Well Fargo Bank, National Association and American Caresource Holdings, Inc.
10.86	~~~	Fifth Addendum to Second Amended and Restated Credit Agreement dated as of February 2, 2005 between Patient Infosystems and Wells Fargo Bank, National Association
10.87	$	Fifteenth Addendum to Lease Agreement dated as of May 18, 2004 between Patient Infosystems and Conifer Prince Street Associates.

14.1	~~~	Code of Ethics

31.1		Certification of the President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

~	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-KSB filed on March 30, 2004 and incorporated herein by reference.
~~	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-QSB filed on November 15, 2004 and incorporated herein by reference.
~~~	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-KSB filed on March 31, 2005 and incorporated herein by reference.
*	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form S-1 filed on July 3, 1996 and incorporated herein by reference.
**	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form S-8 filed on October 8, 2004 and incorporated herein by reference.
***	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed on April 2, 2001 and incorporated herein by reference.
+	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed on April 13, 1999 and incorporated herein by reference (File Number 0-22319).
++	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed on March 30, 2000 and incorporated herein by reference.
+++	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-QSB filed on August 16, 2004 and incorporated herein by reference.
#	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed on April 10, 2002 and incorporated herein by reference.
##	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-Q filed on November 14, 2002 and incorporated herein by reference.
###	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed on March 31, 2003 and incorporated herein by reference.
^	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-QSB filed on May 15, 2003 and incorporated herein by reference.
^^	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-QSB filed on August 15, 2003 and incorporated herein by reference.
^^^	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-QSB filed on November 14, 2003 and incorporated herein by reference.
$	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-QSB filed on May 16, 2005 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATIENT INFOSYSTEMS, INC.

Date: August 15, 2004	By:	/s/Kent A. Tapper
	Name:	Kent A. Tapper
	Title:	Senior Vice President

(Principal Financial Officer)

Date: August 15, 2004	By:	/s/ Roger L. Chaufournier

Roger L. Chaufournier

Chairman and Chief Executive Officer

(Executive Officer)