Form 10QSB
period 2005-09-30
PATIENT INFOSYSTEMS INC
filed 2005-11-14
CIK 1017813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:               September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by checkmark whether applicant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 11, 2005, 14,783,854 shares of the Company’s common stock, par value $0.01 per share, were outstanding.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PATIENT INFOSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED) AS OF

ASSETS	September 30, 2005	December 31, 2004
CURRENT ASSETS:
Cash and cash equivalents	$ 162,652	$ 229,298
Accounts receivable	1,073,685	1,960,355
Prepaid expenses and other current assets	336,558	224,916
Total current assets	1,572,895	2,414,569

Property and equipment, net	774,429	877,213

OTHER ASSETS:
Intangible assets	2,458,089	2,372,483
Goodwill	11,139,731	11,237,278

TOTAL ASSETS	$ 15,945,144	$ 16,901,543

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 1,074,505	$ 1,483,684
Accrued salaries and wages	731,066	879,523
Accrued expenses	793,866	311,534
Accrued dividends	1,829,648	1,317,495
Current maturities of long-term debt	8,997,352	21,355
Deferred revenue	144,853	269,246
Total current liabilities	13,571,290	4,282,837

LINE OF CREDIT	-	7,200,000
LONG-TERM DEBT	68,043	19,325

STOCKHOLDERS' EQUITY:
Preferred stock - $.01 par value: shares authorized: 20,000,000
Series C, 9% cumulative, convertible, issued and outstanding - 65,800
as of September 30, 2005 and 75,000 as of December 31, 2004	658	750
Series D, 9% cumulative, convertible, issued and outstanding - 869,572
as of September 30, 2004 and 840,118 as of December 31, 2005	8,696	8,401
Common stock - $.01 par value: shares authorized:
80,000,000; issued and outstanding - 10,800,118 as of September 30, 2005,
9,638,150 as of December 31, 2004	108,001	96,382
Additional paid-in capital	54,844,593	54,346,793
Deferred debt issuance cost	(1,186,095)	(1,689,244)
Accumulated deficit	(51,470,042)	(47,363,701)
Total stockholders' equity	2,305,811	5,399,381

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 15,945,144	$ 16,901,543

See notes to unaudited consolidated financial statements.

PATIENT INFOSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATION (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

REVENUES
Disease, Demand and Care Management Fees	$ 2,358,619	$ 1,967,444	$ 8,324,601	$ 5,991,597
Ancillary Benefits Management Fees	1,022,468	1,406,376	3,370,469	4,476,082

Total revenues	3,381,087	3,373,820	11,695,070	10,467,679

COSTS AND EXPENSES
Cost of sales	2,879,064	2,801,762	9,784,706	8,578,400
Sales and marketing	452,235	363,123	1,500,810	1,060,756
General and administrative	1,347,695	611,089	3,194,311	2,256,920
Research and development	37,000	31,451	109,697	89,685

Total costs and expenses	4,715,994	3,807,425	14,589,524	11,985,761

OPERATING LOSS	(1,334,907)	(433,605)	(2,894,454)	(1,518,082)

OTHER EXPENSE
Financing Cost	(310,069)	(203,158)	(903,095)	(545,908)
Other expense, net	(125,786)	(21,552)	(308,792)	(76,698)

NET LOSS	(1,770,762)	(658,315)	(4,106,341)	(2,140,688)

CONVERTIBLE PREFERRED STOCK DIVIDENDS	(210,459)	(205,902)	(620,033)	(699,018)

NET LOSS ATTRIBUTABLE TO
COMMON STOCKHOLDERS	$ (1,981,221)	$ (864,217)	$ (4,726,374)	$ (2,839,706)

NET LOSS PER SHARE - BASIC
AND DILUTED	$ (0.18)	$ (0.09)	$ (0.46)	$ (0.39)

WEIGHTED AVERAGE COMMON SHARES	10,753,881	9,638,067	10,261,006	7,202,947

See notes to unaudited consolidated financial statements.

PATIENT INFOSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2004

OPERATING ACTIVITIES:
Net loss	$ (4,106,341)	$ (2,140,688)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	1,392,213	788,203
Compensation expense related to warrants	44,750	245,463
Decrease (increase) in accounts receivable	886,670	(226,869)
(Increase) decrease in prepaid expenses and other current assets	(63,542)	38,904
Decrease in accounts payable	(409,179)	(153,586)
(Decrease) increase in accrued salaries and wages	(148,457)	86,651
Increase (decrease) in accrued expenses	225,764	(791,330)
Decrease in deferred revenue	(124,393)	(42,837)

Net cash used in operating activities	(2,302,515)	(2,196,089)

INVESTING ACTIVITIES:
Property and equipment additions	(199,528)	(259,820)
Property and equipment disposals and retirements	24,277	4,206
Acquisition of CBCA Care Management, net	-	(7,235,000)
Additional expenses related to ACS acquisition	-	(45,343)

Net cash used in investing activities	(175,251)	(7,535,957)

FINANCING ACTIVITIES:
Borrowing from Line of Credit	1,780,000	4,000,000
Decrease in bank overdraft	-	(189,608)
Other borrowing or payments on debt	44,715	(285,722)
Proceeds from the sale of capital stock	590,443	7,343,039
Expenses related to the sale of capital stock	(4,038)	(579,106)

Net cash provided by financing activities	2,411,120	10,288,603

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(66,646)	556,557

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	229,298	397,851

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 162,652	$ 954,408

Supplemental disclosures cash flow information
Cash paid for interest expense	$ 317,743	$ 82,726

See notes to unaudited consolidated financial statements.

PATIENT INFOSYSTEMS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements for the period ended September 30, 2005

1.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, American Caresource Holdings, Inc. (“ACS”), which was created in December 2003 and CBCA Care Management Inc. (“CM”), which the Company purchased on September 22, 2004. Significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying consolidated financial statements for the three and nine month periods ended September 30, 2005 and September 30, 2004 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. Certain reclassifications of 2004 amounts have been made to conform to 2005 presentation. The results of operations for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results for the entire year ending December 31, 2005.

On September 19, 2005, the Company entered into a definitive agreement by and among the Company, PATY Acquisition Corp, Inc., a newly formed wholly-owned subsidiary of the Company (“Merger Sub”) and CCS Consolidated, Inc. (“CCS”), pursuant to which Merger Sub will merge into CCS and whereby the stockholders of the Company will own an approximate 35% ownership interest in the combined entity (the “Merger Agreement”). The Merger Agreement will result in a reverse acquisition in which Patient Infosystems, Inc. will be the surviving legal entity.

In accordance with the terms of the Merger Agreement, CCS will become a wholly-owned subsidiary of the Company and the current CCS stockholders will receive currently authorized but newly issued shares of the Company’s Common Stock. Immediately after the consummation of the transactions contemplated by the Merger Agreement, the current CCS stockholders will own approximately but not in excess of sixty-five percent (65%) of the issued and outstanding shares of the Company’s Common Stock. The Merger Agreement has been approved by the Boards of Directors of all three companies. The consummation of the transactions contemplated by the Merger Agreement is subject to, among other standard closing conditions, a condition that the Company raise, through the sale of its equity securities, no less than $6,000,000 to be used for working capital, which was completed in October 2005. . Additionally, the consummation of the transactions contemplated by the Merger Agreement is subject to the condition that all outstanding shares of the Company’s Preferred Stock be converted into the Company’s Common Stock.

See note 6 for information regarding the distribution of securities of ACS owned by us, which is expected to occur prior to the closing of the transaction contemplated under the Merger Agreement.

In October 2005, the Company sold 3,411,512 shares of its common stock for an average per share price of $3.52 for an aggregate of $12 million to accredited investors in a private placement exempt from registration under the Securities Act of 1933 (the “Placement”). The Company paid $1,080,000 in fees to a placement agent and issued a warrant to purchase 307,036 shares of the Company’s common stock at $4.50 per share. The Company estimates that there will be approximately $270,000 other capitalized costs related to this private placement, $4,038 of which was recorded as of September 30, 2005. The net proceeds for this sale of common stock has been used to repay $5,460,000 of existing debt under the Company’s line of credit, the balance to be used as working capital in satisfaction of the obligations under the terms of the Merger Agreement.

On October 31, 2005, Patient Infosystems issued 547,224 shares of common stock valued at $3.44 per share and paid $17,351 in cash to the holders of Patient Infosystems preferred stock in lieu of accrued dividends which it was obligated to pay upon conversion of such preferred stock into common stock as required under the terms of the Merger Agreement.

Earnings per share - The calculations for the basic and diluted loss per share for the three and nine month periods ended September 30, 2005 and 2004 did not include options and warrants to purchase 1,630,751 and 3,017,577 shares of common stock which were outstanding as of September 30, 2005 and 2004, respectively, nor the common equivalent shares issuable upon conversion of 935,372 and 915,118 shares of preferred stock outstanding as of September 30, 2005 and 2004, respectively, because the effect would have been antidilutive due to the net loss in those periods. The computation of basic and diluted net loss per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net loss	$(1,770,762)	$ (658,315)	$(4,106,341)	$(2,140,688)

Convertible preferred Stock dividends	(210,459)	(205,902)	(620,033)	(699,018)

Net loss attributable to
Common Stockholders	$(1,981,221)	$ (864,217)	$(4,726,374)	$(2,839,706)

Weighted average common shares	10,753,881	9,638,067	10,261,006	7,202,947

Net loss per share - Basic and diluted	$ (0.18)	$ (0.09)	$ (0.46)	$ (0.39)

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss attributable to common
shareholders - as reported	($1,981,221)	($864,217)	($4,726,374)	($2,839,706)

Stock compensation expense	(204,180)	(90,150)	(698,999)	(1,347,952)

Net loss - pro forma	(2,185,401)	(954,367)	(5,425,373)	(4,187,658)

Net loss per share - basic
and diluted - as reported	($0.18)	($0.09)	($0.46)	($0.39)

Net loss per share - basic
and diluted - pro forma	($0.20)	($0.10)	($0.53)	($0.58)

Weighted average common shares	10,753,881	9,638,067	10,261,006	7,202,947

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using an expected life of 7 years and assumed risk-free interest rates of 4.08% as of September 30, 2005 and 3.75% as of September 30, 2004. The assumed dividend yield was zero. The Company has used a volatility factor of 89% as of September 30, 2005 and 119% as of September 30, 2004. For purposes of pro forma disclosure, the estimated fair value of each option is amortized to expense over such option’s vesting period.

Intangible Assets. The value of intangible assets was derived from the allocation of the purchase price from various acquisitions. The allocation of purchase price was based on an independent appraisal of the acquired assets. The amounts assigned to each asset are being amortized on a straight line basis over the expected life of the asset, 5 years for software and customer relationships and 15 years for the ACS provider contracts. The on going value of these acquired relationships and contracts will be re-evaluated each quarter to test for any potential impairment to these assets that would result from either reduced cash flows or a shorter than anticipated useful life. The relationships and contracts are accounted for as a pool of contracts.

2.

Acquisitions - On September 22, 2004, the Company acquired all the outstanding equity of CBCA Care Management, Inc. for a total purchase price of $7,293,959, which included (1) $7,100,000 in cash and (2) estimated direct expenses of $193,959. The Company recorded the CBCA Care Management, Inc. acquisition using the purchase method of accounting. As of September 30, 2005, the Company completed a valuation of the identifiable intangible assets acquired and finalized the purchase price allocation. The final purchase allocation results in an increase in customer relationships and liabilities assumed and a decrease in goodwill as compared to previously reported amounts. The effect of these adjustments on the related amortization was insignificant.

Information related to the acquisition is as follows:

As of September 22, 2004
Purchase consideration
Cash	$ 7,100,000
Expenses	193,959
Total	$ 7,293,959

Purchase allocation
Cash	$ 228,187
Liabilities assumed	(498,607)
Property & equipment	181,852
Customer relationships	604,115
Goodwill	6,778,432
$ 7,293,959

3.

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

On August 9, 2005, ACS entered into the Second Addendum to the Credit Agreement with Wells Fargo bank, N.A. which increased the amount of that credit facility to $4,000,000. Mr. Pappajohn and Dr. Schaffer guaranteed this extension. In consideration of the guarantees, ACS issued warrants to purchase 570,000 shares of ACS common stock, 513,000 to Mr. Pappajohn and Dr. Schaffer, affiliates of the Company, 57,000 of which where issued to Matthew Kinley, who also guarantees the credit line. Matthew Kinley is an employee of a company owned by Mr. Pappajohn. These warrants are valued at $176,130 using the Black-Scholes method. The Company also capitalized related expenses of $9,328.

4.

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

5.

During the nine months ended September 30, 2005, the Company operated in two segments: (i) Patient Infoystems, which includes disease management, demand management, provider improvement as well as case management and utilization review services which were acquired on September 22, 2004 through the acquisition of CM and (ii) American Caresource, which includes ancillary benefits management services. Selected financial information on the Company’s segments for the three and nine month periods ended September 30, 2005 and 2004 are presented as follows:

		Three months ended September 30,		Nine months ended September 30,
		2005	2004	2005	2004
	Revenues
	Patient Infosystems	$ 2,358,619	$ 1,967,444	$ 8,324,601	$ 5,991,597
	American Caresource	1,022,468	1,406,376	3,370,469	4,476,082
	Total revenue	3,381,087	3,373,820	11,695,070	10,467,679

	Cost of goods
	Patient Infosystems	1,849,404	1,354,896	6,402,494	4,145,574
	American Caresource	1,029,660	1,446,866	3,382,212	4,432,826

	Selling, General and Administrative
	Patient Infosystems	1,292,071	632,353	3,161,643	1,771,486
	American Caresource	544,859	373,310	1,643,175	1,635,875

Other
Patient Infosystems	348,355	222,541	1,030,005	609,971
American Caresource	87,500	2,169	181,882	12,635

Net loss
Patient Infosystems	(1,131,211)	(242,346)	(2,269,541)	(535,434)
American Caresource	(639,551)	(415,969)	(1,836,800)	(1,605,254)
Total net loss	(1,770,762)	(658,315)	(4,106,341)	(2,140,688)

6.

Distribution of Common Stock of American Caresource Holdings, Inc.: On February 14, 2005, ACS filed with the Securities and Exchange Commission a registration statement that relates to the proposed distribution by dividend to all the shareholders of Patient Infosystems approximately 12,071,309 shares of ACS common stock held by Patient Infosystems (the “Distribution”). It is currently anticipated that approximately 300,000 shares will be retained by Patient Infosystems. The registration statement also covers the sale of the shares owned by Patient Infosystems from time to time in the open market. No market currently exists for the shares of common stock of ACS and no assurance can be given that one will develop.

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

The Company has established November 8, 2005 as the record date for the Distribution. The date at which the Company’s common stock will begin trading ex-dividend is still to be determined and will occur as soon as practicable following the date that the registration statement filed by ACS with the Securities and Exchange Commission becomes effective.

Item 2. Management’s Discussion and Analysis or Plan of Operations.

Management’s discussion and analysis provides a review of the Company’s operating results for the three and nine month periods ended September 30, 2005 as compared to the three and nine month periods ended September 30, 2004 and a review of the Company’s financial condition at September 30, 2005 as compared to September 30, 2004 and December 31, 2004. The focus of this review is on the underlying reasons for significant changes and trends affecting the revenues, net earnings and financial condition of the Company. This review should be read in conjunction with the accompanying unaudited consolidated financial statements.

On February 14, 2005, ACS filed with the Securities and Exchange Commission a registration statement that relates to the distribution by dividend to all the shareholders of Patient Infosystems approximately 12,071,309 shares of ACS common stock held by Patient Infosystems (the “Distribution”). It is currently anticipated that approximately 300,000 shares will be retained by Patient Infosystems. The registration statement also covers the sale of the shares owned by Patient Infosystems from time to time in the open market. No market currently exists for the shares of common stock of ACS and no assurance can be given that one will develop.

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

The Company has established November 8, 2005 as the record date for the Distribution. The date at which the Company’s common stock will begin trading ex-dividend is still to be determined and will occur as soon as practicable following the date that the registration statement filed by ACS with the Securities and Exchange Commission becomes effective.

Once the proposed distribution is effective, Patient Infosystems will operate in only one segment. That segment will consolidate the results of operations of Patient Infosystems, Inc. and CBCA Care Management, Inc. (“CM”) while the historical results of ACS will be presented as discontinued operations.

On September 19, 2005, the Company entered into a definitive agreement by and among the Company, PATY Acquisition Corp, Inc., a newly formed wholly-owned subsidiary of the Company (“Merger Sub”) and CCS Consolidated, Inc. (“CCS”), pursuant to which Merger Sub will merge with and into CCS (the “Merger Agreement”). In accordance with the terms of the Merger Agreement, CCS will become a wholly-owned subsidiary of the Company and the current CCS stockholders will receive currently authorized but newly issued shares of the Company’s Common Stock. Immediately after the consummation of the transactions contemplated by the Merger Agreement, the current CCS stockholders will own approximately but not exceeding sixty-five percent (65%) of the issued and outstanding shares of the Company’s Common Stock. The Merger Agreement has been approved by the Boards of Directors of all three companies. The consummation of the transactions contemplated by the Merger Agreement is subject to, among other standard closing conditions, a condition that the Company raise, through the sale of its equity securities, no less than $6,000,000 to be used for working capital, which was completed n October 2005. Additionally, the consummation of the transactions contemplated by the Merger Agreement is subject to the condition that all outstanding shares of the Company’s Preferred Stock be converted into the Company’s Common Stock.

As of September 30, 2005, the Company completed a valuation of the identifiable intangible assets acquired and finalized the purchase price allocation. The final purchase allocation results in an increase in customer relationships and liabilities assumed and a decrease in goodwill as compared to previously reported amounts. The effect of these adjustments on the related amortization was insignificant.

Information related to the acquisition is as follows:

As of September 22, 2004
Purchase consideration
Cash	$ 7,100,000
Expenses	193,959
Total	$ 7,293,959

Purchase allocation
Cash	$ 228,187
Liabilities assumed	(498,607)
Property & equipment	181,852
Customer relationships	604,115
Goodwill	6,778,432
$ 7,293,959

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

PATIENT INFOSYSTEMS SEGMENT INFORMATION

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenues	$ 2,358,619	$ 1,967,444	$ 8,324,601	$ 5,991,597
Costs and expenses
Cost of goods	1,849,404	1,354,896	6,402,494	4,145,574
Sales and marketing	361,553	264,180	1,123,988	711,698
General and administrative	893,518	336,722	1,927,958	970,103
Research & development	37,000	31,451	109,697	89,685
Total costs and expenses	3,141,475	1,987,249	9,564,137	5,917,060
Operating loss	(782,856)	(19,805)	(1,239,536)	74,537
Other	(348,355)	(222,541)	(1,030,005)	(609,971)
Net loss	(1,131,211)	(242,346)	(2,269,541)	(535,434)

Revenues

Revenues consist of revenues from operations and other fees. Revenues increased 20% to $2,358,619 for the three month period ended September 30, 2005, from $1,967,444 for the three months ended September 30, 2004. Revenues increased 39% to $8,324,601 for the nine month period ended September 30, 2005, from $5,991,597 for the nine month period ended September 30, 2004.

	Three months ended		Nine months ended
	September 30,		September 30,
Revenues	2005	2004	2005	2004
Operations Fees
Provider Improvement	$ 427,980	$ 1,058,000	$ 2,214,714	$ 4,082,019
Case and Utilization Management	1,385,811	180,762	4,495,789	180,762
Disease and demand management	544,058	726,723	1,610,548	1,715,786
Total Operations Fees	2,357,849	1,965,485	8,321,051	5,978,567
Other Fees	770	1,959	3,550	13,030
Total Revenues	$ 2,358,619	$ 1,967,444	$ 8,324,601	$ 5,991,597

Provider innovations and improvement fee revenues are primarily attributable to assistance provided to organizations for the management of patients with chronic disease, including information technology support, learning organization services and data analysis and reporting. More than 95% of the provider innovation and improvement revenue is related to a subcontract with the Institute for Healthcare Improvement (“IHI”). Provider improvement fee revenues for the three and nine month periods ended September 30, 2005 decreased to $427,980 and $2,214,714, respectively, as compared to $1,058,000 and $4,082,019 for the same respective periods of 2004. When the IHI renewed its agreement, it reduced the scope and associated revenue for services to be rendered during the three and nine month periods ended September 30, 2005 as compared to the prior periods presented. The Company does not have a long term agreement with the IHI and no assurances can be given that Patient Infosystems will continue to provide these services at the current levels, or at all. Revenue recognized during the three and nine month periods ended September 30, 2005 is not necessarily indicative of the results to be expected for the entire year ending December 31, 2005. The current contract with IHI expires on March 31, 2006. Patient Infosystems anticipates renewing this contract, although no assurance can be given that the contract will be renewed. Patient Infosystems is actively marketing these services to interested parties other than the Institute for Healthcare Improvement, although no assurances can be given that any new contracts can be obtained under terms favorable to Patient Infosystems.

Case and utilization management fee revenues are primarily attributable to the operations of the Company’s wholly owned subsidiary, CBCA Care Management, Inc. The Company acquired CBCA Care Management, Inc. on September 22, 2004. During the three and nine month periods ended September 30, 2005, the Company had $1,385,811 and $4,495,789 of case and utilization management revenue, respectively. CBCA Care Management, Inc. (“CM”) had revenue of approximately $2 million and $5.6 million during the three and nine month periods ended September 30, 2004, respectively, prior to the acquisition. Of the revenue for the three and nine month periods ended September 30, 2005, approximately $900,000 and $2,700,000, respectively, arose from one reseller, CBCA Administrators, Inc., as compared to $1,300,000 and $3,800,000 of revenue from CBCA Administrators, Inc. during the same respective periods of 2004. Patient Infosystems is marketing case and utilization management services, but no assurance can be given that such marketing efforts will replace the revenue lost by CBCA Administrators, Inc., if at all. Revenue recognized during the three and nine month periods ended September 30, 2005 is not necessarily indicative of the results to be expected for the entire year ending December 31, 2005.

Disease and demand management fee revenues are primarily attributable to the operation of Patient Infosystems’ call center and the delivery of Care Team Connect for Health directly to patients. Disease and demand management fee revenues for the three and nine month periods ended September 30, 2005 decreased to $544,058 and $1,610,548, respectively, as compared to $726,723 and $1,715,786 for the same respective periods of 2004. The decrease in these fees is primarily attributable to the loss of Behavioral Health Solutions and Park Place Entertainment as of December 31, 2004 which had $190,000 and $660,000 of revenue during the three and nine month periods ended September 30, 2004, respectively. Patient Infosystems is actively marketing its disease and demand management services and anticipates continuing to sell its services. No assurances can be given that Patient Infosystems will be able to sell its demand and disease management services, or, to the extent there are sales, that any such sales will have a material effect on the financial condition of Patient Infosystems.

Other fee revenues for the three and nine month periods ended September 30, 2005 was $770 and $3,550, respectively, as compared to $1,959 and $13,030 for the same respective periods of 2004. Patient Infosystems received other revenues for (i) development fees from a variety of customers for creation of, or modification to, specific programs and (ii) license fees. Patient Infosystems has completed substantially all services under these agreements. Development fee revenues include clinical, technical and operational design or modification of Patient Infosystems’ primary disease management programs. Patient Infosystems anticipates that revenue from development fees will continue to be low unless Patient Infosystems enters into new development agreements. Patient Infosystems has not entered into any new licensing agreements and the revenue for the current period reflects revenue generated exclusively from services provided under existing agreements.

Costs and Expenses

Cost of sales includes salaries and related benefits, services provided by third parties, and other expenses associated with the implementation and delivery of Patient Infosystems’ provider improvement, case and utilization management and demand and disease management programs. Cost of sales for the three and nine month periods ended September 30, 2005 was $1,849,404 and $6,402,494, respectively, as compared to $1,354,896 and $4,145,574 for the same respective periods of 2004. The increase in these costs was primarily the result of the additional $1 million and $3.1 million of costs attributable to the additional operations of CM for the three and nine month periods ended September 30, 2005, respectively, that were aquired in Septemeber 2004 and were not owned by the Company in the comparable periods of 2004. Patient Infosystems anticipates that revenue must increase for it to recognize economies of scale adequate to improve its margins such that costs of sales will not exceed revenue. No assurance can be given that revenues will increase or that, if they do, they will exceed costs and expenses.

Sales and marketing expenses consist primarily of salaries, related benefits, travel costs, sales materials and other marketing related expenses. Sales and marketing expenses for the three and nine month periods ended September 30, 2005 was $361,553 and $1,123,988, respectively, as compared to $264,180 and $711,698 for the same respective periods of 2004. Patient Infosystems anticipates expansion of Patient Infosystems’ sales and marketing staff and expects it will continue to invest in the sales and marketing process, and that such expenses related to sales and marketing may increase in future periods.

General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operating expenses of Patient Infosystems. General and administrative expenses for the three and nine month periods ended September 30, 2005 was $893,518 and $1,927,958, respectively, as compared to $336,722 and $970,103 for the same respective periods of 2004. The increase during the three and nine month periods ended September 30, 2005 was primarily due to approximately $102,000 and $322,000, respectively, of costs related to the operations of CM, acquired by Patient Infosystems in September 2004, approximately $219,000 of costs related to the acquisition of CCS which cannot be capitalized by Patient Infosystems because CCS will be the accounting acquirer under the terms of the agreement, approximately $63,000 and $169,000, respectively, of costs related to the distribution by Patient Infosystems of shares of ACS Common Stock to the shareholders of Patient Infosystems. General and administrative expenses may increase in future periods as it continues meet its obligations under the terms of the Merger Agreement.

Research and development expenses consist primarily of salaries and related benefits and administrative costs associated with the development of certain components of Patient Infosystems’ integrated information capture and delivery system, as well as development of Patient Infosystems' standardized disease management programs and Patient Infosystems’ Internet based technology products. Research and development expenses for the three and nine month periods ended September 30, 2005 was $37,000 and $109,697, respectively, as compared to $31,451 and $89,685 for the same respective periods of 2004.

Patient Infosystems recorded other expenses for the three and nine month periods ended September 30, 2005 of $348,355 and $1,030,005, respectively, as compared to $222,541 and $609,971 for the same respective periods of 2004. This change was principally due to the interest and financing cost related to debt.

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest and financing costs	(348,411)	(231,443)	(1,032,731)	(619,387)
Other	56	9,405	2,726	9,416
Total other expense	(348,355)	(222,541)	(1,030,005)	(609,971)

Patient Infosystems had a net loss for the three and nine month periods ended September 30, 2005 of $1,131,211 and $2,269,541, respectively, as compared to $242,346 and $535,434 for the same respective periods of 2004.

AMERICAN CARESOURCE SEGMENT INFORMATION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$1,022,468	$1,406,376	$3,370,469	$4,476,082

Cost of sales	1,029,660	1,446,866	3,382,212	4,432,826
Selling, general and administrative	544,859	373,310	1,643,175	1,635,875
Operational loss	(552,051)	(413,800)	(1,654,918)	(1,592,619)

Other	(87,500)	(2,169)	(181,882)	(12,635)
Net loss	$(639,551)	$(415,969)	$(1,836,800)	$(1,605,254)

Revenues

Revenues of ACS are comprised of revenues from ancillary service claims and processing of patient claims. Revenues decreased by $383,908 during the three month period ended September 30, 2005 compared to 2004, or 27%. Revenues decreased by $1,105,613, or 25%, to $3,370,464 during the nine month period ended September 30, 2005, from $4,476,082 in the same period in 2004.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues	2005	2004	2005	2004

Ancillary health	$991,365	$1,267,981	$3,205,241	$4,079,460
Patient claims	31,103	138,395	165,228	396,622
Total revenues	$1,022,468	$1,406,376	$3,370,469	$4,476,082

Ancillary health claims revenue for the three and nine month periods ended September 30, 2005 decreased to $991,365 and $3,205,241, respectively, as compared to $1,267,981 and $4,079,460 for the same periods in 2004. The decrease in the third quarter is attributable to reduced claims volume from certain clients due to fluctuation in claims mix and claims volume inherent in the health benefits industry. In addition, this declining volume is attributable to the refocus by ACS on payors and its primary customer target compared to traditional PPO’s. ACS is working to expand its provider network and payor base to lessen the negative impact of future fluctuations in claims volume and mix of services. No assurances can be given that ACS can continue to expand its provider or payor relationships, nor that any such expansion will result in an improvement in the results of operations of ACS. In addition, the loss of a major client contributed to a decrease in first quarter revenues. Pinnacol Assurance (“Pinnacol”) notified ACS on December 19, 2003 of its intent to terminate its contract with ACS effective March 18, 2004, and was winding down through the first quarter and into the second quarter of 2004. Revenue from Pinnacol was $563,042 through April 2004, and there was no revenue from Pinnacol in 2005. The decreased revenue due to the termination of Pinnacol was partially offset by $264,694 of new business from three new clients in the first nine months of 2005.

The processing of patient claims revenues for the three and nine month periods ended September 30, 2005 decreased to $31,103 and $165,228, respectively, as compared to $138,395 and $396,622 for the three and nine month periods ended September 30, 2004. As ACS has focused on its higher margin ancillary health network business, ACS has not devoted significant resources to expanding its claims processing business. On February 28, 2005, a primary claims processing client terminated that portion of its relationship with ACS. This client had $0 and $71,402, respectively, of claims processing revenue in the three and nine month periods ended September 30, 2005, compared to $112,237 and $318,164 for the same periods in 2004, and this client will not generate claims processing revenue in future periods. As a result, ACS reduced its workforce in its claims processing facility in Indiana by eleven employees in the first quarter of 2005.

Costs and Expenses

Cost of sales includes salaries and related benefits, the cost of providing health care services, services provided by third parties, and other expenses associated with the development of ACS’ ancillary health programs. Cost of sales decreased 29% from $1,446,866 for the quarter ended September 30, 2004 to $1,029,660 for the quarter ended September 30, 2005, and decreased 24% from $4,432,826 to $3,382,212 for the nine month periods ended September 30, 2004 and 2005, respectively. The decrease in these costs primarily reflects operational cost savings due to the decreased support required and lower claim payment volume associated with the corresponding decreased revenues as well as a shift in business type. ACS realized savings from its reduced workforce related to its claims processing business of approximately $177,000 in the nine months ended September 30, 2005, and ACS anticipates that this savings will continue in future periods.

Selling, general and administrative and marketing expenses increased $171,549 and increased $7,300 for the three and nine month periods ended September 30, 2005, respectively, as compared to the same periods in 2004. These costs consist primarily of salaries, related benefits and travel costs, sales materials, other marketing related expenses, costs of corporate operations and other general operating expenses of ACS. Increases in these costs for the third quarter of 2005 as compared to the same period in 2004 are due to increased administrative costs related to the addition of a full-time chief executive officer and chief financial officer and increased investment in the sales and marketing process. In addition, these expenses include amortization of $53,394 for the three months and $160,186 for the nine months ended September 30, 2005 as compared to $23,098 and $69,300 for the same respective periods of 2004. This represents the amortization of intangibles that were acquired by Patient Infosystems from ACS’s predecessor, American CareSource Corporation. Such amortization amounts reflect an adjustment to the asset value which was recorded by ACS in December 2004 following an independent valuation. The on-going value of these acquired assets will be re-evaluated at least quarterly to test for any potential impairment. For the three and nine month periods ended September 30, 2005 there was no impairment recorded.

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

Other expense includes interest and financing costs. Interest expense is due to interest related capitalized equipment leases and the line of credit. Financing costs are related to amortization of the cost related to debt guaranties provided by Company directors. Other expense increased to $87,500 and $181,882 for the three and nine month periods ended September 30, 2005 from $2,169 and $12,635, respectively, for the same periods in 2004.

Loss

ACS reported a net loss of $639,551 and $1,836,800 for the three and nine month periods ended September 30, 2005, as compared to a net loss of $415,969 and $1,605,254, respectively, for the same periods in 2004.

INCOME (LOSS)

The Company reported a net loss attributable to common shareholders for the three and nine month periods ended September 30, 2005 of $1,981,221 and $4,726,374 as compared to $864,217 and $2,839,706 for the same respective periods of 2004. This represents a loss per share of $0.18 and $0.46, respectively, for the three and nine month periods ended September 30, 2005 as compared to $0.09 and $0.39 for the same respective periods of 2004. During the nine months ended September 30, 2005, the Company was obligated to record an accrued dividend of $620,033 on the outstanding preferred stock of the Company.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, the Company had a working capital deficit of $11.8 million as compared to a deficit of $1.9 million at December 31, 2004. The deficit as of September 30, 2005 includes $7.2 million of borrowing which was considered long term as of December 31, 2004 plus $1.8 million of new borrowing during 2005 from the credit facility of ACS, which is also considered short term as of September 30, 2005. Through September 30, 2005, these amounts reflect the effects of the Company’s continuing losses and borrowings. In October 2005, the Company sold 3,411,512 shares of its common stock for an average per share price of $3.52 for an aggregate of $12 million to accredited investors in a private placement exempt from registration under the Securities Act of 1933, As a result, the Company repaid $5,460,000 of its debt, received additional cash and the working capital deficit has been substantially reduced.

On December 31, 2003, the Company entered into the Third Addendum to the Second Amended and Restated Credit Agreement with Well Fargo Bank, N.A., which extended the term of the $3,000,000 credit facility to July 31, 2005. Mr. Pappajohn and Dr. Schaffer guaranteed this extension. In consideration for their guarantees, in February 2004 the Company granted to Dr. Schaffer and Mr. Pappajohn warrants to purchase an aggregate of 47,500 shares of Series D Convertible Preferred Stock, which are convertible into 475,000 shares of the Company’s common stock for $10.00 per preferred share (the “Initial Guarantee”). The Company valued these warrants at $1,085,375 using the Black-Scholes method. The value of these warrants was recorded as deferred debt issuance cost and is be amortized as financing costs over the period of the loan guarantee.

On September 21, 2004, the Company entered into the Fourth Addendum to the Second Amended and Restated Credit Agreement with Well Fargo Bank, N.A., which increased the amount of the credit facility to $7,000,000 and extended the term to July 31, 2006. Dr. Schaffer and Mr. Pappajohn, directors of the Company, guaranteed these extensions. In consideration of their guarantees, in September 2004 the Company granted to Dr. Schaffer and Mr. Pappajohn warrants to purchase an aggregate of 1,000,000 shares of the Company’s common stock for $1.68 per share. The Company valued these warrants at $1,416,500 using the Black-Scholes method. The value of these warrants was recorded as deferred debt issuance costs and together with the then unamortized portion of the Initial Guarantee, is being be amortized as financing costs over the new period of the loan guarantee. During the three and nine months ended September 30, 2005, the Company recorded a financing cost of $266,723 and $533,446, respectively.

On January 28, 2005, ACS entered into the First Addendum to the Credit Agreement with Wells Fargo Bank Iowa, N.A., which increased the amount of that credit facility to $3,000,000. Dr. Schaffer and Mr. Pappajohn, directors of the both Patient Infosystems and ACS, guaranteed this extension. Also on February 2, 2005, Patient Infosystems entered into the Fifth Addendum to the Second Amended and Restated Credit Agreement with Well Fargo Bank, N.A., which decreased the amount of this credit facility to $6,000,000. ACS repaid $1,000,000 outstanding under this credit agreement using its credit facility. In consideration of the guarantees, ACS issued warrants to purchase 974,950 shares of ACS common stock to Dr. Schaffer and Mr. Pappajohn valued at $214,489 using the Black-Scholes method.

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

On August 9, 2005, ACS entered into the Second Addendum to the Credit Agreement with Wells Fargo bank, N.A. which increased the amount of that credit facility to $4,000,000. Mr. Pappajohn and Dr. Schaffer guaranteed this extension. In consideration of the guarantees, ACS issued warrants to purchase 570,000 shares of ACS common stock, 513,000 to Mr. Pappajohn and Dr. Schaffer, affiliates of the Company, 57,000 of which where issued to Matthew Kinley, who also guarantees the credit line. Matthew Kinley is an employee of a company owned by Mr. Pappajohn. These warrants are valued at $176,130 using the Black-Scholes method. The Company also capitalized related expenses of $9,328.

In October 2005, the Company sold 3,411,512 shares of its common stock for an average per share price of $3.52 for an aggregate of $12 million to accredited investors in a private placement exempt from registration under the Securities Act of 1933 (the “Placement”). The Company paid $1,080,000 in fees to a placement agent and issued a warrant to purchase 307,036 shares of the Company’s common stock at $4.50 per share. The Company estimates that there will be approximately $270,000 other capitalized costs related to this private placement, $4,038 of which was recorded as of September 30, 2005. The net proceeds for this sale of common stock has been used to repay $5,460,000 of existing debt under the Company’s line of credit, the balance to be used as working capital in satisfaction of the obligations under the terms of the Merger Agreement.

On October 31, 2005 Patient Infosystems issued 547,224 shares of common stock valued at $3.44 per share and paid $17,351 in cash to the holders of Patient Infosystems preferred stock in lieu of accrued dividends which it was obligated to pay upon conversion of such preferred stock into common stock as required under the terms of the Merger Agreement.

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

Distribution of securities of American Caresource Holdings, Inc.: On February 14, 2005, ACS filed with the Securities and Exchange Commission a registration statement that relates to the proposed distribution by dividend to all the shareholders of Patient Infosystems approximately 12,071,309 shares of ACS common stock held by Patient Infosystems (the “Distribution”). It is currently anticipated that approximately 300,000 shares will be retained by Patient Infosystems. The registration statement also covers the sale of the shares owned by Patient Infosystems from time to time in the open market. No market currently exists for the shares of common stock of ACS and no assurance can be given that one will develop.

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

The Company has established November 8, 2005 as the record date for the Distribution. The date at which the Company’s common stock will begin trading ex-dividend is still to be determined and will occur as soon as practicable following the date that the registration statement filed by ACS with the Securities and Exchange Commission becomes effective.

INFLATION

Inflation did not have a significant impact on the Company’s costs during the three and nine month periods ended September 30, 2005. The Company continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

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

Item 3. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Vice President, Financial Planning, has evaluated the effectiveness of our disclosure controls and procedure as of September 30, 2005. Based upon this evaluation, our Chief Executive Officer and Vice President, Financial Planning concluded that our disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

10.76	~~	Fourth Addendum to Second Amended and Restated Credit Agreement dated as of September 21, 2004 between Patient Infosystems and Wells Fargo Bank, National Association.
10.77	~~	Modification Agreement dated as of September 22, 2004 between Patient Infosystems and Wells Fargo Bank, National Association.
10.78	~~~	Commercial Lease dated July 1, 1998 between Today Tristar, L.P. and American Caresource Corporation, as amended.
10.79	~~~	Lease dated July 1, 2002 between Madison Square Park, LLC and American Caresource Corporation.
10.80	~~~	Lease Agreement dated as of October 29, 1997 between Talcott Realty and SIA Brokerage, Inc., as amended by USI Care Management, Inc. and Carlyle Heritage II L.P.
10.81	~~~	Fourth Amendment to Lease dated December 6, 2004 between Carlyle Heritage II L.P. and CBCA Care Management, Inc.
10.82	~~~	Lease Agreement dated September 8, 2003 between Howard Hughes Properties, L.P. and CBCA Inc.
10.83	~~~	Credit Agreement dated December 1, 2004 between Well Fargo Bank, National Association and American Caresource Holdings, Inc.
10.84	~~~	Security Agreement dated December 1, 2004 between Well Fargo Bank, National Association and American Caresource Holdings, Inc.
10.85	~~~	First Addendum to Credit Agreement dated February 2, 2005 between Well Fargo Bank, National Association and American Caresource Holdings, Inc.

10.86	~~~	Fifth Addendum to Second Amended and Restated Credit Agreement dated as of February 2, 2005 between Patient Infosystems and Wells Fargo Bank, National Association
10.87	$	Fifteenth Addendum to Lease Agreement dated as of May 18, 2004 between Patient Infosystems and Conifer Prince Street Associates.
10.88	$$	Agreement and Plan of Merger, dated September 19, 2005, by and among Patient Infosystems, Inc., PATY Acquisition Corp. and CCS Consolidated, Inc.
10.89	$$	Form of Stockholders Agreement.
10.90	$$	Employment Agreement, dated September 19, 2005, by and between Patient Infosystems, Inc. and Chris Paterson.
10.91	$$	Employment Agreement, dated September 19, 2005, by and between Patient Infosystems, Inc. and Glen Spence.
10.92	$$	Employment Agreement, dated September 19, 2005, by and between Patient Infosystems, Inc. and Roger Chaufournier.
10.93	$$	Employment Agreement, dated September 19, 2005, by and between Patient Infosystems, Inc. and Christine St. Andre.
10.94		Second Addendum to Credit Agreement dated August 9, 2005 between Wells Fargo Bank, N.A. and American Caresource Holdings, Inc.
10.95		Form of Registration Rights Agreement

14.1	~~~	Code of Ethics

31.1		Certification of the President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

~	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-KSB filed on March 30, 2004 and incorporated herein by reference.
~~	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-QSB filed on November 15, 2004 and incorporated herein by reference.
~~~	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-KSB filed on March 31, 2005 and incorporated herein by reference.
*	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form S-1 filed on July 3, 1996 and incorporated herein by reference.
**	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form S-8 filed on October 8, 2004 and incorporated herein by reference.
***	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed on April 2, 2001 and incorporated herein by reference.
+	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed on April 13, 1999 and incorporated herein by reference (File Number 0-22319).
++	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed on March 30, 2000 and incorporated herein by reference.
+++	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-QSB filed on August 16, 2004 and incorporated herein by reference.
#	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed on April 10, 2002 and incorporated herein by reference.
##	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-Q filed on November 14, 2002 and incorporated herein by reference.
###	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed on March 31, 2003 and incorporated herein by reference.
^	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-QSB filed on May 15, 2003 and incorporated herein by reference.
^^	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-QSB filed on August 15, 2003 and incorporated herein by reference.
^^^	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-QSB filed on November 14, 2003 and incorporated herein by reference.
$	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-QSB filed on May 16, 2005 and incorporated herein by reference.

$$	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on September 23, 2005 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATIENT INFOSYSTEMS, INC.

Date: November 14, 2005	By:	/s/ Kent A. Tapper
	Name:	Kent A. Tapper
	Title:	Senior Vice President

(Principal Financial Officer)

Date: November 14, 2005	By:	/s/ Roger L. Chaufournier

Roger L. Chaufournier

Chairman and Chief Executive Officer

(Executive Officer)