Form 10KSB
period 2005-12-31
PATIENT INFOSYSTEMS INC
filed 2006-03-31
CIK 1017813

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[ X ]	Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2005

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

Common Stock, par value $.01 per share

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.            [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Issuer's revenue for the year ended December 31, 2005: $11.1 million.

As of March 30, 2006, the aggregate market value of the voting and nonvoting common stock held by nonaffiliates of the registrant was $15,436,907.

As of March 30, 2005, there were 67,538,976 shares of the issuer's common stock outstanding.

PART I

Item 1.	Description of Business.

General

Patient Infosystems, Inc. (“Patient Infosystems”) was incorporated in the State of Delaware on February 22, 1995 under the name DSMI Corp., changed its name to Disease State Management, Inc. on October 13, 1995, and then changed its name to Patient Infosystems, Inc. on June 28, 1996. Patient Infosystems’ principal executive offices are located at 46 Prince Street, Rochester, New York 14607, and its telephone number is (585) 242-7200. Patient Infosystems' Internet address is www.ptisys.com.

Pursuant to an Agreement and Plan of Merger dated September 19, 2005, as amended on November 22, 2005 and December 23, 2005 (as so amended, the “Merger Agreement”) by and among Patient Infosystems, PATY Acquisition Corp., a wholly-owned subsidiary of Patient Infosystems (“Merger Sub”) and CCS Consolidated, Inc. (“CCS Consolidated”), Merger Sub merged with and into CCS Consolidated (the “Merger”), and CCS Consolidated became a wholly-owned subsidiary of Patient Infosystems. The Merger closed and became effective on January 25, 2006.

As described in Item 2.01 of Patient Infosystems’ Form 8-K filed on January 31, 2006, at the closing of the Merger, Patient Infosystems issued 43,224,352 shares of its common stock to the former stockholders of CCS Consolidated. This represented approximately 64% of the issued and outstanding voting shares of Patient Infosystems upon the closing of the Merger, and as a result there was a change of control of Patient Infosystems.

In addition, under a Stockholders Agreement entered into at the closing of the Merger, stockholders holding approximately 65% of the outstanding voting shares of Patient Infosystems’ common stock after the consummation of the Merger have agreed to vote their shares in favor of the election of John Pappajohn, a current director of Patient Infosystems, Derace Schaffer, M.D., a current director of Patient Infosystems, and three individuals designated by holders of at least a majority of the Patient Infosystems’ common stock held by the former stockholders of CCS Consolidated who are parties to the Stockholders Agreement. The three new directors appointed were Mark L. Pacala, Daniel C. Lubin and Albert S. Waxman. As provided by the Stockholders Agreement, two additional directors may be added to the Patient Infosystems’ board of directors, which individuals must be unanimously approved by the other five members of the Patient Infosystems’ board of directors. These additional directors have not yet been appointed.

Because the Merger with CCS Consolidated will be treated as a “reverse merger” for accounting purposes, and as such the financial statements of the accounting acquirer, CCS Consolidated, will become the financial statements of Patient Infosystems as the legal acquirer, Patient Infosystems has adopted March 31 as its fiscal year end, which was CCS Consolidated’s fiscal year end. Because the Merger was completed after December 31, 2005, the financial statements included in this annual report for the year ended December 31, 2005 are those of only the legal acquirer, Patient Infosystems, during that period. After the filing of this annual report, Patient Infosystems will file a current report on Form 8-K to report the financial results of CCS Consolidated as of December 31, 2005 and for the nine-month period ending on such date.

Business of Patient Infosystems Prior to the Merger with CCS Consolidated

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

Patient Infosystems has historically marketed its services to a broad range of clients, including self-insured employers and trust funds, insurance companies, pharmaceutical and medical equipment and device manufacturers, pharmacy benefit managers (“PBMs”), other healthcare payors, such as managed care organizations (“MCOs”) and healthcare providers, including integrated delivery networks (“IDNs”). Current marketing efforts are targeted to self-insured employers, employer groups, union health and welfare funds, and others who pay for the health care of defined populations.

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

On December 31, 2003, Patient Infosystems acquired the assets of American Caresource Corporation and formed American Caresource Holdings, Inc. (“ACS”) to operate those assets. ACS provides ancillary benefits management services, including a network of ancillary specialty providers and value-added services that assist Patient Infosystems’ clients in controlling the cost of a range of ancillary medical services. On September 22, 2004, Patient Infosystems acquired 100% of CBCA Care Management, Inc. ("CMI"), a New York corporation. CMI provides utilization management and case management services which are part of the Care Team Connect for Health product.

On December 16, 2005 Patient Infosystems distributed approximately 12 million shares of ACS common stock as a dividend to its stockholders and retained approximately 300,000 shares (the “ACS Spin-off”). Patient Infosystems distributed one share of common stock of ACS for every two shares of Patient Infosystems stock owned as of the record date of November 8, 2005. Following the ACS Spin-off, ACS became an independent public company with its own management and board of directors. Two of the directors of Patient Infosystems, John Pappajohn and Derace Schaffer, M.D., also serve as directors of ACS. The historical operations of ACS are being reported in this annual report as discontinued operations.

During the year ended December 31, 2005, Patient Infosystems and its subsidiaries operated in one segment.

Business of CCS Consolidated

CCS Consolidated, Inc. is a national care management company providing high-risk and elderly care management services to health plans, work/life benefits companies, and self-funded employers. By providing comprehensive medical and psychosocial care management services for the highest-risk, medically complex members, CCS Consolidated enables clients to realize lower health care costs, while optimizing the quality of care and lifestyle of members. CCS Consolidated brings to its partnerships with private and government payors a highly specialized infrastructure and multi-disciplinary clinical care management staff to improve the appropriateness and reduce the overall costs of care. CCS Consolidated differentiates itself from utilization management companies by focusing on comprehensively managing care, rather than concentrating solely on authorizing individual health care services. CCS Consolidated believes that it is also unique in its integration of risk assessment and stratification processes, clinical care management pathways, disease management protocols, intensive multi-disciplinary staffing, and credentialed post-acute specialty provider networks, including a national network of field-based geriatric case managers.

CCS Consolidated coordinates care for elderly and chronically ill populations across the full spectrum of post-acute needs, including home health, acute rehabilitation and skilled nursing care. CCS Consolidated works with customers to identify members who are medically complex and provides telephonic and face-to-face care management to people who need assistance in achieving recovery. By focusing on patients with complex medical profiles who generate the majority of health care costs, CCS Consolidated’s strategy combines the use of lower cost care delivered outside the hospital with intensive patient-focused interventions to reduce the high cost of hospitalization and maximize an individual’s health status and independence. CCS Consolidated believes that it has organized a proprietary delivery system that reduces overall health care costs and improves outcomes for patients.

CCS Consolidated was incorporated under the laws of the State of Delaware in March 1998 as a spin-off company of Integrated Health Services, Inc., a multi-billion dollar provider of post-acute care. CCS Consolidated’s headquarters are located at 12301 N.W. 39th Street, Coral Springs, FL 33065, and its telephone number is (888) 721-9797 and website address is http://www.careguide.com.

CCS Consolidated’s business strategy is to contract with health plans, government agencies, and employer groups to help them reduce health care costs while improving the quality of care. CCS Consolidated believes that the steadily rising cost of healthcare for employers, increasing demands on Medicare and Medicaid funding that are outpacing resources, and an emerging interest in care management and disease management services by the federal government and large insurers creates a fertile environment for its business model.

While CCS Consolidated has historically derived the majority of its revenues from risk-based contracts, it is currently diversifying its revenue sources by adding more administrative fee contracts. CCS Consolidated will continue to offer risk-based and non-risk-based post acute care management products, but where possible it will link them to a Continuous Care Management (CCM) service which will allow CCS Consolidated to follow the complex patients over the long term after their return to their home environment. CCS Consolidated implemented its first CCM program on January 1, 2005 and in August 2005 implemented its second CCM customer.

CCS Consolidated has been able to deliver substantial cost savings for its clients by preventing hospital admissions and readmissions among the most complex and chronically ill members. These members account for a disproportionate share of medical spending, with a much higher number of hospitalizations and episodes of emergency care than the rest of the population. CCS Consolidated’s focus is typically on only 0.5% to 6% of a plan’s membership. These members are usually suffering from many illnesses simultaneously and often have non-medical concerns as well that contribute to poor health outcomes and high cost.

CCS Consolidated achieves these medical cost savings by developing an individualized, information-driven, physician-guided care management plan for each patient. Because CCS Consolidated is working with the most complex and chronically ill patients, the care management interventions are typically more intensive, involving face-to-face visits, regular telephonic contact, and, where indicated, remote tele-health interventions. Every effort is made to prevent medical destabilization, promote recovery, and help the patient remain in his or her home environment.

CCS Consolidated’s approach to care management is holistic in nature, recognizing that factors other than physical maladies contribute to an individual’s decline. CCS Consolidated’s nurses, physicians, and licensed social workers consider environmental, psychological and social issues as they develop each care management plan.

Products and Capabilities

Patient Infosystems

Care Team Connect for Health

Care Team Connect for Health, which is Patient Infosystems’ principal product line, provides a complete solution for population health management that can be marketed as a comprehensive solution or a set of discrete services that complement a client’s existing operations. Care Team Connect integrates a number of components that had historically been marketed by Patient Infosystems as stand alone products. During 2002, the clinical content of these components was revised and all components were migrated to an updated technology platform. During 2003, the Care Team Connect product was expanded to include certain wellness services, as well as utilization management and case management services, provided through subcontract relationships with partner organizations. During 2004, Patient Infosystems acquired CMI and now can provide utilization management and case management services without the need for a subcontractor. Care Team Connect includes the following:

•	24-hour nurse help/triage line;
•	Population analysis and identification;
•	Disease management services;
•	Care management; and
•	Smoking cessation program.

Nurse help line. The Care Team Connect for Health nurse help line is a triage, advice, referral and health-counseling service that provides employees and members with round-the-clock access to registered nurses who use algorithm-based assessment tools and have access to provider and/or network information. The help line can provide users with information about specific health problems or answers to their health-related questions. Patient Infosystems’ use of nationally recognized clinical algorithms allows it to assist callers in determining the most cost-effective options for acute care treatment and has effectively been able to reduce the use of emergency rooms and after-hours physician contact. Through the Nurse Help Line, individuals may also be identified for referral into disease management or case management intervention. The nurse help line is operated from Patient Infosystems’ Utilization Review Accreditation Commission (“URAC”) accredited call center.

Population analysis and identification. As part of its disease management services, Patient Infosystems provides comprehensive medical and pharmaceutical claims analysis that includes the administration of proprietary algorithms to identify patients with chronic disease and then stratify them by level of risk for high resource utilization.

The stratification algorithm employed is categorical in nature, as patients are classified into low, moderate, high and critical groupings. The data employed in the algorithm are both nominal (using claim codes known as “ICD9” codes and procedure codes known as “CPT” codes) and ratio (usage of resources). The nominal data determines the presence of a particular chronic condition and thus identifies patients with a specific condition. A combination of the nominal and ratio data, as defined in the algorithm for each condition, determines the risk level for the individual patient.

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

Disease management services. Patient Infosystems’ disease management services are provided for individuals with a diagnosis of asthma, diabetes, hypertension, or congestive heart failure. These services are comprehensive in approach and focus on both the medical and behavioral aspects of chronic health care management. The programs involve clinical assessments and the delivery of messages on self-care, medication compliance and treatment adherence. Through monitoring and on-going assistance, they empower the participants to become more proficient and proactive in managing their disease or condition. By including 24-hour access to the nurse help line, participants always have a place to turn for questions or issues that arise with their disease. The long-term goal of Patient Infosystems’ disease management services is a judicious use of health care resources through health care education, as well as reinforcement of the provider’s treatment plan.

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

Disease management interventions include various components according to the risk level of the target individual. These components are as follows:

Low risk:	Quality of life surveys Reminders Static educational mailings 24-hour nurse help line
Moderate risk:	Nurse engagement Quality of life surveys Chronic condition management program Reminders Static educational mailings 24-hour nurse help line
High risk:	Nurse engagement Quality of life surveys “Gold” chronic condition management program Telemonitoring signs and symptoms assessment Reminders Static educational mailings 24-hour nurse help line
Critical risk:	Dedicated registered nurse as disease care manager Baseline clinical assessment and treatment action plan Regularly scheduled on-going clinical patient assessments

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

The nurse intervention assesses specific areas of clinical management based on national clinical practice guidelines. Specific to each disease, these include the following types of information:

•	Healthcare utilization;
•	Disease status;
•	Functional status;
•	Quality of care;
•	Treatment adherence and self-care practices;
•	Education/knowledge; and
•	Motivation and program evaluation.

The assessment focuses on the most important health behaviors that the patient must manage in order to effectively control symptoms of his or her disease.

Chronic condition management program

Moderate risk patients are generally enrolled in Patient Infosystems’ chronic condition management programs. Each of the chronic condition management programs utilize a combination of telephone and mail interventions to monitor patients while providing educational information about disease-specific treatment guidelines.

By providing unique, individually tailored intervention strategies, Patient Infosystems provides each patient with personalized, educational feedback and positive reinforcement, both verbally and through written communication. Each telephonic intervention also generates an on-demand published report for the patient’s physician/case manager.

High risk patients are enrolled in Patient Infosystems’ “gold” chronic condition management program. The “gold” program includes all of the components of the chronic condition management programs described previously, plus the incorporation of symptom assessment and monitoring throughout the duration of the contract.

Disease care management for critical risk patients

Disease care management is a specialized clinical intervention. The highly specialized clinical support by a registered nurse may provide the management and coordination of patient care services for critical-risk individuals in a population. The program’s key functions are the following:

•	One-on-one support by a dedicated registered nurse;
•	Establishing an extensive baseline clinical assessment and treatment action plan; and
•	Regularly scheduled on-going clinical patient assessments that include extensive disease monitoring and surveillance.

Care management services. Care management programs include the components of utilization management and case management and are designed to ensure that participants receive quality medical care at the best possible price, while maximizing plan benefits. The programs assist in avoiding unnecessary expenditures with an objective, information-intensive approach that combines clinical judgment with accepted practice patterns.

Care management services comply with URAC standards and are further developed to ensure compliance with the legislative requirements of the states in which utilization review functions are performed.

The data collected from the Care Team Connect for Health interventions is stored in an integrated information warehouse which links the numerous programs and services. This integrated data warehouse allows Patient Infosystems’ clients, the patient’s providers and other associated service providers access to program data as necessary in order to best manage the member’s health.

Smoking Cessation Services. During 2003, Patient Infosystems began providing the call center operations for a smoking cessation program which is owned by and marketed by Behavioral Solutions. Patient Infosystems has the right to independently market this program for direct sales.

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

CCS Consolidated

CCS Consolidated presently offers three major service-based products:

•

CCS Care Solutions™. CCS Care Solutions provides a single point of access to the post-acute continuum of services including post-hospital discharge planning, utilization/case management, quality management, and financial responsibility for acute inpatient rehabilitation, skilled nursing facility care, home health care, durable medical equipment and home infusion services. CCS Consolidated has developed significant expertise in managing the post-acute care management cycle and is able to significantly reduce errors and readmissions to the hospital.

•

Continuous Care Management. Continuous Care Management (CCM) is CCS Consolidated’s “disease management” product for chronically and complexly ill members. Member populations typically include 0.5% to 6% of a health plan’s membership. CCM proactively identifies the highest risk health plan members, such as frail, elderly individuals and other persons with multiple chronic diseases or complex medical illness, provides comprehensive multi-disciplinary physician-guided care planning and structured care management interventions in order to mitigate risk and improve patients’ health status and quality of life. CCM features evidence-based physician-guided treatment guidelines, remote monitoring technology, a network of skilled nursing facilities and home health providers, and a national network specialized care managers, who provide face-to-face and in-home member assessments. Designed for patients with multiple co-morbidities, CCM involves the management of the full range of medical and psychosocial conditions affecting a patient, using preventative care management before, during and after a post-acute episode.

•

CareGuide@Home™. CareGuide@Home is a national care management program that uses CCS Consolidated’s national specialized care manager network to provide in-home assessments, comprehensive care plans and hands-on assistance to access community-based supportive services for homebound seniors and their families and caregivers. Clients for this program include national health plans, employee assistance programs and work/life companies.

Customers and Sales and Marketing

Patient Infosystems

Through 1997, Patient Infosystems’ efforts focused primarily on the development of disease management programs. Beginning in 1998, Patient Infosystems began aggressively marketing the other services that its technology platform can provide, including demand management, patient surveys, pharmaceutical support programs and outcomes analysis. During 2003 and 2004, Patient Infosystems marketed its integrated Care Team Connect for Health product. Its target market is the organization that pays for health care services on behalf of its members, employees or beneficiaries. These industry organizations include several groups: insurance companies, managed care organizations, third party administrators (TPAs), health and welfare funds organized under the Taft-Hartley Labor Act, purchasing coalitions, and self-funded employer groups.

Patient Infosystems currently employs a sales and marketing staff of five persons to market its services. In addition, the senior members of Patient Infosystems’ management are actively engaged in marketing Patient Infosystems’ programs.

Patient Infosystems has agreements in place with several organizations to co-market Patient Infosystems’ products and services. These agreements are in place with Loge Group, LLC, formerly CBCA, Gilsbar, CHA Health, POMCO, A&I Benefit Plan Administrator and ppoNext. All of these organizations provide third-party administrator or preferred provider services. These agreements permit either company to co-market and sub-contract for the services of the other company.

CCS Consolidated

As of December 31, 2005, CCS Consolidated had post-acute care management contracts with health plans covering approximately 65,000 Medicare, approximately 544,000 commercial and approximately 133,000 Medicaid lives in the northeastern United States. Additionally, approximately 1.6 million members in Florida have access to CCS Consolidated’s services through their health plans and approximately 843,000 employees have access to CareGuide@Home through employee assistance work/life programs sold by distributors.

For the years ended March 31, 2005 and 2004, approximately 68% and 95%, respectively, of CCS Consolidated’s revenues were earned under contracts with affiliates of a single company, Health Net, Inc. In addition, during the year ended March 31, 2005, approximately 28% of CCS Consolidated’s revenues were earned under contracts with Aetna Health Plans. Effective as of January 2006, CCS Consolidated signed a transition agreement with Health Net which will result in the reduction of services by CCS Consolidated to Health Net through April 30, 2006, after which time no services will be provided to Health Net under the existing contract.

Competition

The healthcare industry and the market for healthcare information products is highly competitive and subject to continual change in the manner in which services are provided. Other entities, whose financial, research, staff, and marketing resources may exceed Patient Infosystems’ resources, are marketing care management and disease management services or have announced an intention to offer such services. These entities include disease management companies, special healthcare companies, major pharmaceutical companies, healthcare organizations, independent care management organizations, provider groups, pharmacy benefit management companies, healthcare information system and software vendors, and other entities that provide services to health plans and self-insured employers. Many of these competitors have substantial installed customer bases in the health care industry and the ability to fund significant product development and acquisition efforts. Patient Infosystems also competes against other companies that provide statistical and data management services, including clinical trial services to pharmaceutical companies. In addition, many payor organizations, including health plans, have internal network development and medical case management staff that provide services similar to those provided by Patient Infosystems and its subsidiaries. Many of Patient Infosystems’ competitors have significantly greater financial resources, and these companies also compete with Patient Infosystems in recruiting and retaining qualified personnel. Patient Infosystems’ failure to compete effectively could have a material adverse affect on its business.

Patient Infosystems believes it has advantages over some of its competitors because of the comprehensive clinical nature of its product offerings, its established reputation for providing care to enrollees with chronic diseases, its hands-on approach, its ability to manage many diseases simultaneously, and the financial and medical outcomes of its programs; however, Patient Infosystems cannot assure you that it can compete effectively with these companies.

Consolidation has been, and may continue to be, an important factor in all aspects of the healthcare industry, including the health and care support sector. While Patient Infosystems believes the size of its customers and membership base provides it with the economies of scale to compete even in a consolidating market, Patient Infosystems cannot assure you that it can effectively compete with companies formed as a result of industry consolidation or that it can retain existing customers if they are acquired by other health plans which already have or are not interested in health and care support programs.

Research and Development

Research and development expenses consist primarily of salaries, related benefits and administrative costs allocated to Patient Infosystems’ research and development personnel. These personnel are actively involved in the conversion of Patient Infosystems’ technology platform to a fully web-enabled design. Patient Infosystems’ research and development expenses were $145,396, or 1.3% of total revenues, for the fiscal year ended December 31, 2005, and $130,443, or 1.3% of total revenues, for the fiscal year ended December 31, 2004. Patient

Infosystems anticipates that the amount spent on research and development will remain relatively constant in future periods as it continues its internal process to update its products.

Government Regulation

Governmental regulation impacts Patient Infosystems and its subsidiaries in a number of ways in addition to those regulatory risks presented under the “Risk Factors” below. The health care industry is subject to extensive regulation by both the Federal and state governments. A number of states have extensive licensing and other regulatory requirements applicable to companies that provide health care services. While many of the governmental and regulatory requirements affecting healthcare delivery do not directly affect Patient Infosystems, its client health plans must comply with a variety of regulations including the licensing and reimbursement requirements of federal, state and local agencies. Additionally, services provided to health benefit plans in certain cases are subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA").

Furthermore, state laws govern the confidentiality of patient information through statutes and regulations that safeguard privacy rights. In addition, on August 21, 1996 Congress passed the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), P.L. 104-191, which extensively restricts the use and disclosure of individually-identifiable health information by certain entities. This legislation required the Secretary of the Department of Health and Human Services to adopt national standards for electronic health transactions and the data elements used in such transactions. Patient Infosystems is contractually required to comply with certain aspects of the regulations and is required to comply with any applicable state laws or regulations related to privacy that are more restrictive than the federal privacy laws. Beginning April 20, 2005, health plans, most healthcare providers and certain other entities were required to comply with federal security regulations issued pursuant to HIPAA, which require the use of administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of electronic individually-identifiable health information. Patient Infosystems is contractually required to comply with certain aspects of the confidentiality and security regulations.

Patient Infosystems and its customers may be subject to Federal and state laws and regulations that govern financial and other arrangements among health care providers. Furthermore, Patient Infosystems and its customers may be subject to federal and state laws and regulations governing the submission of false healthcare claims to the government and private payers. Patient Infosystems’ participation in programs being administered by federal agencies may subject it directly to various laws and regulations applicable to entities contracting to provide services to federal programs, including but not limited to provisions related to billing and reimbursement and the False Claims Act. Violations of the False Claims Act are punishable by treble damages and penalties of up to $11,000 per false claim. Actions may be brought under the False Claims Act by the government as well as by private individuals, known as “whistleblowers,” who are permitted to share in any settlement or judgment.

When a private party brings an action under the False Claims Act under the whistleblower provisions, the defendant will generally not be aware of the lawsuit until the government makes a determination whether it will intervene and take a lead in the litigation. There are many potential bases for liability under the False Claims Act. Although liability under the False Claims Act arises when an entity knowingly submits a false claim for reimbursement to the federal government, the False Claims Act defines the term “knowingly” broadly. Thus, although simple negligence generally will not give rise to liability under the False Claims Act, submitting a claim with reckless disregard for its truth or falsity can constitute “knowingly” submitting a claim. In some cases, whistleblowers or the federal government have taken the position that entities who allegedly have violated other statutes, such as the “fraud and abuse” provisions of the Social Security Act, have thereby submitted false claims under the False Claims Act. From time to time, participants in the health care industry, including Patient Infosystems, may be subject to actions under the False Claims Act, and it is not possible to predict the impact of such actions.

Certain of Patient Infosystems’ subsidiaries are licensed to take risk in certain states. These subsidiaries must meet certain minimum capital and surplus tests as well as file quarterly and annual filings with state regulatory authorities. Patient Infosystems believes that all of its subsidiaries are in compliance with such requirements.

Certain of Patient Infosystems’ professional healthcare employees, such as nurses, must comply with individual licensing requirements. All of its healthcare professionals who are subject to licensing requirements are licensed in the state in which they are physically present. Multiple state licensing requirements for healthcare professionals who provide services telephonically across state lines may require Patient Infosystems to license some of its healthcare professionals in more than one state. Patient Infosystems continually monitors legislative, regulatory and judicial developments in telemedicine; however, new judicial decisions, agency interpretations, or federal or state legislation or regulations could increase the requirement for multi-state licensing of certain of its health professionals, which would increase administrative costs.

Changes in laws governing reimbursement under governmental programs such as Medicare and Medicaid may also affect Patient Infosystems. Legislative and regulatory bodies may continue to reduce the funding of the Medicare and Medicaid programs in an effort to reduce overall federal health-care spending. In recent years, federal legislation has reduced or significantly altered Medicare and Medicaid reimbursements. These changes, future legislative initiatives or government regulation could adversely affect Patient Infosystems’ operations or reduce the demand for its services.

Various federal and state laws regulate the relationships among providers of healthcare services, other healthcare businesses and physicians. The “fraud and abuse” provisions of the Social Security Act provide civil and criminal penalties and potential exclusion from the Medicare and Medicaid programs for persons or businesses who offer, pay, solicit or receive remuneration in order to induce referrals of patients covered by federal healthcare programs (which include Medicare, Medicaid, TriCare and other federally funded health programs). While Patient Infosystems believes that its business arrangements with its health plans and medical directors comply with these statutes, these fraud and abuse provisions are broadly written, and Patient Infosystems does not yet know the full extent of their application. Therefore, Patient Infosystems is unable to predict the effect, if any, of broad enforcement interpretation of these fraud and abuse provisions.

Employees

As of March 28, 2006, Patient Infosystems and its subsidiaries had 246 full time and 34 part-time employees. None of Patient Infosystems’ or its subsidiaries’ employees is represented by a union, and Patient Infosystems is not aware of any activities seeking such organization. Patient Infosystems considers its relations with its and its subsidiaries’ employees to be good.

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

Risks Related to the Historical Business of Patient Infosystems (excluding CCS Consolidated)

Patient Infosystems has a history of operating losses, and such losses may continue in the future due to continued limited patient enrollment.

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

Patient Infosystems currently has patients enrolled in its disease-specific programs. Through March 2006, an aggregate of approximately 1.2 million persons have been enrolled in Patient Infosystems’ programs. While Patient Infosystems has been able to enroll a sufficient number of patients to cover the cost of its programs, it still has not been able to generate sufficient operational margin to achieve a net profit.

If Patient Infosystems does not manage its growth successfully, its growth may slow, decline or stop, and it may never become profitable.

If Patient Infosystems and its subsidiaries do not manage their growth successfully, Patient Infosystems’ growth may slow or stop, and it may never become profitable. Patient Infosystems has expanded its operations rapidly and plans to continue to expand, particularly in connection with the merger with CCS Consolidated. This expansion has created significant demands on Patient Infosystems’ administrative, operational and financial personnel and other resources. Additional expansion in existing or new markets could strain resources and increase the need for capital. Patient Infosystems’ personnel, systems, procedures, controls and existing space may not be adequate to support further expansion. In addition, because Patient Infosystems’ business strategy emphasizes growth, the failure to achieve its stated growth objectives or the growth expectations of investors could cause its stock price to decline.

Patient Infosystems has a limited number of customers, a few of which have accounted for a substantial portion of its business.

There is a significant concentration of Patient Infosystems’ business in a small number of customers, with Patient Infosystems’ most significant contract being with the Institute for Healthcare Improvement ("IHI") and accounting for revenues of $2.8 million during the year ended December 31, 2005. The contract with IHI has never had a term of more than twelve months. The contract with IHI is due to be renewed on April 1, 2006 for the period through March 31, 2007, and while Patient Infosystems expects this contract to be renewed, it is expected that negotiations will not be completed before April 1, 2006. There can be no assurance given that such negotiations will result in a contract that will have terms acceptable to Patient Infosystems, nor that the amount of revenue received by Patient Infosystems under this contract during the year ended December 31, 2005 is indicative of revenues to be received in future periods, and such revenues may not continue at all. Patient Infosystems expects that its sale of services will continue to be concentrated in a small number of customers for the foreseeable future. Consequently, the loss of any one of its customers could have a material adverse effect on Patient Infosystems and its operations. There can be no assurance that customers will maintain their agreements with Patient Infosystems, enroll a sufficient number of patients in the programs developed by Patient Infosystems for Patient Infosystems to achieve or maintain profitability, or that customers will renew their contracts upon expiration, or on terms favorable to, Patient Infosystems.

Patient Infosystems’ products and services may not be accepted in the marketplace.

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

Patient Infosystems is dependent on its customers for the marketing and implementation of its programs.

Patient Infosystems has limited financial, personnel and other resources to undertake extensive marketing activities. One element of Patient Infosystems’ marketing strategy involves marketing specialized disease management programs to third party administrators and other managed care organizations, with the intent that those customers will market the program to parties responsible for the payment of health care costs, who will enroll patients in the programs. Accordingly, Patient Infosystems, will to a degree, be dependent upon its customers, over whom it has no control, for the marketing and implementation of its programs and for the receipt of valid patient information. The timing and extent of patient enrollment is completely within the control of Patient Infosystems’ customers. Patient Infosystems has faced difficulty in receiving reliable patient information from certain customers, which has hampered its ability to complete certain of its projects. To the extent that an adequate number of patients are not enrolled in the program, or enrollment of initial patients by a customer is delayed for any reason, Patient Infosystems’ revenue may be insufficient to support its activities.

Patient Infosystems’ agreements with its customers may be terminated by its customers on relatively short notice.

Patient Infosystems’ current services agreements with its customers generally automatically renew but may be terminated by those customers without cause upon notice of between 30 and 90 days. In general, customer contracts may include significant performance criteria and implementation schedules for Patient Infosystems. Failure to satisfy such criteria or meet such schedules could also result in termination of the agreements.

The success of Patient Infosystems’ programs is highly dependent on the accuracy of information provided by patients.

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

Patient Infosystems’ operating results have fluctuated in the past and could fluctuate in the future.

Patient Infosystems’ operating results have varied in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of its control. These factors include:

•	volume and timing of sales;

•	rates at which customers implement disease management and other health information programs within their patient populations;

•	impacts of substantial divestitures and acquisitions;

•	loss or addition of customers and referral sources;

•	seasonal fluctuations in healthcare utilization;

•	investments required to support growth and expansion;

•	changes in the mix of products and customers;

•	changes in healthcare reimbursement policies and amounts;

•	increases in direct sales costs and operating expenses;

•	increases in selling, general and administrative expenses;

•	increased or more effective competition; and

•	regulatory changes.

Any of the above could have a material adverse impact on Patient Infosystems’ business, prospects, results of operations or financial condition.

Patient Infosystems’ business is dependent on data processing and transmission capabilities.

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

Acquisitions may cause integration problems, disrupt Patient Infosystems’ business and strain its resources.

In the past Patient Infosystems has made business acquisitions, including the recent merger with CCS Consolidated. In addition, it may make additional acquisitions in the future. Patient Infosystems’ success will depend, to a certain extent, on the future performance of these acquired business entities. These acquisitions, either individually or as a whole, could divert management attention from other business concerns and expose Patient Infosystems to unforeseen liabilities or risks associated with entering new markets and integrating those new entities. Further, the integration of these entities may cause Patient Infosystems to lose key employees or key customers. Integrating newly acquired organizations and technologies could be expensive and time consuming and may strain resources. Consequently, Patient Infosystems may not be successful in integrating these acquired businesses or technologies and may not achieve anticipated revenue and cost benefits.

If Patient Infosystems’ actual financial results vary from any publicly disclosed forecasts, its stock price could decline materially.

Patient Infosystems’ actual financial results might vary from those anticipated by it, and these variations could be material. Publicly disclosed forecasts reflect numerous assumptions concerning expected performance, as well as other factors, which are beyond Patient Infosystems’ control, and which might not turn out to have been correct. Although Patient Infosystems believes that the assumptions underlying the projections are reasonable, actual results could be materially different, and to the extent actual results are materially different, Patient Infosystems’ stock price could be materially adversely impacted.

Patient Infosystems may be required to incur significant monetary penalties as a result of delays in registering the resale of shares sold in its 2005 PIPE offering.

During the months of October and December 2005, Patient Infosystems issued an aggregate of 3,588,562 shares of its common stock in a private placement (the “PIPE”) at an average price of $3.49 per share for gross proceeds of approximately $12.5 million. After paying related commissions and other offering costs, the net proceeds of the PIPE were approximately $10.8 million. Patient Infosystems used $6.0 million of the net proceeds to retire its debt obligations under a credit facility in full. Pursuant to the terms of the PIPE, Patient Infosystems is obligated to register the resale of the PIPE shares on behalf of the PIPE investors. Under the terms of the PIPE, Patient Infosystems will incur financial penalties of 1% of the gross proceeds (approximately $120,000) per month if the effective date of the registration statement relating to these shares is delayed past March 1, 2006 until such time as the registration statement is declared effective.

Because the closing of the merger with CCS Consolidated was delayed until January 25, 2006 and because of subsequent delays in the registration process, financial penalties will apply for at least one month and possibly more. Patient Infosystems is in the process of preparing the registration statement and expects to file the registration statement with the SEC following the filing of this annual report. The effective date of the registration statement will depend on a number of factors that are beyond Patient Infosystems’ control, including potential review of the registration statement by the SEC. Any significant delays in the effectiveness of the registration statement could have a material adverse impact on Patient Infosystems’ financial condition and liquidity position.

Risks Related to the Business of CCS Consolidated

CCS Consolidated depends on payments from customers, and cost reduction pressure on these entities may adversely affect Patient Infosystems’ business and results of operations.

The healthcare industry in which CCS Consolidated operates currently faces significant cost reduction pressures as a result of constrained revenues from governmental and private revenue sources and increasing underlying medical care costs. Patient Infosystems believes that these pressures will continue and possibly intensify.

CCS Consolidated’s services are geared specifically to assist its customers in controlling the high costs associated with the treatment of chronic diseases; however, the pressures to reduce costs in the short term may negatively affect its ability to sign and/or retain contracts. In addition, this focus on cost reduction may cause its customers to focus on contract restructurings that reduce the fees for services rendered by CCS Consolidated. These financial pressures could have a negative impact on Patient Infosystems’ operations.

CCS Consolidated has a limited number of customers, a few of which have accounted for a substantial portion of its business.

During the year ended March 31, 2005 and the nine months ended December 31, 2005, approximately 96% and 94%, respectively, of CCS Consolidated’s revenues were concentrated in two customers, Health Net, Inc. and Aetna Health Plans. The contract between CCS Consolidated and Health Net has been terminated, and CCS Consolidated’s services to Health Net will generally be terminated as of April 30, 2006. While Patient Infosystems believes that the Health Net contract was not a profitable contract and that the termination of the Health Net contract will not adversely impact its profitability, if CCS Consolidated is not able to execute contracts with new customers to replace Health Net, Patient Infosystems’ revenues will be adversely affected. In addition, there is no guarantee that Aetna will continue to purchase CCS Consolidated’s services at prior levels. If CCS Consolidated does not generate as much revenue from its major customers as is currently expected, or if CCS Consolidated loses Aetna as a customer, Patient Infosystems’ results of operations could be materially adversely impacted.

CCS Consolidated’s contractual arrangement with Health Net has been terminated, which will result in a material reduction in revenues.

Prior to May 1, 2005, CCS Consolidated’s contractual arrangement with Health Net, Inc. provided for CCS Consolidated’s acceptance of risk in the states of Connecticut, New York and New Jersey. Effective May 1, 2005, the contract related to the business in the State of Connecticut was converted from a risk basis to an Administrative Services Only (“ASO”) basis, necessitated by a change in insurance regulations. The conversion of this contract resulted in a decrease in revenue by approximately $2 million per month. Subsequently, on February 14, 2006, CCS Consolidated signed a transition agreement with Health Net that was effective as of January 1, 2006. This transition agreement results in the reduction of services to Health Net through April 30, 2006, after which time no services will be provided to Health Net. As part of the transition, the risk contracts for the states of New York and New Jersey were also converted to ASO contracts effective as of January 1, 2006. During the fiscal years ended March 31, 2005 and 2004, CCS Consolidated’s contracts with Health Net represented approximately 68% and 95%, respectively, of its total revenues, and during the nine months ended December 31, 2004, its contracts with Health Net represented approximately 74% of its total revenues. The concentration of the Health Net contracts as a part of CCS Consolidated’s revenues had decreased to 30% for the nine months ended December 31, 2005.

As the Health Net contracts were not profitable to CCS Consolidated, Patient Infosystems does not believe that its net income will be adversely impacted by their termination, even though CCS Consolidated’s revenues will be significantly reduced as a result of the Health Net transition. However, there can be no guarantee that the termination of the Health Net contracts will not have a material adverse impact on Patient Infosystems’ results of operations.

Reconciliations under CCS Consolidated’s contract with Aetna could result in additional cash to be paid by it or result in less cash to be paid to CCS Consolidated by Aetna than originally estimated.

CCS Consolidated’s contracts with Aetna Health Plans contain provisions whereby Aetna pays a portion of the claims and CCS Consolidated pays the remainder, even though CCS Consolidated recognizes all of the revenue and all of the claims expense.  CCS Consolidated records a net receivable each month equal to the net of the portion of the revenues and the estimated claims paid by Aetna. Reconciliations are to be performed for each contract quarter within eight months after the end of each contract quarter, but these reconciliations are still incomplete to date. During December 2005, CCS Consolidated received a reconciliation regarding one of the two contracts for the year ending December 31, 2004, which estimated that CCS Consolidated owes approximately $350,000 for this period. Patient Infosystems believes that the current calculation may be overstated in certain respects, and the reconciliation has not been finalized. Additionally, the reconciliations for 2005 have not been completed. In the event any reconciliation results in a determination that the sum of actual paid claims by Aetna plus CCS Consolidated’s margin exceeds the amount of revenue retained by Aetna, CCS Consolidated would be required to pay additional cash to Aetna. Such a result could have an adverse impact on Patient Infosystems’ financial position, results of operations, and statements of cash flows.

A majority of CCS Consolidated’s revenues come from risk contracts. The claims on these risk contracts are paid over time and the actual claims made may exceed the estimated claim liabilities.

As of December 31, 2005, CCS Consolidated had approximately $8.9 million of claim reserve liabilities. To fund these claim liabilities, CCS Consolidated had operating and restricted cash of approximately $8.2 million and accounts receivable of approximately $2.7 million at such date. These claim liabilities will be paid out over several months, and the actual claims made may exceed the estimated claim reserve liabilities. If this were to occur, CCS Consolidated would need additional cash and would incur charges to earnings that could have a material adverse impact on the results of Patient Infosystems’ operations. Additionally, there may be shortfalls in cash from time to time as the timing of the claim payments may be in contrast with the collections of the accounts receivable. If this were to occur, Patient Infosystems would be required to locate additional sources of working capital, and there can be no assurance that it would be able to do so on favorable terms or at all.

CCS Consolidated’s inability to perform well under its contracts could have a material adverse effect on Patient Infosystems’ business and results of operations.

Patient Infosystems’ growth strategy for CCS Consolidated focuses on developing health and care support programs to address chronic diseases and medical conditions as well as the overall health of all enrollees of a health plan. While CCS Consolidated has considerable experience in health and care support programs with a broad range of medical conditions, any new or modified programs will involve inherent risks of execution. If CCS Consolidated does not perform well under its contracts, or if one or more of its customers perceive that it does not perform adequately, CCS Consolidated’s and Patient Infosystems’ business reputations and Patient Infosystems’ results of operations could be materially adversely impacted.

CCS Consolidated depends on the timely receipt of accurate data from its customers and its accurate analysis of such data.

Identifying which health plan members are eligible to receive CCS Consolidated’s services and measuring its performance under its contracts are highly dependent upon the timely receipt of accurate data from its health plan customers and its accurate analysis of such data. Data acquisition, data quality control and data analysis are complex processes that carry a risk of untimely, incomplete or inaccurate data from CCS Consolidated’s health plan customers or flawed analysis of such data, which could have a material adverse impact on CCS Consolidated’s ability to recognize revenues.

An unfavorable outcome related to CCS Consolidated’s dispute with Oxford Health Plans may result in additional liabilities and could result in additional reductions in cash.

CCS Consolidated is currently disputing amounts owed under its contract with Oxford Health Plans. Oxford has drawn on a $500,000 letter of credit that was placed under the contract and is claiming that CCS Consolidated owes Oxford an additional $1 million in addition to replenishing the letter of credit. Patient Infosystems believes that Oxford owes CCS Consolidated approximately $180,000. Oxford has submitted a demand for arbitration relating to this dispute, and the arbitration process has begun. There can be no assurances that CCS Consolidated will be able to resolve this matter favorably.

The profitability of certain of CCS Consolidated’s contracts is dependent upon the type and number of cases that it processes.

CCS Consolidated has entered into a service agreement with a health plan under which it assists the plan with complex care management services for its customers in exchange for a fee. The profitability of the contract is dependent upon the number of cases that meet certain criteria for referral to CCS Consolidated and agree to receive the service. Although the contract currently generates a sufficient volume of cases to make the contract profitable, if the contract fails to continue to do so in the future, the fixed costs incurred to service this contract could exceed the revenue generated from the caseload. There can be no assurance that this contract will continue to generate the required level of revenue to make the contract profitable and, if it fails to do so, this could have a material adverse impact on Patient Infosystems’ results of operations and financial condition.

CCS Consolidated’s revenues are subject to seasonal pressure from the disenrollment processes of its contracted health plans.

Employers typically make decisions on which health insurance carriers they will offer to their employees and also may allow employees to switch between health plans on an annual basis. These annual membership disenrollment and re-enrollment processes of employers (whose employees are the health plan members) from health plans can result in a seasonal reduction in actual lives under management in January, during Patient Infosystems’ fourth fiscal quarter.

Historically, a majority of employers and employees make these decisions effective December 31 of each year. An employer’s change in health plans or employees’ changes in health plan elections may cause a decrease in actual lives under management for existing contracts as of January 1. Although these decisions may also cause a gain in enrollees as new employers sign on with customers, the identification of new members eligible to participate in CCS Consolidated’s programs, in some products, is based on the submission of healthcare claims, which lags enrollment by an indeterminate period.

Another seasonal impact on actual lives could occur if a health plan decided to withdraw coverage altogether for a specific line of business, such as Medicare, or in a specific geographic area, thereby automatically disenrolling previously covered members. Historically, CCS Consolidated has experienced minimal covered life disenrollment from such a decision.

Risks Related to the Healthcare Industry

Patient Infosystems is subject to extensive changes in the healthcare industry.

The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of healthcare industry participants. Several lawmakers have announced that they intend to propose programs to reform the U.S. health care system. These programs may contain proposals to increase governmental involvement in health care, lower reimbursement rates and otherwise change the operating environment for Patient Infosystems and its targeted customers. Healthcare industry participants may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring certain expenditures, including those for Patient Infosystems’ programs. Patient Infosystems cannot predict what impact, if any, such changes in the healthcare industry might have on its business, financial condition and results of operations. In addition, many healthcare providers are consolidating to create larger healthcare delivery enterprises with greater regional market power. As a result, the remaining enterprises could have greater bargaining power, which may lead to price erosion of Patient Infosystems’ programs. The failure of Patient Infosystems to maintain adequate price levels could have a material adverse effect on its business.

In recent years, the healthcare industry has undergone significant change driven by various efforts to reduce costs, including potential national healthcare reform, trends toward managed care, cuts in Medicare reimbursements, and horizontal and vertical consolidation within the healthcare industry. Patient Infosystems’ inability to react effectively to these and other changes in the healthcare industry could adversely affect its operating results. Patient Infosystems cannot predict whether any healthcare reform efforts will be enacted and what effect any such reforms may have on it or its customers. The inability of Patient Infosystems to react effectively to changes in the healthcare industry may result in a material adverse effect on its business.

Patient Infosystems’ business is subject to extensive government regulation.

The healthcare industry, including the current business of Patient Infosystems and its subsidiaries, is subject to extensive regulation by both the Federal and state governments. A number of states have extensive licensing and other regulatory requirements applicable to companies that provide healthcare services. Additionally, services provided to health benefit plans in certain cases are subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended, and may be affected by other state and Federal statutes. Generally, state laws prohibit the practice of medicine and nursing without a license. Many states interpret the practice of nursing to include health teaching, health counseling, the provision of care supportive to, or restorative of, life and well being and the execution of medical regimens prescribed by a physician. Accordingly, to the extent that Patient Infosystems assists providers in improving patient compliance by publishing educational materials or providing behavior modification training to patients, such activities could be deemed by a state to be the practice of medicine or nursing. Although Patient Infosystems has not conducted a survey of the applicable law in all 50 states, it believes that it is not engaged in the practice of medicine or nursing. There can be no assurance, however, that Patient Infosystems’ operations will not be challenged as constituting the unlicensed practice of medicine or nursing. If such a challenge were made successfully in any state, Patient Infosystems could be subject to civil and criminal penalties under such state's law and could be required to restructure its contractual arrangements in that state. Such results or the inability to successfully restructure its contractual arrangements, could have a material adverse effect on Patient Infosystems’ operations.

Patient Infosystems and its customers may also be subject to Federal and state laws and regulations that govern financial and other arrangements among healthcare providers. These laws prohibit certain fee splitting arrangements among healthcare providers, as well as direct and indirect payments, referrals or other financial arrangements that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. Possible sanctions for violation of these restrictions include civil and criminal penalties. Criminal penalties range from misdemeanors, which carry fines of not more than $10,000 or imprisonment for not more than one year, or both, to felonies, which carry fines of not more than $25,000 or imprisonment for not more than five years, or both. Further, criminal violations may result in permanent mandatory exclusions and additional permissive exclusions from participation in Medicare and Medicaid programs.

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

Compliance with new federal and state legislative and regulatory initiatives could adversely affect Patient Infosystems’ results of operations or may require it to spend substantial amounts acquiring and implementing new information systems or modifying existing systems.

Patient Infosystems and its customers are subject to considerable state and federal government regulation. Many of these regulations are vaguely written and subject to differing interpretations that may, in certain cases, result in unintended consequences that could impact Patient Infosystems’ ability to effectively deliver services. The current focus on regulatory and legislative efforts to protect the confidentiality and security of individually-identifiable health information, as evidenced by the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), is one such example.

Patient Infosystems believes that federal regulations governing the confidentiality of individually-identifiable health information permit it to obtain individually-identifiable health information for health and care support purposes from a health plan customer; however, state legislation or regulation could preempt federal legislation if it is more restrictive. Federal regulations governing the security of electronic individually-identifiable health information became mandatory for customers in April 2005. Patient Infosystems is contractually required to comply with certain aspects of these confidentiality and security regulations.

Although Patient Infosystems continually monitors the extent to which specific state legislation or regulations may govern its operations, new federal or state legislation or regulation in this area that restricts its ability to obtain individually-identifiable health information would have a material negative impact on its operations.

Patient Infosystems’ subsidiaries are subject to government regulation, and the failure to comply with such regulation could adversely affect it results of operations.

Patient Infosystems, through its subsidiary CCS Consolidated, has certain subsidiaries that are licensed to take risk in certain states. These subsidiaries must meet certain minimum capital and surplus tests as well as file quarterly and annual filings with regulatory and state authorities. If one of these subsidiaries does not remain in compliance with the statutory requirements, there is the possibility that the regulating authorities could impose greater restrictions on the subsidiary, including requiring additional cash deposits, additional reporting requirements and the potential revocation of licenses, each of which could have a materially adverse impact on Patient Infosystems’ results of operations.

Government regulators may interpret current regulations governing Patient Infosystems’ operations in a manner that negatively impacts its ability to provide services.

Broadly written Medicare fraud and abuse laws and regulations that are subject to varying interpretations may expose Patient Infosystems and its subsidiaries to potential civil and criminal litigation regarding the structure of current and past contracts entered into with their customers. Patient Infosystems believes that its operations have not violated and do not violate the provisions of the fraud and abuse statutes and regulations; however, private individuals acting on behalf of the United States government, or government enforcement agencies themselves, could pursue a claim against it under a new or differing interpretation of these statutes and regulations.

Patient Infosystems’ participation in the federal programs may result in its being subject directly to various federal laws and regulations, including provisions related to fraud and abuse, false claims and billing and reimbursement for services, and the False Claims Act. Violations of the False Claims Act are punishable by treble damages and penalties of up to $11,000 per false claim. Actions may be brought under the False Claims Act by the government as well as by private individuals, known as “whistleblowers,” who are permitted to share in any settlement or judgment. Also, federal law contains various prohibitions related to false statements and false claims, some of which apply to private payors as well as federal programs.

Patient Infosystems faces competition for staffing, which may increase its labor costs and reduce profitability.

Patient Infosystems competes with other healthcare and services providers in recruiting qualified management and staff personnel for the day-to-day operations of its business, including nurses and other healthcare professionals. In some markets, the scarcity of nurses and other medical support personnel has become a significant operating issue to healthcare businesses. This shortage may require Patient Infosystems to enhance wages and benefits to recruit and retain qualified nurses and other healthcare professionals. A failure to recruit and retain qualified management, nurses and other healthcare professionals, or to control labor costs, could have a material adverse effect on profitability.

Patient Infosystems may face costly litigation that could force it to pay damages and harm its reputation.

Like other participants in the healthcare market, Patient Infosystems is subject to lawsuits alleging negligence, product liability or other similar legal theories, many of which involve large claims and significant defense costs. Any of these claims, whether with or without merit, could result in costly litigation, and divert the time, attention, and resources of management. Although Patient Infosystems and its subsidiaries currently maintain liability insurance intended to cover such claims, there can be no assurance that the coverage limits of such insurance policies will be adequate or that all such claims will be covered by the insurance. In addition, these insurance policies must be renewed annually. Although Patient Infosystems has been able to obtain liability insurance, such insurance may not be available in the future on acceptable terms, if at all. A successful claim in excess of the insurance coverage could have a material adverse effect on Patient Infosystems’ results of operations or financial condition.

Patient Infosystems could share in potential liability resulting from adverse medical consequences of patients.

Patient Infosystems provides information to healthcare providers and managed care organizations upon which determinations affecting medical care are made. As a result, it could share in potential liabilities for resulting adverse medical consequences to patients. In addition, Patient Infosystems could have potential legal liability in the event it fails to record or disseminate correctly patient information. Patient Infosystems maintains an errors and omissions insurance policy with coverage of $5 million in the aggregate and per occurrence. Although Patient Infosystems does not believe that it will directly engage in the practice of medicine or direct delivery of medical services and has not been a party to any such litigation, it maintains a professional liability policy with coverage of $5 million in the aggregate and per occurrence. There can be no assurance that Patient Infosystems’ procedures for limiting liability have been or will be effective, that Patient Infosystems will not be subject to litigation that may adversely affect Patient Infosystems’ results of operations, that appropriate insurance will be available to it in the future at acceptable cost or at all or that any insurance maintained by Patient Infosystems will cover, as to scope or amount, any claims that may be made against Patient Infosystems.

Risks Related to Patient Infosystems’ Common Stock

The market price of Patient Infosystems’ common stock may be highly volatile.

The market price of Patient Infosystems’ common stock has been and will likely continue to be highly volatile. From the date trading of its common stock commenced until March 30, 2006, the range of its stock price has been between $114.00 and $0.48, after giving effect to the 1-for-12 reverse stock split which became effective on January 9, 2004. Factors including announcements of technological innovations by Patient Infosystems or other companies, regulatory matters, new or existing products or procedures, concerns about Patient Infosystems’ financial position, operating results, government regulation, or developments or disputes relating to agreements or proprietary rights may have a significant impact on the market price of Patient Infosystems’ common stock. In addition, potential dilutive effects of future sales of shares of common stock by Patient Infosystems, its stockholders, or the holders of warrants and options, could have an adverse effect on the price of Patient Infosystems’ common stock.

Patient Infosystems’ principal stockholders and management own a significant percentage of its outstanding common stock and will be able to exercise significant influence over its operations.

After giving effect to the merger with CCS Consolidated, Patient Infosystems’ executive officers, directors and holders of more than 5% of Patient Infosystems’ outstanding common stock, together with their respective affiliates, currently own more than 75% of its voting stock, including shares subject to outstanding options and warrants. These stockholders are able to determine the composition of Patient Infosystems’ board of directors, retain the voting power to approve all matters requiring stockholder approval and will continue to have significant influence over its operations. This concentration of ownership could have the effect of delaying or preventing a change in control of Patient Infosystems, preventing or frustrating any attempt by its stockholders to replace or remove the current management, or otherwise discouraging a potential acquirer from attempting to obtain control of Patient Infosystems, which in turn could limit the market value of its common stock.

A large number of shares of Patient Infosystems common stock may be sold in the market, which could depress the market price.

Sales of substantial amounts of Patient Infosystems’ common stock in the public market, or the perception that these sales might occur, could materially and adversely affect the market price of its common stock or its future ability to raise capital through an offering of its equity securities. As of March 30, 2006, Patient Infosystems had an aggregate of 67,538,976 shares of common stock outstanding. If all options and warrants currently outstanding to purchase shares of common stock were to be exercised, there would be an aggregate of 70,478,581 shares of common stock outstanding. Of the outstanding shares, up to 11,026,362 shares are freely tradable without restriction or further registration under the Securities Act, unless the shares are held by one of Patient Infosystems’ "affiliates" as such term is defined in Rule 144 of the Securities Act. The remaining shares may be sold only pursuant to a registration statement under the Securities Act or an exemption from the registration requirements of the Securities Act. The sale and distribution of these shares may cause a decline in the market price of Patient Infosystems’ common stock.

Patient Infosystems’ common stock qualifies as a "penny stock" under SEC rules which may make it more difficult for stockholders to resell their shares of common stock.

Patient Infosystems’ common stock trades on the OTC Bulletin Board. As a result, the holders of its common stock may find it more difficult to obtain accurate quotations concerning the market value of the stock. Stockholders also may experience greater difficulties in attempting to sell the stock than if it were listed on a stock exchange or quoted on the Nasdaq National Market or the Nasdaq Small Cap Market. Because the common stock does not trade on a stock exchange or on the Nasdaq National Market or the Nasdaq Small Cap Market, and the market price of the common stock is less than $5.00 per share, the common stock qualifies as a "penny stock." SEC Rule 15g-9 under the Securities Exchange Act of 1934 imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination on the appropriateness of investments in penny stocks for the customer and must make special disclosures to the customer concerning the risks of penny stocks. Application of the penny stock rules to Patient Infosystems’ common stock could adversely affect the market liquidity of the shares, which in turn may affect the ability of holders of the common stock to resell the stock.

Item 2.	Description of Properties.

Patient Infosystems’ executive and corporate offices are located in Rochester, New York in approximately 9,000 square feet of leased office space. CBCA Care Management, Inc., a subsidiary of Patient Infosystems, leases 6,600 square feet of office space in Dallas, Texas and 6,400 square feet of office space in Las Vegas, Nevada. CCS Consolidated, Inc., a subsidiary of Patient Infosystems, leases approximately 76,000 square feet of office space for its corporate headquarters in Coral Springs, Florida and leases approximately 3,300 square feet of office space in Southfield, Michigan. These operating leases expire at various times between June 30, 2006 and October 31, 2009. CCS Consolidated, Inc. also a lease for approximately 34,000 square feet of office space in New York City expiring July 31, 2010, of which 83% is subleased. Patient Infosystems expects to either extend those leases that expire during 2006 for a minimum of 12 months or lease new facilities at the end of such expiring lease.

These facilities are in good condition, and Patient Infosystems believes that its and its subsidiaries’ offices are suitable to meet their current needs.

Item 3.	Legal Proceedings.

One of CCS Consolidated’s subsidiaries entered into a Health Services Agreement with Oxford Health Plans (NY) Inc., or Oxford, pursuant to which each party made payments to the other based on services provided. As permitted by the agreement, the subsidiary terminated the agreement by written notice to Oxford, which termination was effective as of August 31, 2005. Oxford contends that the subsidiary owes it approximately $1.5 million for the periods through August 31, 2005, while Patient Infosystems believes that Oxford owes the subsidiary approximately $180,000 for the period ending December 31, 2004. Patient Infosystems has not yet determined whether Oxford owes the subsidiary any amounts for 2005, other than an unpaid $75,000 administrative fee for the month of August 2005. Negotiations to settle the matter have been unsuccessful to date. On July 22, 2005, over the subsidiary’s objections, Oxford drew down on a $500,000 letter of credit that had been provided under the contract. CCS Consolidated received a letter dated September 8, 2005 from Oxford requesting that it replenish the existing letter of credit in the amount of approximately $1.5 million, but CCS Consolidated has denied this request. CCS Consolidated received a letter from Oxford dated September 26, 2005 indicating that Oxford has submitted the matter to the American Health Lawyers Association for binding arbitration, seeking to compel the subsidiary to replenish the letter of credit in the amount of approximately $1.5 million and to pay Oxford approximately $1.0 million. Patient Infosystems is vigorously defending this claim and is asserting its own claims in the arbitration process that has now been initiated.

Patient Infosystems is also subject to various legal claims and actions incidental to its business, including professional liability claims. Patient Infosystems and its subsidiaries maintain insurance, including insurance covering professional liability claims, with customary deductible amounts. There can be no assurance that (i) claims will not be filed against Patient Infosystems and its subsidiaries in the future, (ii) prior experience with respect to the disposition of litigation is representative of the results that will occur in future cases or (iii) adequate insurance coverage will be available at acceptable prices for incidents arising or claims made in the future. There are no pending legal or governmental claims to which Patient Infosystems or its subsidiaries are a party that Patient Infosystems believes would, if adversely resolved, have a material adverse effect on its operations.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market Price for Registrant’s Common Equity and Related Stockholder Matters.

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

	High	Low
2004
First Quarter	$6.00	$1.44
Second Quarter	$5.50	$2.00
Third Quarter	$3.60	$1.32
Fourth Quarter	$3.94	$1.66

2005
First Quarter	$6.05	$2.92
Second Quarter	$5.90	$3.80
Third Quarter	$6.30	$4.16
Fourth Quarter	$4.50	$0.91 (1)

(1) On December 16, 2005, the distribution of shares of ACS to the shareholders of Patient Infosystems was completed. On December 16, 2005, Patient Infosystems’ common stock closed at $3.94 per share, while on December 19, 2005 the closing price was $1.36 per share.

(b) Holders

The approximate number of record holders of Patient Infosystems’ common stock as of March 30, 2006 is 287. The approximate number of beneficial owners is in excess of 883.

(c) Dividends

Patient Infosystems has not declared cash dividends on its common stock.

(d) Securities authorized for issuance under equity compensation plans as of December 31, 2005

Equity Compensation Plan Information

	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by securities holders	1,434,028	$2.75	-
Equity compensation plans not approved by securities holders	352,036	$4.21	-
Total	1,786,064	$3.04	-

(e) Recent sales of unregistered securities

None.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis provides a review of Patient Infosystems’ operating results for the fiscal years ended December 31, 2005 and its financial condition at December 31, 2005. The focus of this review is on the underlying business reasons for significant changes and trends affecting the revenues, net losses and financial condition of Patient Infosystems. This review should be read in conjunction with the accompanying consolidated financial statements of Patient Infosystems. Management’s discussion and analysis of Patient Infosystems’ results of operations in this annual report does not take into account the merger with CCS Consolidated, which was completed after December 31, 2005. After the filing of this annual report, Patient Infosystems will file a current report on Form 8-K including unaudited financial statements of CCS Consolidated as of and for the nine months ended December 31, 2005. The Form 8-K will also contain a Management’s Discussion and Analysis of the financial condition and results of operations of CCS Consolidated as of, and for the nine-month period ended, December 31, 2005.

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

Pursuant to an Agreement and Plan of Merger dated September 19, 2005, as amended on November 22, 2005 and December 23, 2005 (as so amended, the “Merger Agreement”) by and among Patient Infosystems, PATY Acquisition Corp., a wholly-owned subsidiary of Patient Infosystems and CCS Consolidated, Inc. (“CCS Consolidated”), Merger Sub merged with and into CCS Consolidated (the “Merger”), and CCS Consolidated became a wholly-owned subsidiary of the Registrant. The Merger closed and became effective on January 25, 2006.

As described in Item 2.01 of Patient Infosystems’ Form 8-K filed on January 31, 2006, at the closing of the Merger, Patient Infosystems issued 43,224,352 shares of its common stock to the former stockholders of CCS Consolidated. This represented approximately 64% of the issued and outstanding voting shares of Patient Infosystems upon the closing of the Merger, and as a result there was a change of control of the Patient Infosystems.

In addition, under a Stockholders Agreement entered into at the closing of the Merger, stockholders holding approximately 65% of the outstanding voting shares of Patient Infosystems’ common stock after the consummation of the Merger have agreed to vote their shares in favor of the election of John Pappajohn, a current director of Patient Infosystems, Derace Schaffer, M.D., a current director of Patient Infosystems, and three individuals designated by holders of at least a majority of the Patient Infosystems’ common stock held by the former stockholders of CCS Consolidated who are parties to the Stockholders Agreement. The three new directors appointed were Mark L. Pacala, Daniel C. Lubin and Albert S. Waxman. As provided by the Stockholders Agreement, two additional directors may be added to the Patient Infosystems’ board of directors, which individuals must be unanimously approved by the other five members of the Patient Infosystems’ board of directors. These additional directors have not yet been appointed.

Because the Merger with CCS Consolidated will be treated as a “reverse merger” for accounting purposes, and as such the financial statements of the accounting acquirer, CCS Consolidated, will become the financial statements of Patient Infosystems as the legal acquirer, Patient Infosystems adopted March 31 as its fiscal year end, which was CCS Consolidated’s fiscal year end. Because the Merger was completed after December 31, 2005, the financial statements included in this annual report for the year ended December 31, 2005 for the operations are those of only the legal acquirer, Patient Infosystems, during that period. Concurrently with the filing of this annual report, Patient Infosystems has filed a current report on Form 8-K to report the financial results of CCS Consolidated as of December 31, 2005 and for the nine-month period ending on such date.

On December 16, 2005, Patient Infosystems distributed approximately 12 million shares of common stock of its wholly owned subsidiary American Caresource Holdings, Inc. (“ACS”) as a dividend to its stockholders and retained approximately 300,000 shares of ACS (the “ACS Spin-off”), of which 88,525 were issued by Patient Infosystems on December 30, 2005. Patient Infosystems distributed one share of common stock of ACS for every two shares of Patient Infosystems stock owned as of the record date of November 8, 2005. Following the ACS Spin-off, ACS became an independent public company with its own management and board of directors. Two of the directors of Patient Infosystems, John Pappajohn and Derace Schaffer, also serve as directors of ACS. The historical operations of ACS are being reported in this annual report as discontinued operations.

On September 22, 2004, Patient Infosystems acquired all the outstanding equity of CBCA Care Management, Inc. ("CMI") for a total purchase price of $7,293,959, which included (1) $7,100,000 in cash and (2) direct expenses of $193,959. CMI provides case and utilization management services primarily to self insured employers and health and welfare funds. Patient Infosystems has sold case and utilization management services since 2000 and until 2004 outsourced the operations to CMI. Patient Infosystems intends to continue to market case and utilization management services.

The results of operations for the year ended December 31, 2004 include the results of operations of CMI only for the period beginning September 22, 2004. The results of operations for the year ended December 31, 2005 include the results of operations of CMI for the entire period.

During 2005, Patient Infosystems completed a valuation of the identifiable intangible assets acquired from CMI and finalized the purchase price allocation. The final purchase allocation resulted in an increase in customer relationships and liabilities assumed and a decrease in goodwill as compared to previously reported amounts. The effect of these adjustments on the related amortization was insignificant.

Information related to the acquisition of CMI is as follows:

Purchase consideration
Cash	$ 7,100,000
Expenses	193,959
Total	$ 7,293,959

Purchase allocation
Current assets	$ 228,187
Liabilities assumed	(498,627)
Property & equipment	181,852
Customer relationships	604,115
Goodwill	6,778,432
$ 7,293,959

Disease-Specific, Demand Management and Survey Programs

Patient Infosystems currently has patients enrolled in more than 30 of its disease-specific, demand management or survey programs. As of February 2006, an aggregate of over 1.2 million persons have enrolled or participated in these programs. Patient Infosystems has never been able to enroll a sufficient number of patients in these programs to cover their administrative costs. The enrollment of patients in Patient Infosystems’ disease-specific, demand management and survey programs has been limited by several factors, including the limited ability of clients to provide Patient Infosystems with accurate information with respect to the specific patient populations and coding errors that necessitated extensive labor-intensive data processing prior to program implementation.

In response to these market dynamics, Patient Infosystems has taken several tactical and strategic steps, including formal designation of internal personnel at customer sites to assist clients with implementation; closer integration of Patient Infosystems’ systems personnel with clients to facilitate accurate data transfers; promotion of a broader product line to enable clients to enter Patient Infosystems’ disease management programs through a variety of channels; fully integrating demand, disease and case management services to facilitate internal mechanisms for patient referrals; and providing the customers access and control over their patients’ confidential information through targeted use of Internet technology. The clinical design of the programs has been refined to enable participation through mail only, retaining those patients who previously would have been unable to participate because of missing or inaccurate telephone contact information. Patient Infosystems’ demand management services and surveys (general health and disease-specific) can also provide mechanisms for enrollment into Patient Infosystems’ disease management programs. Patient Infosystems continues to develop capabilities or relationships that will enable its customers to more effectively leverage the data stored in their legacy systems. Nevertheless, no assurance can be given that Patient Infosystems’ efforts will succeed in increasing patient enrollment in its programs.

Patient Infosystems has entered into service agreements to develop, implement and operate programs for: (i) patients who have recently experienced certain cardiovascular events; (ii) patients who have been diagnosed with primary congestive heart failure; (iii) patients suffering from asthma; (iv) patients suffering from diabetes; (v) patients who are suffering from hypertension; (vi) demand management, which provides access to nurses; (vii) case and utilization management services provided by a third party; (viii) various survey initiatives which assess, among other things, satisfaction, compliance of providers or payors to national standards, health status or risk of specific health related events; and (ix) the performance of specific administrative and management functions on behalf of a customer. These contracts provide for fees paid by its customers based upon the number of patients participating in each of its programs, as well as initial program implementation and set-up fees from customers. To the extent that Patient Infosystems has had limited enrollment of patients in its programs, Patient Infosystems’ operations revenue has been, and may continue to be, limited.

Patient Infosystems’ contracts typically call for a monthly fee to be paid by the customer for each person within the group who are eligible to be enrolled in its program services, require payment for services each month. The timing and method of customer payments fees varies by contract. Revenues from program operations are recognized monthly as long as program services are being delivered. The amount of the per patient fee varies from program to program depending upon the number of patient contacts required, the complexity of the interventions, the cost of the resources used and the detail of the reports generated.

Patient Infosystems’ administration and management services cover a predefined set of deliverables and responsibilities undertaken on behalf of the customer, such as assisting organizations with the development of clinical registries used to increase effective management of patients with chronic disease. The customer pays for these services on a monthly basis, and Patient Infosystems recognizes revenue each month based upon the services provided. . Patient Infosystems is supporting the development, including project management and implementation, of a patient registry for federally qualified health centers, through a national initiative known as the Health Disparities Collaboratives. The contract for these services is renewed annually. No assurances can be given that Patient Infosystems will be able to retain his source of revenue at its current level, if at all.

The sales cycle for Patient Infosystems may be extensive from initial contact to contract execution. During these periods, Patient Infosystems may expend substantial time, effort and funds to prepare a contract proposal and negotiate the contract. Patient Infosystems may be unable to consummate a commercial relationship after the expenditure of such time, effort and financial resources.

Care Management Programs

Patient Infosystems’ subsidiary CCS Consolidated is a national care management company providing high-risk and elderly care management services to health plans, work/life benefits companies, and self-funded employers. By providing comprehensive medical and psychosocial care management services for the highest-risk, medically complex members, CCS Consolidated enables clients to realize lower health care costs, while optimizing the quality of care and lifestyle of members. CCS Consolidated brings to its partnerships with private and government payors a highly specialized infrastructure and multi-disciplinary clinical care management staff to improve the appropriateness and reduce the overall costs of care. CCS Consolidated differentiates itself from utilization management companies by focusing on comprehensively managing care, rather than concentrating solely on authorizing individual health care services. Patient Infosystems believes that CCS Consolidated is also unique in its integration of risk assessment and stratification processes, clinical care management pathways, disease management protocols, intensive multi-disciplinary staffing, and credentialed post-acute specialty provider networks, including a national network of field-based geriatric case managers.

CCS Consolidated coordinates care for elderly and chronically ill populations across the full spectrum of post-acute needs, including home health, acute rehabilitation and skilled nursing care. CCS Consolidated works with customers to identify members who are medically complex and to provide telephonic and face-to-face care management to people who need assistance in achieving recovery. By focusing on patients with complex medical profiles who generate the majority of health care costs, this strategy combines the use of lower cost care delivered outside the hospital with intensive patient-focused interventions to reduce the high cost of hospitalization and maximize an individual’s health status and independence. Patient Infosystems believes that CCS Consolidated has organized a proprietary delivery system that reduces overall health care costs and improves outcomes for patients.

CCS Consolidated has three types of revenue. First, CCS Consolidated accepts risk on the providing of post-acute services and receives a Per Member Per Month fee that is categorized as capitation revenue. Alternatively, CCS Consolidated provides services to health plans without accepting risk, and for these type of contracts, they may receive either an administration service fee or may provide these services on a fee-for-service basis. For risk contracts, the cost of services includes the cost of providing clinical care and the incurred claims.

CCS Consolidated’s business strategy is to contract with health plans, government agencies, and employer groups to help them reduce health care costs while improving the quality of care. Patient Infosystems believes that the steadily rising cost of healthcare for employers, increasing demands on Medicare and Medicaid funding that are outpacing resources, and an emerging interest in care management and disease management services by the federal government and large insurers creates a fertile environment for the CCS Consolidated business model.

While CCS Consolidated has historically derived most of its income from risk-based contracts, it is currently diversifying its revenue sources by adding more administrative fee contracts. CCS Consolidated will continue to offer risk-based and non-risk-based post acute care management products, but where possible they will be linked to a Continuous Care Management service which will allow CCS Consolidated to follow the complex patients over the long term after their return to their home environment.

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues

Revenues are comprised of revenues from disease and demand management fees, case and utilization management fees provider improvement fees and other fees. Revenues increased 14% to $11,056,526 for the fiscal year ended December 31, 2005 from $9,699,325 for the fiscal year ended December 31, 2004. On a pro forma basis giving effect to the acquisition of CMI as of January 1, 2004, revenue would have decreased 27% from $15,135,334 for the fiscal year ended December 31, 2004 to $11,056,526 for the fiscal year ended December 31, 2005. A summary of these revenues by category is as follows for the fiscal years ended December 31:

Revenues	2005	2004	2004
			Pro Forma
Disease and demand management	$ 2,210,827	$ 2,345,848	$ 2,206,485
Case and utilization management	5,888,753	2,075,181	7,650,553
Provider improvement	2,928,818	5,259,301	5,259,301
Other Fees	28,128	18,995	18,995

Total	$ 11,056,526	$ 9,699,325	$ 15,135,334

Revenues from disease and demand management fees decreased 5.8% from $2,345,848 for the fiscal year ended December 31, 2004 to $2,210,827 for the fiscal year ended December 31, 2005. Disease and demand management revenues are generated as Patient Infosystems provides these services to its customers for their disease-specific programs, patient surveys, health risk assessments, patient satisfaction surveys and nurse help line programs. Park Place Entertainment, a customer which accounted for revenue of $438,705 in 2004, and a smoking cessation program which accounted for revenue of $415,579 in 2004, terminated their respective service agreements with Patient Infosystems effective December 31, 2004. Patient Infosystems was able to replace most, but not all, of this lost revenue through sales to a number of new customers. During 2005, Patient Infosystems devoted the majority of its sales and marketing efforts toward increasing revenue from disease, demand, case and utilization management services, but plans to retain most of its existing customers and to continue to add additional new clients through direct sales and through reselling arrangements with third party administrators. No assurances can be given that these revenues will increase, or that any change will be material to Patient Infosystems operating results.

Revenues from case and utilization management fees increased 183% from $2,075,181 for the fiscal year ended December 31, 2004 to $5,888,753 for the fiscal year ended December 31, 2005. Case and utilization management revenues are generated as Patient Infosystems' wholly owned subsidiary, CMI, provides these services to its customers in support of their medical management needs. On a pro forma basis giving effect to the acquisition of CMI as of January 1, 2004, case and utilization management revenue decreased 23% to $5,888,753 for the year ended December 31, 2005 from $7,650,533 for the year ended December 31, 2004. Park Place Entertainment, which accounted for pro forma revenue of CMI of approximately $410,000 for the year ended December 31, 2004, terminated its contract for CMI’s case and utilization management services as of December 31, 2004. In addition, each of the Cayman Islands government, which accounted for pro forma revenue of CMI of approximately $268,000 for the year ended December 31, 2004, and UFCW Local 56, which accounted for pro forma revenues of CMI of approximately $334,000 for the year ended December 31, 2004, terminated their contracts for CMI’s case and utilization management services during the year ended December 31, 2005. These contracts accounted for revenue of approximately $212,000 and $126,000, respectively, during the year ended December 31, 2005.

Revenues from provider improvement fee decreased 44% from $5,259,301 for the fiscal year ended December 31, 2004 to $2,928,818 for the fiscal year ended December 31, 2005. This decrease is due to Patient Infosystems’ reduced role in support of the Health Disparities Collaboratives funded by the Bureau of Primary Healthcare ("BPHC") and administered by the Institute for Healthcare Improvement. Patient Infosystems is actively marketing its provider improvement services to other entities that have expressed interest in provider improvement services and is seeking opportunities to expand its role in the programs funded by the BPHC. No assurances can be given that these marketing efforts will replace any revenues lost nor that any such change will be material to Patient Infosystems’ operating results.

Revenues from other fees increased 48% from $18,995 for the fiscal year ended December 31, 2004 to $28,128 for the fiscal year ended December 31, 2005. Other revenue represents amounts that Patient Infosystems charges its customers for custom information technology services and right-to-use fees for Patient Infosystems’ Internet-based Case Management Support System. Patient Infosystems anticipates that other fee revenue will remain immaterial in future periods.

Costs and Expenses

Cost of sales includes salaries and related benefits, services provided by third parties, and other expenses associated with the development of Patient Infosystems’ customized disease state management programs, as well as the operation of each of its disease state management programs. Cost of sales increased 23% from $6,688,533 for the fiscal year ended December 31, 2004 to $8,213,711 for the fiscal year ended December 31, 2005. The increase in these costs primarily reflects operational costs required in support of increased revenues. The operational margin, being the percentage of revenues used to offset the cost of revenue, decreased from 31% for the year ened December 31, 2004 to 26% for the year ended December 31, 2005. This decrease was due to the loss of economies which resulted from the overall decrease in revenues.

Selling, general and administrative and marketing expenses increased 40% from $2,810,931 for the fiscal year ended December 31, 2004 to $3,932,216 for the fiscal year ended December 31, 2005. These costs consist primarily of salaries, related benefits and travel costs, sales materials, other marketing related expenses, costs of corporate operations, finance and accounting, human resources and other general operating expenses of Patient Infosystems. This increase was primarily due to a full year of expenses related to CMI resulting in an additional $859,000 of selling, general and administrative and marketing expenses and $410,000 of expenses related to the merger with CCS Consolidated, which costs cannot be capitalized because CCS Consolidated will be deemed to be the accounting acquirer as a result of the merger. Patient Infosystems intends to invest in and expand its sales and marketing process in future periods. To the extent that Patient Infosystems has limited funds available for sales and marketing, or cannot leverage its marketing partnerships adequately, it will likely be unable to invest in the necessary marketing activities to generate substantially greater sales.

Other Income/Expense is comprised of financing costs, interest, taxes and losses on investments. The totals are as follows for the fiscal years ended December 31:

	2005	2004
Financing costs	$ (1,689,244)	$ (812,630)
Interest expense	(270,421)	(126,828)
Interest income	23,680	5,419
Gain on investments	63,249	-
Other (expense) income	5,345	(892)
Total Expense	$ (1,867,391)	$ (934,931)

Financing costs increased to $1,689,244 for the fiscal year ended December 31, 2005 as compared to $812,630 for the fiscal year ended December 31, 2004. In 2004, Patient Infosystems issued warrants as compensation to guarantors of its debt. The $812,630 of financing costs represents the amortization of debt issuance costs associated with these warrants during the year ended December 31, 2004, which warrants were valued at $2,501,874 using the Black-Scholes method. As of December 31, 2005, this debt was satisfied in full by Patient Infosystems, and the guarantors were released from their guarantees on January 9, 2006. The remaining $1,689,244 in unamortized debt issuance costs were expensed as of December 31, 2005.

Interest expense is due to interest payments required on outstanding indebtedness. Interest expense increased to $270,421 for the fiscal year ended December 31, 2005 from $126,828 for the fiscal year ended December 31, 2004. The increase in interest expense was the result of borrowing additional funds to complete the acquisition of CMI on September 22, 2004, which debt remained outstanding until the fourth quarter of 2005.

Interest income was realized from insured money market investments, which consisted of certain working capital amounts not immediately needed to fund operations. These amounts are expected to continue to be immaterial in future periods.

On December 30, 2005, Patient Infosystems issued 177,050 units, which consisted of newly issued common stock of Patient Infosystems and shares of ACS held by Patient Infosystems. Patient Infosystems sold a total of 177,050 shares of its common stock and 88,525 shares of ACS common stock for $3.05 per unit in a private placement to institutional and other accredited investors. Gross proceeds to Patient Infosystems from this sale were approximately $540,000. Patient Infosystems attributed $79,862 of these proceeds to the sale of the 88,525 shares of ACS common stock. The carrying cost for the ACS shares sold was $16,613, resulting in a capital gain to Patient Infosystems of $63,249.

Preferred stock dividends

For the fiscal year ended December 31, 2005, Patient Infosystems recorded $722,303 in dividends on convertible preferred stock as compared to $904,918 for the year ended December 31, 2004. The decrease was due to fewer shares of preferred stock outstanding due to conversions of 25,000 shares of preferred stock into 250,000 shares of Patient Infosystems common stock during the year ended December 31, 2004 and 21,210 shares of preferred stock into 212,100 shares of common stock during the year ended December 31, 2005. All remaining shares of Patient Infosystems preferred stock were converted into shares of common stock on January 25, 2006.

Net loss

Patient Infosystems had a net loss attributable to common stockholders of $6,098,617 for the fiscal year ended December 31, 2005, compared to $4,471,226 for the fiscal year ended December 31, 2004. This represents a loss of $0.55 per basic and diluted share for 2005 and $0.57 for 2004.

Discontinued operations

Discontinued operations are the historical net loss of American Caresource Holdings, Inc. (“ACS”), a wholly owned subsidiary which was distributed as a dividend to Patient Infosystems’ stockholders of record as of November 8, 2005. For the year ended December 31, 2005, Patient Infosystems reported ACS revenue of $3.7 million, operating expenses of $5.6 million and non-operating expenses of $0.5 million, with a resulting net loss of $2.4 million, as compared to revenue of $6.0 million, operating expenses of $8.0 million and non-operating expenses of $0.8 million, with a resulting net loss of $2.8 million for the year ended December 31, 2004. The ACS operating results reported by Patient Infosystems include only operating results achieved by ACS through November 8, 2005. There was no gain or loss recorded related to the distribution. Upon completion of the spin-off of ACS, ACS became a separate public registrant, and should file a separate an annual report for the year ended December 31, 2005 on Form 10-KSB.

Liquidity and Capital Resources

At December 31, 2005, Patient Infosystems had a working capital surplus of $5,557,579 as compared to a working capital surplus of $71,840 at December 31, 2004. At December 31, 2005, Patient Infosystems had stockholders’ equity of $13,329,924. Through December 31, 2005 these amounts reflect the effects of Patient Infosystems’ continuing losses that have been funded, in part, by the issuance of equity. Patient Infosystems has never earned profits and, since its inception, Patient Infosystems has primarily funded its operations, working capital needs and capital expenditures from the sale of its equity securities and borrowings from financial institutions.

During the year ended December 31, 2005, 2004 and 2003, Patient Infosystems was party to a credit agreement with Wells Fargo Bank under which Patient Infosystems was permitted to borrow up to $6,000,000. In connection with this credit facility, two of Patient Infosystems’ current directors, John Pappajohn and Derace Schaffer, M.D., guaranteed the satisfaction of Patient Infosystems’ obligations. In consideration for these guarantees, Mr. Pappajohn and Dr. Schaffer were issued warrants to purchase Patient Infosystems’ Series D Preferred Stock and common stock. During December 2005, the credit facility was repaid in full with the proceeds of sales of Patient Infosystems’ common stock.

As a result of the effectiveness of the merger with CCS Consolidated, Patient Infosystems assumed a revolving line of credit with Comerica Bank (“Comerica”). CCS Consolidated is a party to a Loan and Security Agreement dated October 9, 2002, as amended on October 28, 2003, November 17, 2004 and January 25, 2006 (as so amended, the “Loan and Security Agreement”). The January 25, 2006 amendment became effective as of the closing of the merger with CCS Consolidated. The terms of the Loan and Security Agreement provide for a revolving line of credit of up to $8.0 million secured by a security interest in CCS Consolidated’s assets, other than intellectual property. The full amount of the line of credit is currently outstanding. The outstanding balances under the line of credit bear interest on a monthly basis at an interest rate equal to Comerica’s prime rate plus one percent (1.00%). As a result of the January 25, 2006 amendment to the Loan and Security Agreement, the maturity date of the line of credit was extended until June 30, 2007.

In connection with the merger, each of Patient Infosystems and CMI was required to deliver to Comerica an unconditional guaranty of CCS Consolidated’s obligations under the Loan and Security Agreement. The satisfaction of the obligations of CCS Consolidated under the Loan and Security Agreement are also guaranteed by subsidiaries of CCS Consolidated which became indirect subsidiaries of Patient Infosystems as a result of the merger. The satisfaction of the obligations of CCS Consolidated under the Loan and Security Agreement are also guaranteed by certain of the former stockholders of CCS Consolidated who became stockholders of Patient Infosystems upon the closing of the merger. In exchange for delivering guaranties to Comerica to satisfy the obligations of CCS Consolidated, in November 2004, these former stockholders of CCS Consolidated were issued warrants to purchase shares of capital stock of CCS Consolidated, which vested over time based on the outstanding balances under the Loan and Security Agreement. As part of the merger, the unvested portion of these warrants was terminated and replaced by Patient Infosystems with warrants to purchase shares of Patient Infosystems’ common stock (the “Replacement Warrants”). Each of the Replacement Warrants has an exercise price of $0.003172 per share of Patient Infosystems’ common stock. These Replacement Warrants vest through November 17, 2006 based on the outstanding balances under the Loan and Security Agreement. If the Replacement Warrants fully vest and are exercised in full for a cash payment of the aggregate exercise price, Patient Infosystems will issue 3,152,141 shares of its common stock to the holders of the Replacement Warrants. These 3,152,141 shares of Patient Infosystems’ common stock were issued into escrow at the closing of the merger with CCS Consolidated. To the extent that the Replacement Warrants do not vest, or are not exercised in full, the shares of Patient Infosystems’ common stock underlying the Replacement Warrants will be released from escrow to all stockholders of CCS Consolidated at the effective time of the merger in accordance with the Merger Agreement.

The Loan and Security Agreement contains representations and warranties and affirmative and negative covenants that are customary for credit facilities of this type. The Loan and Security Agreement could restrict CCS Consolidated’s ability to, among other things, sell certain assets, change its business, engage in a merger or change in control transaction, incur debt, pay cash dividends, make investments and encumber its assets. The Loan and Security Agreement also contains events of default that are customary for credit facilities of this type, including payment defaults, covenant defaults, insolvency type defaults and events of default relating to liens, judgments, material misrepresentations and the occurrence of certain material adverse events.

In October 2005, in connection with the merger with CCS Consolidated, Patient Infosystems sold 3,411,512 shares of its common stock for an average per share price of $3.52, for an aggregate of $12 million to accredited investors in a private placement exempt from registration under the Securities Act of 1933 (the “Placement”). Patient Infosystems paid $1,080,000 in fees to a placement agent and issued a warrant to purchase 307,036 shares of Patient Infosystems’ common stock at $4.50 per share. Patient Infosystems had other capitalized costs related to this private placement of $499,525 as of December 31, 2005.

On October 31, 2005, Patient Infosystems issued 547,224 shares of common stock valued at $3.44 per share and paid $17,351 in cash to the holders of Patient Infosystems preferred stock in lieu of accrued dividends which it was obligated to pay upon conversion of such preferred stock into common stock. John Pappajohn and Derace Schaffer, M.D., directors of Patient Infosystems, received 279,465 and 40,694 shares of Patient Infosystems’ common stock, respectively, and Principal Life Insurance Company, a beneficial owner of more than 5% of Patient Infosystems’ outstanding common stock, received 193,860 shares of Patient Infosystems’ common stock in satisfaction of the accrued dividends.

On December 30, 2005, Patient Infosystems issued 177,050 units which consisted of newly issued common stock and shares of ACS held by Patient Infosystems. Patient Infosystems sold a total of 177,050 shares of its common stock and 88,525 shares of ACS common stock for $3.05 per unit in a private placement to institutional and other accredited investors. Gross proceeds to the Patient Infosystems from this sale was approximately $540,000. The proceeds from the sale were used to repay indebtedness.

On January 25, 2006, Patient Infosystems paid dividends in arrears totaling $192,785 to the holders of Patient Infosystems’ Series C and D Preferred Stock. In lieu of $178,036 of cash, John Pappajohn and Derace Schaffer M.D., directors of Patient Infosystems, received 23,733 and 2,387 shares of ACS common stock, respectively, and Principal Life Insurance Company, a beneficial owner of more than 5% of Patient Infosystems' outstanding common stock, received 18,390 shares of ACS common stock in satisfaction of the accrued dividends. Such shares of ACS common stock were held by Patient Infosystems as available-for-sale securities.

As a result of these issuances of equity, Patient Infosystems believes that it has sufficient working capital and does not believe it will need any further borrowings or raising of additional capital for the foreseeable future. However, in the event that Patient Infosystems continues to experience losses, its available capital will diminish, and in such case there can be no assurance given that Patient Infosystems could raise either required working capital through the sale of its securities or that Patient Infosystems could borrow the additional amounts needed. In such instance, if Patient Infosystems is unable to identify additional sources of capital, it would likely be forced to curtail or cease operations.

As part of CCS Consolidated’s business of taking capitated risk, its customers sometimes require it to provide letters of credit for their protection in case CCS Consolidated does not have sufficient resources to pay the related claim liabilities. These letters of credit are generally collateralized by certificates of deposit, which are categorized as restricted cash. Patient Infosystems believes that the amounts of restricted cash currently held are sufficient to pay remaining claim obligations under CCS Consolidated’s risk contracts, although there can be no guarantee that the claims will not exceed the restricted cash balances.

During the months of October and December 2005, Patient Infosystems issued an aggregate of 3,588,562 shares of its common stock in a private placement (the “PIPE”) at an average price of $3.49 per share for gross proceeds of approximately $12.5 million. After paying related commissions and other offering costs, the net proceeds of the PIPE were approximately $10.8 million. Patient Infosystems used $6.0 million of the net proceeds to retire its debt obligations under a credit facility in full. Pursuant to the terms of the PIPE, Patient Infosystems is obligated to register the resale of the PIPE shares on behalf of the PIPE investors. Under the terms of the PIPE, Patient Infosystems will incur financial penalties of 1% of the gross proceeds (approximately $120,000) per month if the effective date of the registration statement relating to these shares is delayed past March 1, 2006 until such time as the registration statement is declared effective.

Because the closing of the merger with CCS Consolidated was delayed until January 25, 2006 and because of subsequent delays in the registration process, financial penalties will apply for at least one month and possibly more. Patient Infosystems is in the process of preparing the registration statement and expects to file the registration statement with the SEC following the filing of this annual report. The effective date of the registration statement will depend on a number of factors that are beyond Patient Infosystems’ control, including potential review of the registration statement by the SEC. Any significant delays in the effectiveness of the registration statement could have a material adverse impact on Patient Infosystems’ financial condition and liquidity position.

Inflation

Inflation did not have a significant impact on Patient Infosystems’ operations during 2005 and 2004. Patient Infosystems continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"), which replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 will be adopted by Patient Infosystems for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Patient Infosystems does not expect adoption of the provisions of SFAS No. 154 to have a material impact on the consolidated financial statements, results of operations or liquidity of Patient Infosystems.

In December 2004, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 123(Revised), "Share-Based Payment" ("SFAS No.123(R)), establishing accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments, or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based stock awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123(R) replaces existing requirements under SFAS No. 123, "Accounting for Stock-Based Compensation," and eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25. Because the merger with CCS Consolidated resulted in CCS Consolidated being deemed to be the accounting acquirer, and CCS Consolidated uses a March 31 year end, SFAS 123(R) will be in effect for Patient Infosystems beginning in periods ending after April 1, 2006. Patient Infosystems is currently assessing the financial statement impact of adopting SFAS No. 123(R).

Critical Accounting Policies and Estimates

The SEC has issued disclosure guidance for critical accounting policies. The SEC defines critical accounting policies as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Patient Infosystems’ significant accounting policies are described in Note 1 to its Consolidated Financial Statements included in this annual report on Form 10-KSB. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following accounting policies could be deemed to be critical by the Securities and Exchange Commission.

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

Item 7.	Financial Statements.

Patient Infosystems’ consolidated financial statements, together with the report thereon by Patient Infosystems' independent registered public accounting firm, begin on page F-1 of this Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Patient Infosystems’ management, with the participation of its Chief Executive Officer and its Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures as of December 31, 2005. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Patient Infosystems’ disclosure controls and procedures (as defined in Rules 13-15(e) and 15(d)-15(e) under the Securities and Exchange Act of 1934) were effective for the recording, processing, summarizing and reporting the information that Patient Infosystems is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls.

There were no changes in Patient Infosystems’ internal control over financial reporting that occurred during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 8B. Other Information.

None.

Item 9. Directors and Executive Officers of the Registrant.

The names, ages and positions of Patient Infosystems’ current directors and executive officers are as follows:

Name	Age	Position
Chris E. Paterson	45	President and Chief Executive Officer
Glen A. Spence	51	Executive Vice President and Chief Financial Officer
M. Ileana Welte	49	Senior Vice President and Chief Marketing Officer
Ann M. Boughtin	53	Executive Vice President and Chief Operating Officer
Rex M. Dendinger II	53	Senior Vice President and Chief Information Officer
Roger Louis Chaufournier	48	President and Chief Executive Officer, Provider Improvement Subsidiary
Christine St. Andre	55	Chief Operating Officer, Provider Improvement Subsidiary
Kent A. Tapper	49	Vice President, Finance, Sarbanes-Oxley and SEC Compliance
Marc L. Pacala	50	Director
Albert S. Waxman, Ph.D.	65	Chairman and Director
Daniel C. Lubin	46	Director
Derace L. Schaffer, M.D.	58	Director
John Pappajohn	77	Vice Chairman and Director

There are no familial relationships among Patient Infosystems’ directors and/or officers. Directors hold office until the next annual meeting of Patient Infosystems’ stockholders or until their respective successors have been elected and qualified.

Executive Officers

Chris E. Paterson, Ph.D., 45. Dr. Paterson became the President and Chief Executive Officer of Patient Infosystems on January 25, 2006. Prior to that, Dr. Paterson was President and Chief Executive Officer of CCS Consolidated and a member of its board of directors since January 2005. He joined CCS Consolidated as Executive Vice President in July 2004. From 2002 to 2004, Dr. Paterson served as the President of the Central Region of UnitedHealth Group’s AmeriChoice Corporation, having served as CEO of AmeriChoice health plans in Pennsylvania from 1998 to 2002. From 1990 to 1998, he worked with Merit Behavioral Care Corporation, serving in such positions as Executive Vice President of the Eastern Division and President of Tennessee Behavioral Health. Dr. Paterson has served on the boards of such entities as the City of Philadelphia Department of Health and the American Heart Association Southeastern Pennsylvania Region. Dr. Paterson received his Ph.D. in psychology from Ohio State University, interned at the University of Florida and served on the faculty of the University of Miami early in his career.

Glen A. Spence, 51. Mr. Spence became the Executive Vice President and Chief Financial Officer of Patient Infosystems on January 25, 2006. Prior to that, he had served as the Executive Vice President and Chief Financial Officer of CCS Consolidated since March 2003. From 2000 to 2003, Mr. Spence was a partner in the firm of Tatum Partners, which specializes in providing Chief Financial Officers to clients in a variety of industries. Mr. Spence was employed by John Alden Financial Corporation, a publicly-held life and health insurer, from 1981 to 1999 in a variety of finance positions, including serving as the Senior Vice President of Finance and Accounting. Mr. Spence has also functioned as a financial consultant, interim chief financial officer and an educator at CPA continuing education seminars. Mr. Spence started his career in public accounting working for Haskins & Sells, a predecessor of Deloitte and Touche, and later at KPMG. As a seasoned finance executive, Mr. Spence is versed in strategic and operational planning, rapid growth, initial public offerings, leveraged buyouts, mergers and acquisitions, regulatory affairs, underwriting, turnarounds, and SEC reporting. He holds a B.S. degree from Emporia State University, is a member of the American Institute of Certified Public Accountants and the Florida Institute of Certified Public Accountants, and holds a CPA license in the state of Florida.

M. Ileana Welte, 49. Ms. Welte became the Chief Marketing Officer and Senior Vice President of Patient Infosystems on January 25, 2006. Prior to that, she was CCS Consolidated’s Senior Vice President and Chief Clinical Officer. Ms. Welte joined CCS Consolidated as the executive director of CareGuide@Home in June 2001 after the acquisition of CareGuide, Inc. by CCS Consolidated.  She has extensive experience in the design of programs providing care management services to the elderly and chronically ill.  With a background in building sales, business development and technology operations, Ms. Welte has built a clinical organization focused on providing quality health care to the elderly and chronically ill through application of evidence based medicine and innovative technologies.  Prior to joining CareGuide@Home full-time, Ms. Welte served as a senior operations and clinical consultant for business development and sales strategies for CareGuide@Home from 2000 to 2001.  Before joining CCS Consolidated and CareGuide@Home, Ms. Welte served as vice president of business development for Interval Research, Electric Planet, a Paul Allen company from 1997 to 1999 and Vice President of Sales for Maxis, Inc. from 1992 to 1997.  Ms. Welte holds a B.S.N. degree and has post graduate education in Geriatric Care Management.

Ann M. Boughtin, 53. Ms. Boughtin became the Executive Vice President and Chief Operating Officer of Patient Infosystems on January 25, 2006. Prior to that, she had served as CCS Consolidated’s Senior Vice President and Chief Marketing Officer since August 2005. From September 2003 to August 2005, Ms. Boughtin served as general manager for the TennCare Partners Program, a $450 million service operated by Magellan Health Services for the Tennessee Medicaid program. Previously, she was vice president of business development for Comprehensive Neuroscience, Inc. where she worked from June 2001 to September 2003, She was vice president of marketing and business development from June 2000 through April 2001 for Centromine, a privately held technology company, providing an ASP enterprise solution for the behavioral health industry. She was vice president of managed care for Psychiatric Solutions, Inc., a company providing behavioral healthcare management services, from July 1998 until June 2000. Ms. Boughtin began her career as assistant executive director of a large, non-profit agency, and went on to spend 15 years in the New York State Office of Mental Health, where she worked as one of the 50 top executives. Ms. Boughtin holds a Master’s in Public Administration (MPA), and an MS and PS in Political Science, all from the State University of New York at Brockport.

Rex M. Dendinger II, 53. Rex Dendinger II became Patient Infosystems’ Senior Vice President and Chief Information Officer on January 25, 2006. Prior to that, he had been CCS Consolidated’s Senior Vice President and Chief Information Officer since November 2005. Prior to joining CCS Consolidated, from September 2003 to November 2005, Mr. Dendinger served as interim chief executive officer and chief information officer at a number of firms, providing vital expertise to start-up organizations, executive leadership to a regional claims administration firm, and supported merger and acquisition transactions. From July 1998 to September 2003, Mr. Dendinger served as chief information officer of Magellan Health Services, where he was responsible for technology strategy and operations for a $100 million leader in the managed care industry. At Saint Vincent Health System in Pennsylvania from 1996 to 1998, Mr. Dendinger directed a corporate information technology initiative to re-engineer the entire corporate network, accommodating a newly designed infrastructure and software platform. Mr. Dendinger holds a B.S. degree in Computer Science from Lockyear College.

Roger Louis Chaufournier, 48. As of January 25, 2006, Mr. Chaufournier will serve as the President and Chief Executive Officer of Patient Infosystems’ provider improvement subsidiary. Mr. Chaufournier had been the President and Chief Executive Officer of Patient Infosystems since April 1, 2000 and was a member of the Board of Directors from November 2004 to January 25, 2006. Prior to joining Patient Infosystems, Mr. Chaufournier was President of the STAR Advisory Group, a healthcare consulting firm he founded in 1998. From August 1996 to July 1999, Mr. Chaufournier was the Chief Operating Officer of the Managed Care Assistance Company, a company that developed and operated Medicaid health plans. Managed Care Assistance Company filed for protection under the federal bankruptcy laws in June 2000. From 1993 to 1996, Mr. Chaufournier was Assistant Dean for Strategic Planning for the Johns Hopkins University School of Medicine. In addition, Mr. Chaufournier spent twelve years in progressive leadership positions with the George Washington University Medical Center from 1981 to 1993.

Christine St. Andre, 55. As of January 25, 2006, Ms. St. Andre will serve as the Chief Operating Officer of Patient Infosystems’ provider improvement subsidiary. Ms. St. Andre had been the Executive Vice President and Chief Operating Officer of Patient Infosystems since June 5, 2000. Ms. St. Andre has more than 20 years experience managing complex healthcare organizations. From 1994 to 2000, Ms. St. Andre was Chief Executive Officer for the University of Utah Hospitals and Clinics. Prior to 1994, Ms. St. Andre served as Chief Executive Officer of George Washington University Medical Center. Ms. St. Andre’s career in healthcare began in the area of information technology at the Thomas Jefferson University.

Kent Tapper, 49. As of January 25, 2006, Mr. Tapper became the Vice President, Finance, Sarbanes-Oxley and SEC Compliance of Patient Infosystems. Mr. Tapper had been the Vice President, Financial Planning of Patient Infosystems since April 1999. Mr. Tapper had also served as Chief Information Officer and Vice President, Systems Engineering and has been with Patient Infosystems since July 1995. Mr. Tapper was the acting Chief Financial Officer of Patient Infosystems from April 2000 to January 25, 2006. From 1992 to 1995, Mr. Tapper served as Product Manager, Audio Response and Call Center Platforms for Northern Telecom, Inc. From 1983 to 1992, Mr. Tapper held Product Manager, Systems Engineering Manager and various engineering management positions with Northern Telecom.

Directors

Mark L. Pacala, 50. Mr. Pacala became a member of the board of directors of Patient Infosystems as a result of the merger with CCS Consolidated. He has been a director of CCS Consolidated since 2002. He has over 20 years of operational and general management experience in services, technology and healthcare companies. He has been a Managing Director of Essex Woodlands Health Ventures since January 2004 and was a Venture Partner of Essex Woodlands Health Ventures from April 2002 to December 2003. From October 2001 to January 2003, Mr. Pacala was self-employed as a venture capital consultant. He served as Chief Executive Officer of American WholeHealth, Inc., an integrative health network company that combines conventional medicine, alternative medicine, nutrition and wellness, from September 1996 to September 2001. Prior to American WholeHealth, he served as Chief Executive Officer of Forum Group, a public senior housing and healthcare company with revenues in excess of $200 million, which was later sold to Marriott Corporation. From 1989 to 1994, Mr. Pacala was a Senior Vice President and General Manager at The Walt Disney Company, and he served as Director of Corporate Planning and Vice President of Operations at Marriott Corporation from 1984 to 1989. He began his career as a banker in 1977 at Manufacturers Hanover Trust Co. and transitioned to strategic planning in healthcare at Booz, Allen and Hamilton. Mr. Pacala currently serves on the board of directors of Health Grades, Inc., a provider of proprietary healthcare provider ratings and advisory services. He received a B.A. degree from Hamilton College where he graduated magna cum laude and Phi Beta Kappa, and later received an MBA degree from Harvard Business School, where he graduated with distinction.

Albert S. Waxman, Ph.D., 65. Dr. Waxman became a member of the board of directors of Patient Infosystems as a result of the merger with CCS Consolidated and also serves as its Chairman. He has been a director of CCS Consolidated since 1998. He is a co-founder and senior managing member of Psilos Group Managers, LLC, a venture capital firm specializing in e-health and healthcare services investments since 1998. Prior to co-founding Psilos Group Managers, LLC, Dr. Waxman was, from 1993 to 1998, chairman and chief executive officer of Merit Behavioral Care Corporation, a healthcare company, and its predecessor companies, American Biodyne and Medco Behavioral Care, a subsidiary of Merck & Co., until its acquisition by Magellan Health Services in February 1998. Prior to American Biodyne, Dr. Waxman founded and served as President, Chairman and Chief Executive Officer of Diasonics, Inc. He holds several U.S. and foreign patents for display, imaging and diagnostic technologies and products. Dr. Waxman serves on the board of directors of Orthometrix, Inc. and is a director of several Psilos portfolio companies, including Comprehensive NeuroScience, HealthEdge, Health Hero Network and Active Health Management. He also serves on the Board of Directors of the New York City Investment Fund, a $100 million venture capital fund formed in 1996 by leading corporations and financial executives. Dr. Waxman received a B.S.E.E. degree from City College of New York and M.A. and Ph.D. degrees from Princeton University. He serves on the Advisor Council of Princeton University’s School of Engineering and Applied Sciences.

Daniel C. Lubin, 46. Mr. Lubin became a member of the board of directors of Patient Infosystems as a result of the merger with CCS Consolidated. He has been a director of CCS Consolidated since January 2005. Mr. Lubin also served as a member of the board of directors of CCS Consolidated from 1998 to 2001. Mr. Lubin has been a managing member of Radius Ventures, LLC, a New York City venture capital firm, since 1997. From 1994 to 1997, Mr. Lubin was a director in the Investment Banking Division of Schroder Wertheim & Co., where he shared responsibility for managing the firm’s Health Care Group. In 1991, Mr. Lubin co-founded and was a managing director of KBL Healthcare Inc., a health and life sciences venture capital and investment banking organization, and served as president and chief operating officer of KBL Healthcare Acquisition Corp., a publicly-traded strategic acquisition fund. His prior affiliations include Manufacturers Hanover Trust, and the Center for Strategic and International Studies, where he served as Special Assistant to the Chairman. He was a founder of Cambridge Heart, Inc., a healthcare company engaged in the research, development and commercialization of products for the non-invasive diagnosis of cardiac disease. Mr. Lubin currently serves on the board of directors of BioLok International Inc., and EyeTel Imaging, Inc., each portfolio companies of Radius Ventures, LLC. He also serves on the Board of Trustees for The Haverford School. He earned a BS cum laude in Foreign Service from the Georgetown University School of Foreign Service and an MBA with honors from Harvard Business School.

Derace L. Schaffer, M.D., 58. Dr. Schaffer has been a director of Patient Infosystems since its inception in February 1995 and served as Chairman of the Board of Directors until November 2004. Dr. Schaffer is the founder and CEO of the Lan Group, a venture capital firm specializing in healthcare and high technology investments which position he has held for more than the last five years. He serves as a director of Allion Healthcare, Inc., a public company. He received his postgraduate radiology training at Harvard Medical School and Massachusetts General Hospital, where he served as Chief Resident. Dr. Schaffer is Clinical Professor of Radiology at the Cornell Medical School.

John Pappajohn, 77. Mr. Pappajohn has been a director of Patient Infosystems since its inception in February 1995, and served as its Secretary and Treasurer from inception through May 1995. Since 1969, Mr. Pappajohn has been the sole owner of Pappajohn Capital Resources, a venture capital firm and President of Equity Dynamics, Inc., a financial consulting firm, both located in Des Moines, Iowa. He serves as a director for the following public companies: Healthcare Acquisition Corporation, American Caresource Holdings, Inc., Allion Healthcare, Inc., MC Informatics, Inc. and Pace Health Management Systems, Inc. He also serves as Chairman for Healthcare Acquisition Corporation.

AUDIT COMMITTEE

The Audit Committee, which held five meetings during fiscal year 2005, periodically reviews Patient Infosystems' auditing practices and procedures, makes recommendations to management or to the Board of Directors as to any changes to such practices and procedures deemed necessary from time to time to comply with applicable auditing rules, regulations and practices, reviews all Form 10-KSB Annual and 10-QSB interim reports and recommends independent auditors for Patient Infosystems to be elected by the stockholders.

During 2005, the Audit Committee consisted of Robert Kaufman, Edward Berger and Donald Ryan. The Audit Committee had one “audit committee financial expert” as defined by Item 401(e) of Regulation S-B under the Securities Exchange Act of 1934, Robert Kaufman, who was “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934. However, in connection with the merger with CCS Consolidated, Messrs. Kaufman, Berger and Ryan each resigned from Patient Infosystems’ board of directors effective as of January 25, 2006. Subsequent to the merger, the continuing directors, John Pappajohn and Derace Schaffer, M.D., were appointed to the Audit Committee. As of the date of this annual report on Form 10-KSB, Patient Infosystems does not have an “audit committee financial expert” serving on its audit committee. As contemplated by the Stockholders Agreement entered into in connection with the merger with CCS Consolidated, two additional directors may be added to the Patient Infosystems’ board of directors, which individuals must be unanimously approved by the other five members of the Patient Infosystems’ board of directors. These additional directors have not yet been appointed, but if and when they are appointed, Patient Infosystems expects that at least one of such individuals will be an “audit committee financial expert” as defined by Item 401(e) of Regulation S-B under the Securities Exchange Act of 1934 and that such person will be appointed to the Audit Committee.

The Audit Committee meets with Patient Infosystems' independent auditors quarterly and reviews the scope of the audit performed by Patient Infosystems' independent auditors. The Audit Committee and Patient Infosystems' independent auditors review Patient Infosystems' accounting principles and internal accounting controls.

SECTION 16(a) BENEFICIAL

OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Patient Infosystems' executive officers and directors, and persons who beneficially own more than 10% of a registered class of Patient Infosystems' equity securities (who are referred to as “Reporting Persons”), to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Reporting Persons are required by SEC regulations to furnish Patient Infosystems with copies of all Section 16(a) forms they file. Based on a review of the copies of reports furnished to Patient Infosystems, Patient Infosystems believes that during the year ended December 31, 2005 all filing requirements applicable to its officers, directors and ten percent beneficial owners were met.

CODE OF ETHICS

The Board of Directors of Patient Infosystems has adopted a code of ethics (Exhibit 14.1 to this Form 10-KSB) which defines the ethical principles which govern the conduct of all senior officers. Such senior officers include the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and Principal Accounting Officer.

Item 10. Executive Compensation.

The following table sets forth information concerning the annual and long-term compensation for services in all capacities to Patient Infosystems and its subsidiary for each of the fiscal years ended December 31, 2005, 2004 and 2003 for those persons who were at December 31, 2005, (1) the Chief Executive Officer and (2) the other executive officers of Patient Infosystems who received compensation in excess of $100,000 during the fiscal year ended December 31, 2005 ((1) and (2) above, being referred to as the “named executive officers”):

Summary Compensation Table

Long-Term Compensation Awards
Name and Principal Position	Annual Compensation Year Salary Bonus			Securities Underlying Options (#)
Roger L. Chaufournier, President and Chief Executive Officer (1)	2005 2004 2003	$268,790 250,007 219,611	$ - 50,000 25,385	0 400,000 0
Christine St. Andre, Vice President, Chief Operating Officer (2)	2005 2004 2003	$217,258 200,016 184,050	$ - 40,000 22,212	0 200,000 0
Kent A. Tapper, Vice President, Financial Planning (3)	2005 2004 2003	$163,697 127,934 124,154	$ - 30,000 14,913	0 125,000 0

(1)	Effective as of January 25, 2006, in connection with the merger with CCS Consolidated, Mr. Chaufournier became the CEO of Patient Infosystems’ provider improvement subsidiary.

(2)	Effective as of January 25, 2006, in connection with the merger with CCS Consolidated, Ms. St. Andre became the Chief Operating Officer of Patient Infosystems’ provider improvement subsidiary.

(3)	Effective as of January 25, 2006, in connection with the merger with CCS Consolidated, Mr. Tapper became the Vice President of Finance, Sarbanes-Oxley and SEC Compliance of Patient Infosystems.

No stock options/SAR grants were made to the named executive officers of Patient Infosystems during 2005, and accordingly the option table required by Item 402(c) of Regulation S-B is not presented.

                The following tables set forth certain information regarding unexercised options held by the named executive officers of Patient Infosystems at December 31, 2005 and grants of options during 2005 to these individuals. The tables do not give effect to grants of options that occurred after December 31, 2005. For additional information with respect to these grants, see “Stock Option Plan,” below. The tables also do not reflect any impact of the merger with CCS Consolidated, which was completed after December 31, 2005.

Aggregated Option Exercises during 2005

and Option Values on December 31, 2005

	Shares acquired on exercise (#)	Value realized ($)	Number of securities underlying unexercised options at December 31, 2005(#)(1)		Value of unexercised in-the-money options at December 31, 2005($)(2)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Roger L. Chaufournier	-	-	273,332	160,000	$ -	$ -
Christine St. Andre	25,000	$ 50,125	120,000	67,500	$ -	$ -
Kent A. Tapper	3,000	$ 7,000	83,333	50,000	$ -	$ -

(1)

Under the terms of the Patient Infosystems' Amended and Restated Stock Option Plan, all outstanding options vested upon the change of control that resulted from the completion of the merger with CCS Consolidated on January 25, 2006. However, on January 25, 2006, prior to the closing of the merger, all options held by the named executive officers were cancelled and exchanged for warrants to purchase unregistered shares of Patient Infosystems common stock. Such warrants have an exercise price equal to $0.95 per share. Mr. Chaufournier, Ms. St. Andre and Mr. Tapper received warrants for 325,000, 150,000 and 100,000 shares, respectively, in connection with this exchange, each of which was fully vested as of such date.

(2)	As of December 31, 2005, the fair market value of one share of Patient Infosystems common stock did not exceed the exercise price of any of the options held by the named executive officers.

COMPENSATION OF DIRECTORS

Patient Infosystems’ directors do not receive compensation pursuant to any standard arrangement for their services as directors. All directors are reimbursed for expenses incurred in connection with attending meetings, including travel expenses to such meetings.

Patient Infosystems’ non-employee directors were previously eligible to participate in Patient Infosystems’ Stock Option Plan. However, the Stock Option Plan expired in accordance with its terms during 2005, and no further grants may be made from such plan. With respect to prior grants made pursuant to the Stock Option Plan, non-employee directors received a one-time grant of a non-qualified stock option to purchase 36,000 shares of common stock at an exercise price equal to the fair market value per share on the date of their initial election to the board of directors. Such non-qualified stock options vest as to 20% of the option grant on the first anniversary of the grant, and 20% on each subsequent anniversary. The option is exercisable only during the non-employee director’s term and automatically expires on the date such director’s service terminates. Upon the occurrence of a change of control, as defined in the Stock Option Plan, all outstanding unvested options immediately vest.

EMPLOYMENT AGREEMENTS

As part of, and effective upon, the merger with CCS Consolidated, Patient Infosystems entered into employment agreements with each of Chris Paterson, Glen Spence, Roger Chaufournier, Christine St. Andre and Kent Tapper. The material terms of these agreements are described below.

Chris Paterson

Under the terms of Dr. Paterson’s employment agreement, he is to be employed in the capacity of president and chief executive officer of Patient Infosystems. His employment agreement has an initial one year term, which automatically renews for additional one-year periods unless earlier terminated by Patient Infosystems or Dr.

Paterson. Dr. Paterson’s base salary under the employment agreement is $250,000 per year, and Dr. Paterson is eligible for a discretionary calendar year bonus in an amount up to 50% of his base salary, subject to his achievement of mutually agreed upon performance goals. In addition, Dr. Paterson is eligible for any other bonus payments as may be awarded by Patient Infosystems’ board of directors. Dr. Paterson’s options to purchase shares of CCS Consolidated common stock were assumed by Patient Infosystems at the closing of the Merger, and the vesting of such options was partially accelerated so that one quarter of the shares underlying the options were vested as of the closing of the Merger, with the remainder vesting in 36 equal monthly installments over the next three years. Dr. Paterson is also eligible to receive options to purchase shares of Patient Infosystems’ common stock under Patient Infosystems’ stock option plans on the same basis as similarly situated employees. The decision to grant any such options and the terms of such options will be within the discretion of Patient Infosystems’ board of directors.

In the event that Dr. Paterson’s employment is terminated by Patient Infosystems “without cause” or by Dr. Paterson for “good reason” (each as defined in his employment agreement), subject to Dr. Paterson’s entering into and not revoking a separation agreement and release in a form acceptable to Patient Infosystems, Dr. Paterson will be entitled to receive: (i) severance payments equal to his then applicable base salary for a period of twelve months; (ii) a pro rated portion of any annual bonus that he would have received had he remained employed through the calendar year for which the bonus is calculated; and (iii) if he timely elects and remains eligible for continued coverage under COBRA, that portion of the COBRA premiums that Patient Infosystems was paying prior to the date of termination for as long as he is receiving severance payments under the employment agreement (or until he is eligible for health care coverage under another employer’s plan, whichever period is shorter).

Glen Spence

Under the terms of Mr. Spence’s employment agreement, he is to be employed in the capacity of chief financial officer of Patient Infosystems. His employment agreement has an initial one year term, which automatically renews for additional one-year periods unless earlier terminated by Patient Infosystems or Mr. Spence. Mr. Spence’s base salary under the employment agreement is $215,000 per year, and Mr. Spence is eligible for a discretionary calendar year bonus in an amount up to 20% of his base salary, subject to his achievement of mutually agreed upon performance goals. In addition, Mr. Spence is eligible for any other bonus payments as may be awarded by Patient Infosystems’ board of directors. Certain of Mr. Spence’s options to purchase shares of CCS Consolidated common stock were assumed by Patient Infosystems at the closing of the Merger, and the vesting of such options was partially accelerated so that one quarter of the shares underlying the options were vested as of the closing of the Merger, with the remainder vesting in 36 equal monthly installments over the next three years. Mr. Spence is also eligible to receive options to purchase shares of Patient Infosystems’ common stock under Patient Infosystems’ stock option plans on the same basis as similarly situated employees. The decision to grant any such options and the terms of such options will be within the discretion of Patient Infosystems’ board of directors.

In the event that Mr. Spence’s employment is terminated by Patient Infosystems “without cause” or by Mr. Spence for “good reason” (each as defined in his employment agreement), subject to Mr. Spence’s entering into and not revoking a separation agreement and release in a form acceptable to Patient Infosystems, Mr. Spence will be entitled to receive: (i) severance payments equal to his then applicable base salary for a period of six months; (ii) a pro rated portion of any annual bonus that he would have received had he remained employed through the calendar year for which the bonus is calculated; and (iii) if he timely elects and remains eligible for continued coverage under COBRA, that portion of the COBRA premiums that Patient Infosystems was paying prior to the date of termination for as long as he is receiving severance payments under the employment agreement (or until he is eligible for health care coverage under another employer’s plan, whichever period is shorter).

Roger Chaufournier

Under the terms of Mr. Chaufournier’s employment agreement, he is to be employed in the capacity of President of Patient Infosystems’ provider improvement subsidiary, reporting to the chief executive officer of Patient Infosystems. His employment agreement has an initial one year term, which automatically renews for additional one-year periods unless earlier terminated by Patient Infosystems or Mr. Chaufournier. Mr. Chaufournier’s base salary under the employment agreement is $262,500 per year, and Mr. Chaufournier is eligible for a calendar year bonus if Patient Infosystems’ board of directors determines in its sole reasonable discretion that the earnings before charges for interest, taxes, depreciation and amortization (“EBITDA”) for Patient Infosystems’ provider improvement subsidiary for the year has exceeded $1,000,000, and Mr. Chaufournier remains employed by Patient Infosystems through the end of the calendar year. If both these conditions are met, Mr. Chaufournier’s bonus shall be equal to a percentage of such EBITDA as follows:

•	12% of the EBITDA of the provider improvement subsidiary over $1,000,000 but less than $2,000,000;

•	18% of the EBITDA of the provider improvement subsidiary over $2,000,000 but less than $3,000,000;

•	24% of the EBITDA of the provider improvement subsidiary over $3,000,000 but less than $4,000,000; and

•	30% of the EBITDA of the provider improvement subsidiary over $4,000,000.

In addition, Mr. Chaufournier is eligible to receive options to purchase shares of Patient Infosystems’ common stock under Patient Infosystems’ stock option plans on the same basis as similarly situated employees. The decision to grant any such options and the terms of such options will be within the discretion of Patient Infosystems’ board of directors.

In the event that Mr. Chaufournier’s employment is terminated by Patient Infosystems “without cause” or by Mr. Chaufournier for “good reason” (each as defined in his employment agreement), subject to Mr. Chaufournier’s entering into and not revoking a separation agreement and release in a form acceptable to Patient Infosystems, Mr. Chaufournier will be entitled to receive: (i) severance payments equal to his then applicable base salary for a period of twelve months; (ii) a pro rated portion of any annual bonus that he would have received had he remained employed through the calendar year for which the bonus is calculated; and (iii) if he timely elects and remains eligible for continued coverage under COBRA, that portion of the COBRA premiums that Patient Infosystems was paying prior to the date of termination for as long as he is receiving severance payments under the employment agreement (or until he is eligible for health care coverage under another employer’s plan, whichever period is shorter).

Christine St. Andre

Under the terms of Ms. St. Andre’s employment agreement, she is to be employed in the capacity of Chief Operating Officer of Patient Infosystems’ provider improvement subsidiary. Her employment agreement has an initial one year term, which automatically renews for additional one-year periods unless earlier terminated by Patient Infosystems or Ms. St. Andre. Ms. St. Andre’s base salary under the employment agreement is $210,000 per year, and Ms. St. Andre will be eligible for a calendar year bonus if Patient Infosystems’ board of directors determines in its sole reasonable discretion that the EBITDA for the provider improvement subsidiary for the year has exceeded $1,000,000, and Ms. St. Andre remains employed by Patient Infosystems through the end of the calendar year. If both these conditions are met, Ms. St. Andre’s bonus shall be equal to a percentage of such EBITDA as follows:

•	8% of the EBITDA of the provider improvement subsidiary over $1,000,000 but less than $2,000,000;

•	12% of the EBITDA of the provider improvement subsidiary over $2,000,000 but less than $3,000,000;

•	16% of the EBITDA of the provider improvement subsidiary over $3,000,000 but less than $4,000,000; and

•	20% of the EBITDA of the provider improvement subsidiary over $4,000,000.

In addition, Ms. St. Andre is eligible to receive options to purchase shares of Patient Infosystems’ common stock under Patient Infosystems’ stock option plans on the same basis as similarly situated employees. The decision to grant any such options and the terms of such options will be within the discretion of Patient Infosystems’ board of directors.

In the event that Ms. St. Andre’s employment is terminated by Patient Infosystems “without cause” or by Ms. St. Andre for “good reason” (each as defined in her employment agreement), subject to Ms. St. Andre’s entering into and not revoking a separation agreement and release in a form acceptable to Patient Infosystems, Ms. St. Andre will be entitled to receive: (i) severance payments equal to her then applicable base salary for a period of twelve months; (ii) a pro rated portion of any annual bonus that she would have received had she remained employed through the calendar year for which the bonus is calculated; and (iii) if she timely elects and remains eligible for continued coverage under COBRA, that portion of the COBRA premiums that Patient Infosystems was paying prior to the date of termination for as long as she is receiving severance payments under the employment agreement (or until she is eligible for health care coverage under another employer’s plan, whichever period is shorter).

Kent Tapper

Under the terms of Mr. Tapper’s employment agreement, he is to be employed in the capacity of Vice President of Finance, Sarbanes-Oxley and SEC Compliance, reporting to the chief financial officer of Patient Infosystems. His employment agreement has an initial one year term, which automatically renews for additional one-year periods unless earlier terminated by Patient Infosystems or Mr. Tapper. Mr. Tapper’s base salary under the employment agreement is $175,000 per year, and Mr. Tapper is eligible for any other bonus payments as may be awarded by Patient Infosystems’ board of directors. In addition, Mr. Tapper is eligible to receive options to purchase shares of Patient Infosystems’ common stock under Patient Infosystems’ stock option plans on the same basis as similarly situated employees. The decision to grant any such options and the terms of such options will be within the discretion of Patient Infosystems’ board of directors. Mr. Tapper will relocate to the Coral Springs, Florida area by the end of July 2006, and Patient Infosystems has agreed to pay travel and commuting expenses until such relocation is complete and up to $30,000 in relocation costs plus amounts associated with income taxes thereon. In the event that Mr. Tapper terminates his employment with Patient Infosystems within one year after his relocation to Florida, Mr. Tapper will be required to repay a prorated portion of such relocation costs.

In the event that Mr. Tapper’s employment is terminated by Patient Infosystems “without cause” or by Mr. Tapper for “good reason” (each as defined in his employment agreement), subject to Mr. Tapper’s entering into and not revoking a separation agreement and release in a form acceptable to Patient Infosystems, Mr. Tapper will be entitled to receive: (i) severance payments equal to his then applicable base salary for a period of six months; (ii) a pro rated portion of any annual bonus that he would have received had he remained employed through the calendar year for which the bonus is calculated; and (iii) if he timely elects and remains eligible for continued coverage under COBRA, that portion of the COBRA premiums that Patient Infosystems was paying prior to the date of termination for as long as he is receiving severance payments under the employment agreement (or until he is eligible for health care coverage under another employer’s plan, whichever period is shorter).

Other

Patient Infosystems is currently discussing the terms and provisions of an employment agreement with each of Ileana Welte, Ann Boughtin and Rex Dendinger II.

43

STOCK OPTION PLAN

Patient Infosystems' Amended and Restated Stock Option Plan (the "Plan") was adopted by the board of directors and stockholders in 1995 and amended as of December 2004 and expired in 2005 on the tenth anniversary of its adoption. As of December 31, 2005, 1,434,028 shares of Common Stock are reserved for issuance under the now expired Plan. No new grants can be made under the Plan.

As of December 31, 2005, options to acquire 1,434,028 shares of Common Stock are outstanding to employees and directors of Patient Infosystems. The following table sets forth information regarding the number of options outstanding and the exercise price of these options.

Number of Options Outstanding at December 31, 2005	Exercise Price
116,666	$1.80
29,165	2.25
1,027,500	2.28
171,200	2.80
50,000	3.08
12,500	6.00
6,417	16.50
2,500	22.56
16,666	24.72
706	29.26
708	33.00

Of these options, 68,745 of the options granted before December 31, 2003 were fully vested, and 1,027,500 were granted on January 9, 2004, 449,000 of which vested immediately and 250,000 of which were granted to directors in consideration for their service and vest as to one-third of the shares on the date of grant, one-third on the first anniversary of the date grant and one-third on the second anniversary of the date of grant. The remaining options and all other options granted under the Plan vest as to 20% of the option grant on the first anniversary of the date of grant, and 20% on each subsequent anniversary.

Under the terms of the Plan, all outstanding options immediately vest upon a change of control event. A qualifying change of control event did occur on January 25, 2006, and all options became vested on that date.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required to be provided by Item 201(d) of Regulation S-B has been provided in Item 5 of this Form 10-KSB and is incorporated herein by reference.

The following table sets forth certain information regarding the beneficial ownership of the shares of Patient Infosystems' Common Stock as of March 30, 2006, by

•	each person Patient Infosystems knows to be the beneficial owner of 5% or more of the outstanding shares of Common Stock;

•	each of the Named Executive Officers named in Item 10 of this Form 10-KSB;

•	each director and executive officer of Patient Infosystems; and

•	all executive officers and directors of Patient Infosystems as a group.

Percentages are based on a total of 67,538,976 shares of Common Stock outstanding as of March 30, 2006. Unless otherwise indicated, the address of each listed stockholder is c/o Patient Infosystems, 46 Prince Street, Rochester, NY 14607.

	Shares Beneficially	Percentage Beneficially
Beneficial Owner	Owned	Owned
Executive Officers and Directors
Marc L. Pacala(2) (15)	14,651,556	21.7%
Albert S. Waxman(3)	9,447,075	14.0%
John Pappajohn(4)(15)	8,419,957	12.5%
Daniel C. Lubin(5)(15)	6,485,953	9.6%
Derace L. Schaffer, M.D.(6)	1,169,947	1.7%
Chris E. Paterson(8)*	1,017,666	1.5%
Roger L. Chaufournier(7)**	325,000	(1)
Glen A. Spence(11)*	254,416	(1)
Christine St. Andre(9)**	175,000	(1)
M. Ileana Welte(12)*	127,208	(1)
Kent A. Tapper(10)**	103,008	(1)
Ann M. Boughtin*	-	(1)
Rex M. Dendinger II*	-	(1)

All directors and executive officers as a group (13 persons) (16)	41,764,841	60.0%

Five Percent Stockholders of Common Stock
Principal Life Insurance	3,745,350	5.5%
801 Grand Ave.
Des Moines, IA 50392

Entities affiliated with Essex Woodlands Health Ventures (2) (15)	14,651,556	21.6%
190 South LaSalle Street, Suite 2800
Chicago, IL 60603

Hickory Venture Capital Corporation (13) (15)	8,427,911	12.5%
301 Washington Street, NW, Suite 301
Huntsville, AL 35801

Radius Venture Partners I, L.P. (5) (15)	6,485,953	9.6%
400 Madison Avenue, 8th Floor
New York, NY 10017

Entities affiliated with Psilos Group Partners (14) (15)	5,939,685	8.8%
625 Avenue of the Americas, 4th Floor
New York, NY 10011

Total Shares Outstanding as of March 30, 2006	67,538,976

*Executive officer of Patient Infosystems effective January 25, 2006.

**Named Executive Officer.

(1)	Less than 1%.
(2)

Consists of 1,615,589 shares of common stock held of record by Essex Woodlands Health Ventures Fund V, L.P. and 12,678,199 shares of common stock held of record by CCS Consolidated Holdings, LLC. Mr. Pacala is a general partner of Essex Woodlands Health Ventures Fund V, L.P. and is a manager of CCS Consolidated Holdings, LLC and shares voting and dispositive power with respect to the shares held by each of these entities and disclaims beneficial ownership of the shares in which he has no pecuniary interest. Amount also includes 357,768 shares of common stock issuable upon exercise of a warrant held by Essex Woodlands Health Ventures Fund V, L.P. and exercisable within 60 days of March 30, 2006.

(3)

Consists of 729,503 shares of common stock held of record by Psilos Group Partners II, L.P., 5,013,169 shares of common stock held of record by CCS Consolidated Holdings, LLC, 35,466 shares of common stock held of record by CCP/Psilos CCS, LLC and 3,668,937 shares of common stock currently held by an escrow agent for the benefit of certain former stockholders of CCS Consolidated, over which Dr. Waxman exercises voting power. Dr. Waxman is a managing member of, or managing member of the general partner of, Psilos Group Partners, L.P., Psilos Group Partners II, L.P. and CCP/Psilos CCS, LLC. Dr. Waxman is also a manager of CCS Consolidated Holdings, LLC. As a result, Dr. Waxman shares voting and dispositive power with respect to the shares held by these entities and disclaims beneficial ownership of the shares in which he has no pecuniary interest. Shares of common stock issuable upon exercise of a warrant held by Psilos Group Partners II, L.P. and exercisable within 60 days of March 30, 2006 are included in the number of shares set forth above over which Dr. Waxman exercises voting power in his capacity as party to the escrow agreement.

(4)

Consists of 6,625,521 shares held of record by Mr. Pappajohn, 30,000 shares held of record by Halkis, Ltd., a sole proprietorship owned by Mr. Pappajohn, 30,000 shares held of record by Thebes, Ltd., a sole proprietorship owned by Mr. Pappajohn's spouse, 30,000 shares held directly by Mr. Pappajohn's spouse, 1,666,936 shares held by a voting trust and a fully vested and exercisable warrant to purchase 37,500 shares of common stock. Mr. Pappajohn disclaims beneficial ownership of the shares owned by Thebes, Ltd., by his spouse and by the voting trust.

(5)

Consists of 244,647 shares of common stock held of record by Radius Venture Partners I, L.P. and 6,187,129 shares held of record by CCS Consolidated Holdings, LLC. Mr. Lubin is a general partner of Radius Venture Partners I, L.P., shares voting and dispositive power with respect to the shares held by Radius Venture Partners I, L.P. and disclaims beneficial ownership of the shares in which he has no pecuniary interest. Jordan Davis, another general partner of Radius Venture Partners I, L.P., is a manager of CCS Consolidated Holdings, LLC and shares voting and dispositive power with respect to the shares held by Radius Venture Partners I, L.P. and disclaims beneficial ownership of the shares in which he has no pecuniary interest. Amount also includes 54,177 shares of common stock issuable upon exercise of a warrant held by Radius Venture Partners I, L.P. and exercisable within 60 days of March 30, 2006.

(6)

Consists of 1,120,447 shares held of record by Dr. Schaffer, 12,000 shares held of record by Dr. Schaffer's children and a fully vested and exercisable warrant to purchase 37,500 shares of common stock.

(7)	Consists of a fully vested and exercisable warrant to purchase 325,000 shares of common stock.
(8)

Consists of 1,017,666 shares of common stock issuable pursuant to early exercise features of an option exercisable within 60 days. Of these shares, 720,847 shares underlying this option are not vested and would not be transferable by Dr. Paterson until vested. Accordingly, Dr. Paterson is not deemed to have investment power over such shares.

(9)	Consists of 25,000 shares held of record by Ms. St. Andre and a fully vested and exercisable warrant to purchase 150,000 shares of common stock.
(10)	Consists of 3,008 shares held of record by Mr. Tapper and a fully vested and exercisable warrant to purchase 100,000 shares of common stock.
(11)

Consists of 254,416 shares of common stock issuable pursuant to early exercise features of an option exercisable within 60 days. Of these shares, 180,211 shares underlying this option are not vested and would not be transferable by Mr. Spence until vested. Accordingly, Mr. Spence is not deemed to have investment power over such shares.

(12)

Consists of 127,208 shares of common stock issuable pursuant to early exercise features of an option exercisable within 60 days. Of these shares, 90,106 shares underlying this option are not vested and would not be transferable by Ms. Welte until vested. Accordingly, Ms. Welte is not deemed to have investment power over such shares.

(13)	Consists of 968,814 shares of common stock held of record by Hickory Venture Capital Corporation and 7,244,557 shares held of record by CCS Consolidated Holdings, LLC. Amount also includes

214,542 shares of common stock issuable upon exercise of a warrant held by Hickory Venture Capital Corporation and exercisable within 60 days of March 30, 2006.

(14)

Consists of 729,503 shares of common stock held of record by Psilos Group Partners II, L.P., 5,013,169 shares of common stock held of record by CCS Consolidated Holdings, LLC and 35,466 shares of common stock held of record by CCP/Psilos CCS, LLC. Albert S. Waxman, a director of, Psilos Group Partners, L.P., Psilos Group Partners II, L.P. and CCP/Psilos CCS, LLC. Amount also includes 161,547 shares of common stock issuable upon exercise of a warrant held by Psilos Group Partners II, L.P. and exercisable within 60 days of March 30, 2006.

(15)

As described in greater detail in footnotes 2, 3, 5 and 13, certain of these entities are members of CCS Consolidated Holdings, LLC. CCS Consolidated Holdings owns of record an aggregate of 31,123,053 shares of common stock. The managers of CCS Consolidated Holdings, who share voting and investment power over the securities held of record by CCS Consolidated Holdings, are Albert Waxman, Mark Pacala, Jordan Davis and Thomas Noojin. Each of these individuals disclaims beneficial ownership of the shares in which he has no pecuniary interest. The shares of common stock held by CCS Consolidated Holdings, LLC will be distributed to its members pursuant to a limited liability company agreement.

(16)

Consists of 34,379,678 shares held of record, 1,666,936 shares held by a voting trust, 3,668,937 shares held by an escrow agent, 650,000 shares issuable upon exercise of fully vested warrants, and 1,399,290 shares pursuant to early exercise features of the stock options. Of these shares underlying stock options, 991,164 shares are not vested and would not be transferable until vested.

Item 12. Certain Relationships and Related Transactions.

Between April 2003 and January 2004, Patient Infosystems issued 840,118 shares of Series D 9% Cumulative Convertible Preferred Stock (“Series D Preferred Stock”) under the terms of the Note and Stock Purchase Agreement dated April 11, 2003 and amended on September 10, 2003. John Pappajohn and Derace Schaffer, M.D., two current directors of Patient Infosystems, purchased 435,233 and 5,318 shares, respectively, of Series D Preferred Stock. The shares of Series D Preferred Stock have been converted into common stock on a 10-for-1 basis in accordance with their terms.

In January 2004, Patient Infosystems borrowed $200,000 for working capital from Mr. Pappajohn which was repaid in March 2004 using the proceeds of the sale of Patient Infosystems' common stock. During the three month period ended September 30, 2004, Patient Infosystems borrowed $570,000 of working capital from Mr. Pappajohn which was repaid in September 2004 using the proceeds of a line of credit with Wells Fargo Bank Iowa, N.A. (“Wells Fargo”) which indebtedness was guaranteed by Mr. Pappajohn.

On December 31, 2003, Patient Infosystems entered into the Third Addendum to the Second Amended and Restated Credit Agreement with Wells Fargo, which extended the term of the $3,000,000 credit facility from January 2, 2004 to July 31, 2005. Dr. Schaffer and Mr. Pappajohn guaranteed this extension. In consideration of their guarantees, in February 2004, Patient Infosystems granted to Dr. Schaffer and Mr. Pappajohn warrants to purchase an aggregate of 47,500 shares of Series D Preferred Stock, which warrants have been exercised and the underlying shares have been converted to common stock. Patient Infosystems valued these warrants at $1,085,375 using the Black-Scholes method.

On September 21, 2004, Patient Infosystems entered into the Fourth Addendum to the Second Amended and Restated Credit Agreement with Wells Fargo, which increased the amount of the credit facility to $7,000,000 and extended the term to July 31, 2006. Dr. Schaffer and Mr. Pappajohn guaranteed these extensions. In consideration of their guarantees, in September 2004 Patient Infosystems granted to Dr. Schaffer and Mr. Pappajohn warrants to purchase an aggregate of 1,000,000 shares of Patient Infosystems' common stock for $1.68 per share. Patient Infosystems valued these warrants at $1,416,500 using the Black-Scholes method.

On February 2, 2005, Patient Infosystems’ wholly owned subsidiary ACS entered into the First Addendum to the Credit Agreement with Wells Fargo, which increased the amount of ACS’s credit facility to $3,000,000. Dr.

Schaffer and Mr. Pappajohn, directors of both Patient Infosystems and ACS, guaranteed this extension. Also on February 2, 2005, Patient Infosystems entered into the Fifth Addendum to the Second Amended and Restated Credit Agreement with Wells Fargo, which decreased the amount of Patient Infosystems’ credit facility to $6,000,000. ACS repaid $1,000,000 of debt to Patient Infosystems using its credit facility, which Patient Infosystems used to retire $1,000,000 of its credit facility. In consideration of the guarantees, ACS issued warrants to Mr. Pappajohn and Dr. Schaffer to purchase 974,950 shares of ACS common stock at the fair market value per share on the date of grant.

On October 31, 2005, Patient Infosystems issued 547,224 shares of common stock valued at $3.44 per share and paid $17,351 in cash to the holders of Patient Infosystems preferred stock in lieu of accrued dividends which it was obligated to pay upon conversion of such preferred stock into common stock. John Pappajohn and Derace Schaffer, M.D., directors of Patient Infosystems, received 279,465 and 40,694 shares of Patient Infosystems’ common stock, respectively, and Principal Life Insurance Company, a beneficial owner of more than 5% of Patient Infosystems’ outstanding common stock, received 193,860 shares of Patient Infosystems’ common stock in satisfaction of the accrued dividends.

On January 25, 2006, Patient Infosystems paid dividends in arrears totaling $192,785 to the holders of Patient Infosystems’ Series C and D Preferred Stock. In lieu of $178,036 of cash, John Pappajohn and Derace Schaffer, M.D., directors of Patient Infosystems, received 23,733 and 2,387 shares of ACS common stock, respectively, and Principal Life Insurance Company, a beneficial owner of more than 5% of Patient Infosystems' outstanding common stock, received 18,390 shares of ACS common stock in satisfaction of the accrued dividends. Such shares of ACS common stock were held by Patient Infosystems as available-for-sale securities.

48

Item 13. Exhibits

(a)	Exhibits.

Exhibit #	Description of Exhibits
2.1	$$	Agreement and Plan of Merger, dated September 19, 2005, by and among Patient Infosystems, Inc., PATY Acquisition Corp. and CCS Consolidated, Inc.
2.2	@	Amendment No. 1 to the Agreement and Plan of Merger, dated November 22, 2005, by and among Patient Infosystems, Inc., PATY Acquisition Corp. and CCS Consolidated, Inc.
2.3	@@	Amendment No. 2 to the Agreement and Plan of Merger, dated December 23, 2005, by and among Patient Infosystems, Inc., PATY Acquisition Corp. and CCS Consolidated, Inc.
2.4	~~	Agreement of Purchase and Sale dated as of August 26, 2004 by and among the Registrant, CBCA Care Management, Inc. and CBCA, Inc.
3.1		Certificate of Incorporation, as amended to date
3.2	*	By-Laws

4.1		Form of Common Stock Certificate.
4.2	**	Patient Infosystems, Inc. Amended and Restated Stock Option Plan
4.3		CCS Consolidated, Inc. 2005 Equity Incentive Plan, assumed by Patient Infosystems.
4.4	***

Form of Registration Rights Agreement dated on or about March 31, 2000 between Patient Infosystems and John Pappajohn, Derace Schaffer, M.D., Gerald Kirke and Michael Richards for Series C 9% Cumulative Convertible Preferred Stock.

4.5	^	Patient Infosystems, Inc. Series D Convertible Preferred Stock Registration Rights Agreement dated April 10, 2003.
4.6	$$$	Form of Registration Rights Agreement.
4.7		Form of Warrant to Purchase Shares of Common Stock, dated as of January 25, 2006.
9.1		Voting Trust Agreement, dated as of January 25, 2006, by and among Steven Morain as Trustee, John Pappajohn and Patient Infosystems.
10.1	+	Lease Agreement dated as of February 22, 1995 between Patient Infosystems and Conifer Prince Street Associates.
10.2	~~~	Lease Agreement dated as of October 29, 1997 between Talcott Realty and SIA Brokerage, Inc., as amended by USI Care Management, Inc. and Carlyle Heritage II L.P.
10.3	~~~	Fourth Amendment to Lease dated December 6, 2004 between Carlyle Heritage II L.P. and CBCA Care Management, Inc.
10.4	~~~	Lease Agreement dated September 8, 2003 between Howard Hughes Properties, L.P. and CBCA Inc.
10.5	$	Fifteenth Addendum to Lease Agreement dated as of May 18, 2004 between Patient Infosystems and Conifer Prince Street Associates.
10.6	@@@	Stockholders Agreement, dated as of January 25, 2006, by and among Patient Infosystems, Inc. and certain of its stockholders
10.7 (%)	$$	Employment Agreement, dated September 19, 2005, by and between Patient Infosystems, Inc. and Chris Paterson.
10.8 (%)	$$	Employment Agreement, dated September 19, 2005, by and between Patient Infosystems, Inc. and Glen Spence.
10.9 (%)	$$	Employment Agreement, dated September 19, 2005, by and between Patient Infosystems, Inc. and Roger Chaufournier.
10.10 (%)	$$	Employment Agreement, dated September 19, 2005, by and between Patient Infosystems, Inc. and Christine St. Andre.
10.11 (%)	@@@	Employment Agreement, dated December 5, 2005 and effective as of January 25, 2006, by and between Patient Infosystems, Inc. and Kent A. Tapper.
10.12	@@@	Form of Lockup Agreement.
10.13	@@@	Form of Lockup Agreement signed by Roger Chaufournier, Christine St. Andre and Kent Tapper.
10.14		Loan and Security Agreement, dated as of October 9, 2002, by and between CCS Consolidated, Inc. and Comerica Bank, as amended to date.
10.15		Fifth Amendment to Lease dated November 8, 2005 between Carlyle Heritage II L.P. and CBCA Care Management, Inc.

48

11.1	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).

14.1	Code of Ethics

21.1	List of Subsidiaries

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

%	Denotes management contract or compensatory plan.
~~	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-QSB filed on November 15, 2004 and incorporated herein by reference.
~~~	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-KSB filed on March 31, 2005 and incorporated herein by reference.
*	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form S-1 filed on July 3, 1996 and incorporated herein by reference.
**	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form S-8 filed on October 8, 2004 and incorporated herein by reference.
***	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed on April 2, 2001 and incorporated herein by reference.
+	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed on April 13, 1999 and incorporated herein by reference.
^	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-QSB filed on May 15, 2003 and incorporated herein by reference.
$	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-QSB filed on May 16, 2005 and incorporated herein by reference.
$$	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on September 23, 2005 and incorporated herein by reference.
$$$	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-QSB filed on November 14, 2005 and incorporated herein by reference.
@	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on November 29, 2005 and incorporated herein by reference.
@@	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on December 23, 2005 and incorporated herein by reference.
@@@	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on January 31, 2006 and incorporated herein by reference.

Item 14 Principal Accountant Fees and Services.

Relationship with Independent Auditors

Audit services performed by McGladrey & Pullen LLP for the fiscal years 2005 and 2004, respectively, consisted of the examination of Patient Infosystems' financial statements, services related to filings with the Securities and Exchange Commission (“SEC”) for Patient Infosystems and American Caresource Holdings, Inc., acquisition audits and tax services.

Audit Fees

The aggregate fees billed by McGladrey & Pullen LLP for professional services rendered in connection with the audit of Patient Infosystems' annual financial statements for the year ended December 31, 2005, the review of Patient Infosystems' quarterly financial statements for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005, and services related to the consents required related to registration statements or review of other statements and reports filed by the registrant during the periods reported, were approximately $243,000 as compared to $213,000 for the same respective periods of 2004.

Audit-Related Fees

The aggregate audit related fees paid to McGladrey & Pullen LLP in 2005 were approximately $38,000 representing audits related to acquisitions as compared to $162,000 for the year ended December 31, 2004. These fees include travel and other reimbursed expenses.

Tax Fees

The aggregate fees billed by RSM McGladrey, Inc. an entity associated with McGladrey & Pullen LLP, for professional services rendered related to taxes of Patient Infosystems for the year ended December 31, 2005 were approximately $56,000 as compared to $26,000 for the year ended December 31, 2004.

All Other Fees

There were no other fees billed by McGladrey & Pullen LLP or RSM McGladrey, Inc. for the year ended December 31, 2005 or 2004.

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

PATIENT INFOSYSTEMS, INC.

By:	/s/ Chris E. Paterson
Chris E. Paterson, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Albert S. Waxman		March 31, 2006
Albert S. Waxman, Ph.D.	Chairman of the Board of Directors

/s/ John Pappajohn		March 31, 2006
John Pappajohn	Vice Chairman of the Board of Directors

/s/ Mark L. Pacala		March 31, 2006
Mark L. Pacala	Director

/s/ Derace L. Schaffer		March 31, 2006
Derace L. Schaffer, M.D.	Director

March 31, 2006
Daniel C. Lubin	Director

/s/ Chris E. Paterson	President and Chief Executive Officer (Principal Executive	March 31, 2006
Chris E. Paterson, Ph.D.	Officer)

/s/ Glen A. Spence	Chief Financial Officer (Principal Financial and	March 31, 2006
Glen A. Spence	Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Patient Infosystems, Inc.

We have audited the accompanying consolidated balance sheets of Patient Infosystems, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Patient Infosystems, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/McGladrey & Pullen, LLP

McGladrey & Pullen, LLP

Des Moines, Iowa

March 16, 2006

PATIENT INFOSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2005 AND 2004

ASSETS	2005	2004
CURRENT ASSETS:
Cash and cash equivalents	$ 4,440,329	$ 212,549
Stock subscriptions receivable	359,900	-
Available-for-sale securities	1,190,167	-
Accounts receivable (net of doubtful accounts allowance of $32,313 and $65,902)	806,658	1,499,664
Prepaid expenses and other current assets	297,107	212,121
Notes receivable	336,277	1,653,536
Assets related to discontinued operations	-	490,235
Total current assets	7,430,438	4,068,105

PROPERTY AND EQUIPMENT, net	540,827	765,433

OTHER ASSETS:
Intangible assets (net of accumulated amortization of $151,029 and $12,500)	453,086	237,500
Goodwill	6,778,432	6,875,979
Assets related to discontinued operations	-	6,608,062

TOTAL ASSETS	$ 15,202,783	$ 18,555,079

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 419,792	$ 1,024,260
Accrued salaries and wages	519,086	736,747
Accrued expenses	733,984	129,536
Accrued interest	-	28,746
Accrued dividends	139,997	1,317,495
Deferred revenue	60,000	269,246
Liabilities related to discontinued operations	-	2,430,343
Total current liabilities	1,872,859	5,936,373

LONG TERM DEBT	-	7,000,000
LIABILITIES RELATED TO DISCONTINUED OPERATIONS	-	219,325
COMMITMENTS (Note 7)

STOCKHOLDERS' EQUITY:
Preferred stock - $.01 par value: shares authorized: 20,000,000
Series C, 9% cumulative, convertible
issued and outstanding: 2005 - 63,200, 2004 - 75,000	632	750
Series D, 9% cumulative, convertible
issued and outstanding: 2005 - 869,572, 2004 - 840,118	8,696	8,401
Common stock - $.01 par value:
authorized: 80,000,000; issued and outstanding:
2005 - 14,986,904, 2004 - 9,638,150	149,869	96,382
Additional paid-in capital	64,761,186	54,346,793
Accumulated other comprehensive income	1,149,556	-
Unearned debt issuance cost	-	(1,689,244)
Accumulated deficit	(52,740,015)	(47,363,701)
Total stockholders' equity	13,329,924	5,399,381

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 15,202,783	$ 18,555,079

See notes to consolidated financial statements.

PATIENT INFOSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

REVENUES	$ 11,056,526	$ 9,699,325

COSTS AND EXPENSES:
Cost of revenue	8,213,711	6,688,533
Sales and marketing	1,484,984	1,078,354
General and administrative	2,301,836	1,602,134
Research and development	145,396	130,443

Total costs and expenses	12,145,927	9,499,464

OPERATING (LOSS) INCOME	(1,089,401)	199,861

Gain on investments	63,249	-
Debt financing costs	(1,689,244)	(812,630)
Interest expense	(270,421)	(126,828)
Other income	29,025	4,527

NET LOSS FROM CONTINUING OPERATIONS	(2,956,792)	(735,070)

LOSS FROM DISCONTINUTED OPERATIONS OF ACS
(includes $290,641 of expenses related to the distribution)	(2,419,522)	(2,831,238)

NET LOSS	(5,376,314)	(3,566,308)

CONVERTIBLE PREFERRED STOCK DIVIDENDS	(722,303)	(904,918)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$ (6,098,617)	$ (4,471,226)

NET LOSS PER SHARE - BASIC AND DILUTED
FROM CONTINUING OPERATIONS	$ (0.33)	$ (0.21)

NET LOSS PER SHARE - BASIC AND DILUTED
FROM DISCONTINED OPERATIONS	$ (0.22)	$ (0.36)

NET LOSS PER SHARE - BASIC AND DILUTED	$ (0.55)	$ (0.57)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	11,140,638	7,815,063

See notes to consolidated financial statements.

PATIENT INFOSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
YEARS ENDED DECEMBER 31, 2005 AND 2004
								Accumulated
					Additional	Unearned		Other	Total
	Common Stock		Preferred Stock		Paid-in	Debt issuance	Accumulated	Comprehensive	Stockholders
	Shares	Amount	Shares	Amount	Capital	Cost	Deficit	Income	Equity (Deficit)

Balance at December 31, 2003	4,960,354	$ 49,604	930,100	$ 9,301	$45,596,684	$ -	$(43,719,213)	$ -	$ 1,936,376

Exercise of stock options	83	1		-	88	-	-	-	89
Exercise of stock warrants	42,927	429		-	26,230	-	-	-	26,659
Issuance of common stock	4,384,786	43,848		-	7,194,352	-	-	-	7,238,200
Expenses of sale of common stock					(579,106)	-	-	-	(579,106)
Issuance of Series D Preferred		-	10,018	100	78,080	-	-	-	78,180
Beneficial conversion feature of Series D Preferred		-		-	78,180	-	(78,180)	-	-
Conversion of Series C Preferred to common stock	250,000	2,500	(25,000)	(250)	(2,250)	-	-	-	-
Issuance of warrants		-		-	324,150	-	-	-	324,150
Unearned portion		-		-	(44,750)	-	-	-	(44,750)
Warrants issued for debt guarantee		-		-	2,501,874	(1,689,244)	-	-	812,630
Dividends on
Series C Convertible Preferred Stock		-		-	(71,056)	-	-	-	(71,056)
Series D Convertible Preferred Stock		-		-	(755,683)	-	-	-	(755,683)

Net loss for the year ended
December 31, 2004		-		-	-	-	(3,566,308)	-	(3,566,308)

Balance at December 31, 2004	9,638,150	96,382	915,118	9,151	54,346,793	(1,689,244)	(47,363,701)	-	5,399,381

Exercise of stock options	162,873	1,629		-	350,945	-	-	-	352,574
Exercise of stock warrants	837,995	8,380	38,864	389	285,727	-	-	-	294,496
Earned portion of warrants issued					44,750	-	-	-	44,750
Issuance of common stock	3,588,562	35,885		-	12,424,255	-	-	-	12,460,150
Expenses of sale of common stock					(1,579,525)	-	-	-	(1,579,525)
Issuance of common stock in lieu of Series C Convertible Preferred Stock accrued dividends	101,450	1,014		-	347,976	-	-	-	348,990
Issuance of common stock in lieu of Series D Convertible Preferred Stock accrued dividends	445,774	4,458		-	1,529,002	-	-	-	1,533,460
Conversion of Series D Preferred to common stock	94,100	941	(9,410)	(94)	(847)	-	-	-	-
Conversion of Series C Preferred to common stock	118,000	1,180	(11,800)	(118)	(1,062)	-	-	-	-
Amortization of debt issuance cost		-		-	-	1,689,244	-	-	1,689,244
Dividends on
Series C Convertible Preferred Stock, net of forfeited		-		-	37,659	-	-	-	37,659
Series D Convertible Preferred Stock, accrued		-		-	(759,963)	-	-	-	(759,963)
Distribution of American Caresource Holdings, Inc.		-		-	(2,264,524)	-	-	-	(2,264,524)
Comprehensive loss:
Net loss for the year ended
December 31, 2005		-		-	-	-	(5,376,314)	-	(5,376,314)
Increase in unrealized gain on available-for-sale
securities, net of reclassification adjustment		-		-	-	-	-	1,149,556	1,149,556
Total comprehensive loss									(4,226,758)

Balance at December 31, 2005	14,986,904	$ 149,869	932,772	$ 9,328	$ 64,761,186	-	$ (52,740,015)	$1,149,556	$ 13,329,924

See notes to consolidated financial statements.

PATIENT INFOSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

OPERATING:
Net loss	$ (2,956,792)	$ (735,070)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	377,150	157,884
Amortization of related to debt	1,689,244	812,630
Gain realized from sale of available-for-sale securities	(63,249)	-
Compensation expense related to issuance of stock warrants and options	44,750	44,250
Decrease (increase) in accounts receivable	693,006	(1,134,503)
(Increase) decrease in prepaid expenses and other current assets	(84,986)	76,515
(Decrease) increase in accounts payable	(604,468)	374,251
(Decrease) increase in accrued salaries and wages	(217,661)	348,964
Increase in accrued expenses	347,880	2,275
Decrease in accrued interest	(28,746)	(27,361)
Decrease in deferred revenue	(209,246)	(67,352)
Net cash used in discontinued operations	(2,677,720)	(2,530,190)

Net cash used in operating activities	(3,690,838)	(2,677,707)

INVESTING:
Property and equipment additions	(16,015)	(541,271)
Property and equipment disposals and retirements	-	3,272
Decrease (increase) in notes receivable	1,317,259	(1,653,536)
Net investment activity in American Caresource Holdings, Inc.	-	(1,237,239)
Proceeds from sale of available-for-sale securities	79,862	-
Purchase of CBCA Care Management	-	(7,293,959)
Net cash (used in) provided by discontinued operations	(163,744)	2,801,910

Net cash provided by (used in) investing activities	1,217,362	(7,920,823)

FINANCING:
Proceeds from the sale of common stock, net	12,747,309	7,219,139
Payment of cash dividends	(17,351)	-
(Payment) borrowing on line of credit	(7,000,000)	4,000,000
Expenses related to the sale of capital stock	(1,579,525)	(532,481)
Expenses related to distribution of American Caresource Holdings, Inc.	(290,641)	-
Net cash provided by (used in) discontinued operations	2,824,715	(256,681)

Net cash provided by financing activities	6,684,507	10,429,977

Net increase in cash and cash equivalents - continuing operations	4,227,780	(183,592)
Net decrease in cash and cash equivalents - discontinued operations	(16,749)	15,039
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,211,031	(168,553)

Cash and equivalents at the beginning of the year - continuing operations	212,549	396,141
Cash and equivalents at the beginning of the year - discontinued operations	16,749	1,710
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	229,298	397,851

Cash and cash equivalents at end of year - continuing operations	4,440,329	212,549
Cash and cash equivalents at end of year - discontinued operations	-	16,749
CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 4,440,329	$ 229,298

See notes to consolidated financial statements.

PATIENT INFOSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005 AND 2004

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

On November 8, 2005, Patient Infosystems declared a dividend distributing its wholly owned subsidiary, American Caresource Holdings, Inc. to its stockholders. The distribution was effected on December 16, 2005.

The consolidated financial statements include the accounts of Patient Infosystems and its wholly owned subsidiaries, American Caresource Holdings, Inc. ("ACS") and CBCA Care Management, Inc. ("CMI"). The operations of ACS are presented up to the distribution date of November 8, 2005, and have been presented as “discontinued operations” for 2005 and 2004. Assets and liabilities of ACS as of December 31, 2004 are presented as assets and liabilities related to discontinued operations. Significant intercompany transactions and balances have been eliminated in consolidation.

Discontinued operations - Discontinued operations are the historical net loss of American Caresource Holdings, Inc. (“ACS”), a wholly owned subsidiary which was distributed to the Patient Infosystems’ stockholders of record as of November 8, 2005. Patient Infosystems distributed ACS as a dividend. For the year ended December 31, 2005, Patient Infosystems reported ACS revenue of $3.7 million, operating expenses of $5.6 million and non-operating expenses of $0.5 million with a net loss or $2.4 million as compared to revenue of $6.0 million, operating expenses of $8.0 million and non operating expenses of $0.8 million with a net loss of $2.8 million for the year ended December 31, 2004. The ACS operating results reported by Patient Infosystems includes only operating results achieved by ACS year to date as of November 8, 2005. There was no gain or loss recorded related to the distribution. ACS became a separate public registrant, and therefore has filed an annual report for the year ended December 31, 2005 on Form 10-KSB.

Acquisitions - On September 22, 2004, the Company acquired all the outstanding equity of CBCA Care Management, Inc. for a total purchase price of $7,293,959, which included (1) $7,100,000 in cash and (2) estimated direct expenses of $193,959. The Company recorded the CBCA Care Management, Inc. acquisition using the purchase method of accounting. During the third quarter of 2005, the Company completed a valuation of the identifiable intangible assets acquired and finalized the purchase price allocation. The final purchase allocation results in an increase in customer relationships and liabilities assumed and a decrease in goodwill as compared to previously reported amounts. The effect of these adjustments on the related amortization was insignificant.

Information related to the acquisition is as follows:

Purchase consideration
Cash	$ 7,100,000
Expenses	193,959
Total	$ 7,293,959

Purchase allocation
Current assets	$ 228,187
Liabilities assumed	(498,627)
Property & equipment	181,852
Customer relationships	604,115
Goodwill	6,778,432
$ 7,293,959

The acquisition of CMI has been accounted for using the purchase method of accounting and accordingly, the results of operations of CMI from September 22, 2004 have been included in the consolidated financial statements.

The following unaudited pro forma summary presents Patient Infosystems' consolidated results of operations for 2004 as if the acquisition of CMI had been consummated at January 1, 2004. The pro forma consolidated results of operations include certain pro forma adjustments, including the amortization of identifiable intangible assets, interest and expenses on certain debt.

December 31,
2004
Revenue	$ 15,135,334
Operational costs	(14,261,964)
Other costs	(1,472,231)
Net loss, continuing operations	(598,861)
Dividends and beneficial conversions	(826,738)
Net loss attributable to common shareholders, continuing operations	$ (1,425,599)
Net loss attributable to discontinued operations	$ (2,831,238)
Net loss attributable to common shareholders	$ (1,425,599)
Net loss per share, continuing operations	$ (0.18)
Net loss per share	$ (0.54)
Weighted average common shares	7,815,063

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

Fair Value of Financial Instruments - Patient Infosystems' financial instruments consist primarily of cash and cash equivalents, available-for-sale securities, accounts receivable, accounts payable, accrued expenses, a line of credit and long-term debt. The fair value of instruments is determined by reference to various market data and other valuation techniques, as appropriate. Unless otherwise disclosed, the fair value of short-term financial instruments approximates their recorded values due to the short-term nature of the instruments. Based on the borrowing rates currently available to Patient Infosystems for bank loans with similar terms and average maturities, the fair value of long-term debt approximates its carrying value.

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

Patient Infosystems' current revenue is concentrated in a small number of customers, consequently, the loss of any one of its customers could have a material adverse effect on Patient Infosystems and its operations. During the years ended December 31, 2005 and 2004, Patient Infosystems had revenues of approximately $2.7 million (25%) and $5.1 million (53%), respectively, from a single customer and accounts receivable balances of $140,880 and $511,000 from that customer as of December 31, 2005 and 2004, respectively. The contract with this customer is due to renew on April 1, 2006, as which time Patient Infosystems anticipates that the revenue from this customer may decrease. While Patient Infosystems has found new sources of revenue, no assurance can be given that any such sources will provide the same amount of revenue, nor that such revenue sources will provide a comparable operating margin.

Securities available for sale – securities available for sale consists of shares held in ACS and are carried at fair value. Unrealized holding gains and losses, net of deferred taxes, are reported in a separate component of accumulated other comprehensive income until realized. Realized gains and losses on the sale of such securities are determined using the specific identification method and are reflected in the statements of operations. All unrealized holdings gains on securities available for sale arose during 2005. No deferred taxes have been provided on the unrealized gains because of the Company’s net operating loss carryforwards. Fair value at December 31, 2005 was determined under the provisions of SFAS 115 and related interpretations which require the Company to use the market trading price for those shares.

Comprehensive income - Comprehensive income (loss)is defined as the change in equity during a period from transactions and other events from non-owner sources.  Comprehensive income (loss) is the total of net (loss) and other  comprehensive  income (loss) which, for the Company,  is comprised  entirely of unrealized gains and losses on securities available for sale.

Property and Equipment - Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 10 years.

Asset Impairment - Patient Infosystems regularly assesses all of its long lived assets for impairment and recognizes a loss when the carrying value of an asset exceeds its fair value.

Intangible Assets – As a result of the business combinations that are more fully explained in Note 1 Acquisitions above, the following is a summary of the intangible assets of Patient Infosystems as of December 31, 2005:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships, CMI	$ 604,115	$ 151,029	$ 453,086

During 2005 and 2004, amortization expense totaled $138,529 and $12,500, respectively. The estimated aggregate amortization expenses for the next five years are as follows:

Year ending December 31,	Estimated Amortization Expense
2006	120,823
2007	120,823
2008	120,823
2009	90,617
TOTAL	$ 453,086

Goodwill – As a result of the business combinations that are more fully explained in Note 1 Acquisitions above, the following is a summary of the goodwill assets of Patient Infosystems as of December 31, 2005:

CMI
Balance, beginning	$ 6,875,979
Final adjustment to purchase accounting	(97,547)
Acquired during the year	-
Impairment losses	-
Balance, ending	$ 6,778,432

The CMI goodwill was tested annually for impairment as of December 31. The fair value of the CMI goodwill was estimated using the expected present value of future cash flows.

Research and Development - Research and development costs are expensed as incurred.

Income Taxes - Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized.

Net Loss Per Share – The calculations for the basic and diluted loss per share were based on net loss attributable to common stockholders of $6,098,617 and $4,471,226 and a weighted average number of common shares outstanding, of 11,140,638 and 7,815,063 for the years ended December 31, 2005 and 2004. The computation of fully diluted loss per share for 2005 and 2004 did not include 11,292,499 and 11,471,769 shares of common stock, respectively, which consist of the common equivalents of outstanding convertible preferred shares, options and warrants because the effect would be antidilutive due to the net loss in those years. The convertible preferred stock dividends for the year ended December 31, 2004 has been changed from previously presented amounts to include the $78,180 of beneficial conversion feature related to the issuance of preferred stock in January 2004. The computation of 2004 earnings per share reflects the impact of such change on the net loss attributable to common stockholders and increased net loss per share attributable to common stockholders by $0.01. There was no effect on 2004 net loss.

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

The calculation of Patient Infosystems' net loss per share for the years ended December 31, 2005 and 2004 is as follows:

PATIENT INFOSYSTEMS, INC.
COMPUTATION OF EARNINGS PER SHARE

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004

Net Loss from continuing operations	$ (2,956,792)	$ (735,070)

Convertible preferred stock dividends	$ (722,303)	$ (904,918)

Net loss attributable to common stockholders
from continuing operations	$ (3,679,095)	$ (1,639,988)

Net loss from discontinued operations	$ (2,419,522)	$ (2,831,238)

Net loss attributable to common stockholders	$ (6,098,617)	$ (4,471,226)

Weighted average Common Stock outstanding	11,140,638	7,815,063

Net Loss per share, basic and diluted, continuing operations	$ (0.33)	$ (0.21)

Net Loss per share, basic and diluted, discontinued operations	$ (0.22)	$ (0.36)

Net Loss per share, basic and diluted	$ (0.55)	$ (0.57)

Retirement Plan - Patient Infosystems has a retirement plan that qualifies under Section 401(k) of the Internal Revenue Code. This retirement plan allows eligible employees to contribute a portion of their income on a pretax basis to the plan, subject to the limitations specified under the Internal Revenue Code. Patient Infosystems' annual contribution to the plan is at the discretion of the Board of Directors. Patient Infosystems made no contributions to this plan in 2005 or 2004.

New Accounting Pronouncements – In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"), which replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 will be adopted by Patient Infosystems for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Patient Infosystems does not expect adoption of the provisions of SFAS No. 154 to have a material impact on the consolidated financial statement, results of operations or liquidity of Patient Infosystems.

In December 2004, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 123(Revised), "Share-Based Payment" ("SFAS No.123(R)), establishing accounting standards for transactions in which an entity exchanges it equity instruments for goods or services. SFAS No. 123(R) also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments, or that may be settled by the issuance of those equity instruments. SFAS N. 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based stock awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123(R) replaces existing requirements under SFAS No. 123, "Accounting for Stock-Based Compensation," and eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25. Because the merger with CCS Consolidated resulted in CCS Consolidated being deemed to be the accounting acquirer, and CCS Consolidated uses a March 31 year end, SFAS 123(R) will be in effect for Patient

Infosystems beginning in periods ending after April 1, 2006. Patient Infosystems is currently assessing the financial statement impact of adopting SFAS No. 123(R).

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

	2005	2004

Net loss attributable to common
shareholders - as reported	$ (6,098,617)	$ (4,471,226)

Stock based compensation expense	(1,467,762)	(1,471,815)

Net loss - pro forma	$ (7,566,379)	$ (5,943,041)

Net loss per share - basic and diluted - as reported	$ (0.55)	$ (0.57)

Net loss per share - basic and diluted - pro forma	$ (0.68)	$ (0.76)

Weighted average common shares	11,140,638	7,815,063

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using assumed risk-free interest rates of 4.41% for the year ended December 31, 2005 and 3.93% for the year ended December 31, 2004 and an expected life of 7 years. The assumed dividend yield was zero. Patient Infosystems has used a volatility factor of 74% for the year ended December 31, 2005 and 121% for the year ended December 31, 2004. For purposes of pro forma disclosure, the estimated fair value of each option is amortized to expense over that option’s vesting period.

Consolidated Statements of Cash Flows – Supplemental noncash investing and financing activities for the years ended December 31, 2005 and 2004 are as follows:

	2005	2004
Common stock activities:
Common stock issued for services	$ -	$ 44,250
Common stock issued for subcription receivable	359,900	-
Common stock issued in lieu of Series C and D
Convertible Preferred Stock accrued dividends	1,865,099	-
Warrants issued as acquisition expense	-	22,750
Warrants issued as expense of sale of common stock
	910,916	46,625
Warrants issued on debt guarantee	-	1,416,499
Total of noncash common stock activities	$ 3,135,915	$ 1,530,124

Distribution of American Caresource Holdings, Inc.	$ (2,264,524)

Preferred stock activities:
Accrued interest converted into preferred stock	$ -	$ 53,080
Warrants issued on debt guarantee	-	1,085,375
Total noncash preferred stock activities	$ -	$ 1,138,455

Dividends declared on Series C & D Convertible Preferred Stock	$ 722,303	$ 826,739
Value of beneficial conversion feature on Series D Convertible
Preferred Stock recognized as a dividend	$ -	$ 78,180

Unrealized gain on available-for-sale securities	$ 1,149,556	$ -

Cash paid for interest	$ 299,167	$ 154,189

Final purchase price allocation for
CBCA Care Management:
Intangible assets	$ 354,115
Goodwill	(97,547)
Accrued expenses	(256,568)
Total purchase price adjustments	$ -

2.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

	2005	2004

Computer software	$ 1,191,469	$ 1,239,569
Computer equipment	1,236,034	1,222,019
Telephone equipment	433,959	433,959
Leasehold improvements	92,090	92,091
Office furniture and equipment	355,980	355,979
	3,309,532	3,343,617

Less accumulated depreciation	2,768,705	2,578,184

Property and equipment, net	$ 540,827	$ 765,433

F-14

3.	DEBT

Line of Credit – During 2005, Patient Infosystems repaid $7,000,000 of its line of credit and as of December 31. 2005, Patient Infosystems did not have any borrowings outstanding. At December 31, 2004, Patient Infosystems had borrowings outstanding totaling $7,000,000, under a line of credit, which was the maximum amount available under that line of credit. The amount borrowed was due and payable on July 31, 2006. Interest is due and payable at maturity at a floating rate based upon LIBOR plus 1.75% (effective LIBOR rate for outstanding notes as of December 31, 2004 was between 2.125% and 3.5%). There is a commitment fee of 0.25% per annum on the average daily unused amount of the line of credit to be paid quarterly in arrears. The $7,000,000 of the line of credit is secured by substantially all of Patient Infosystems' assets and is guaranteed by Dr. Schaffer and Mr. Pappajohn, directors of Patient Infosystems. In consideration for their guarantees, Patient Infosystems granted to Dr. Schaffer and Mr. Pappajohn warrants to purchase an aggregate of 47,500 shares of Series D Convertible Preferred Stock, convertible into 475,000 shares of Patient Infosystems' common stock for $10.00 per preferred share and 1,000,000 shares of Patient Infosystems' common stock for $1.68 per share. The warrants were recorded at fair value of $2,501,874, with the associated expense recognized over the debt guarantee period. $1,689,244 and $812,630 of expense was recorded during the years ended December 31, 2005 and 2004, respectively, related to these warrants.

On February 2, 2005, Patient Infosystems entered into the Fifth Addendum to the Second Amended and Restated Credit Agreement with Wells Fargo Bank Iowa, N.A., which decreased the amount of this credit facility to $6,000,000. ACS repaid $1,000,000 of debt to Patient Infosystems which Patient Infosystems used to retire $1,000,000 of its credit facility.

On January 9, 2006, Wells Fargo Bank Iowa, N.A. terminated the Patient Infosystems line of credit and released the security pledged by Patient Infosystems and the guarantees maintained by Dr. Schaffer and Mr. Pappajohn.

Long-Term Debt - Long-term debt, including the lines of credit:

	As of December 31,
	2005	2004
Unsecured obligation acquired with CBCA Care Management	$ 134,473	$ -
Secured line of credit at index rate payable to Wells Fargo Bank,
maturing July 2006		7,000,000
Total debt	134,473	7,000,000
Less current portion	(134,473)	-
Total long term debt	$ -	$ 7,000,000

4.

INCOME TAXES

There was no income tax expense for the years ended December 31, 2005 and 2004.

Income tax expense for the years ended December 31 differed from the U.S. federal income tax rate of 34% as a result of the following:

	2005	2004
Computed "expected" tax benefit
from continuing operations	$ (1,005,000)	$ (250,000)

Change in the valuation allowance
for deferred tax assets	1,196,000	302,000

State and local income taxes at statutory rates,
net of federal income tax benefit	(117,000)	(29,000)

Other, net	(74,000)	(23,000)

Total income tax expense	$ -	$ -

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities at December 31, are presented below.

Deferred income tax assets	2005	2004
from continuing operations:

Accounts receivable, principally due
to allowance for doubtful accounts	$ 13,000	$ 26,000
Deferred revenue	24,000	108,000
Compensation	90,000	173,000
Net operating loss carryforwards	14,899,000	13,575,000
Tax credit carryforwards	75,000	75,000
Amortization of intangibles	185,000	154,000
Other	88,000	-
Total gross deferred income tax assets	15,374,000	14,111,000

Less valuation allowance	(15,126,000)	(13,930,000)

Net deferred income tax assets	248,000	181,000

Deferred income tax liabilities:

Property and equipment, principally due to
differences in depreciation and amortization	(66,000)	(50,000)
Goodwill-CMI	(64,000)	(46,000)
Other	(118,000)	(85,000)
Total gross deferred income tax liability	(248,000)	(181,000)

Net deferred income taxes	-	-

Management of Patient Infosystems has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets. The valuation allowance reduces deferred tax assets to zero, which represents management’s best estimate of the amount of such deferred tax assets that more likely than not will be realized.

F-16

At December 31, 2005 Patient Infosystems has net operating loss carryforwards of approximately $37,265,000, which are available to offset future taxable income, if any, which begin to expire in 2010. Patient Infosystems also has tax credit carryforwards for federal income tax purposes of approximately $75,000, which are available to reduce future federal income taxes, if any, which begin to expire in 2010. These loss and tax credit carryforwards may be subject to limitation by certain sections of the Internal Revenue Code relating to ownership changes.

5.	PREFERRED STOCK

On March 31, 2000, Patient Infosystems completed a private placement of 100,000 shares of newly issued Series C 9% Cumulative Convertible Preferred Stock (“Series C Preferred Stock”), raising $1,000,000 in total proceeds. These shares can be converted at any time by the holder into common stock at a rate of 8 shares of common stock to 1 share of Series C Preferred Stock. In 2003, this rate changed to 10 shares of common stock to 1 share of Series C Preferred Stock. Each share of Series C Preferred Stock has voting rights equivalent to 10 shares of common stock. During 2004, 25,000 shares of Series C Preferred Stock were converted into 250,000 shares of Patient Infosystems' common stock at the request of the holders. As of December 31, 2005 Patient Infosystems has accrued $9,202 of dividends in arrears, which are payable to the Series C stockholders.

During 2003 Patient Infosystems issued a total of 301,582 shares of Series D 9% Cumulative Convertible Preferred Stock (“Series D Preferred Stock”) in connection with certain borrowings during 2003. In accordance with APB Opinion No. 14, a portion of the cash received totaling $2,143,120 was allocated to the preferred stock resulting in a debt discount in the same amount, which was fully amortized by December 31, 2003. Additionally, a beneficial conversion feature has arisen since the value recorded for the preferred stock, which is convertible into common stock, is less than the fair market value of the common stock totaling $5,177,458. While the resulting beneficial conversion feature totals $3,034,338, Patient Infosystems can only record a beneficial conversion equal to the value of the preferred stock recorded, $2,143,120. Such amount is reflected in the net loss attributable to the common stockholders for the year ended December 31, 2003 because the preferred stock is immediately convertible into Patient Infosystems' common stock. As of December 31, 2005, Patient Infosystems has accrued $130,795 of dividends in arrears, which are payable to the Series D stockholders.

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

On January 25, 2006, all shares of Series C Preferred Stock and Series D Preferred Stock were converted into shares of the Company’s common stock.

7.	STOCK OPTIONS AND WARRANTS

Patient Infosystems has an Employee Stock Option Plan (the “Stock Option Plan”) for the benefit of certain employees, non-employee directors, and key advisors. The Stock Option Plan expired in October 2005; therefore, no further grants can be made under the Stock Option Plan. Patient Infosystems anticipates that it will establish a new incentive stock option plan during 2006 following the completion of the Merger (see Note 9). On December 23, 2004, the stockholders approved an amendment to the Stock Option Plan which (i) expanded the class of eligible participants to include nominees to the Board of Directors of Patient Infosystems and consultants engaged by Patient Infosystems and (ii) increased from 36,000 to 50,000 the number of shares of Common Stock underlying the one-time grant of a Non-Qualified Option to which non-employee directors or non-employee nominees of the Board of Directors may be entitled. On December 31, 2003, the stockholders approved an amendment to the Stock Option Plan that increased its authorized shares from 1,680,000 shares on a pre-split basis to 3,500,000 shares after giving effect to the 1-for-12 reverse stock split and increase in Patient Infosystems' overall authorized capital. Stock options granted under the Stock Option Plan may be of two types: (1) incentive stock options and (2) nonqualified stock options. The option price of such grants shall be determined by a Committee of the Board of Directors (the “Committee”), but shall not be less than the estimated fair market value of the common stock at the date the option is granted. The Committee shall fix the terms of the grants with no option term lasting longer than ten years. The ability to exercise such options shall be determined by the Committee when the options are granted. Generally, outstanding options vest at the rate of 20% per year.

Under the terms of Patient Infosystems' Amended and Restated Stock Option Plan, all outstanding options vest upon a change of control of Patient Infosystems. The merger with CCS Consolidated on January 25, 2006 constituted such a change of control.

On January 25, 2006, Patient Infosystems entered into agreements with its directors and named executive officers to cancel outstanding options held by such individuals to purchase up to an aggregate of 983,331 shares at a weighted average exercise price of $2.72 per share in exchange for fully vested warrants to purchase an aggregate of 737,500 unregistered common shares of Patient Infosystems with an exercise price of $0.95 per share.

A summary of stock option activity follows:

	Outstanding	Weighted-Average
	Options	Exercise Price
Options outstanding at December 31, 2003
after giving effect to the 1-for-12 reverse stock split	101,160	$ 9.39

Options granted during the year ended December 31, 2004
(weighted average fair value of $0.20)	1,755,000	$ 2.33

Options forfeited by holders during the year
ended December 31, 2004	(23,433)	$ 5.34

Options exercised during the year ended December 31, 2004	(83)	$ 1.08

Options outstanding at December 31, 2004	1,832,644	$ 2.68

Options granted during the year ended December 31, 2005	-	n/a

Options forfeited by holders during the year
ended December 31, 2005	(235,743)	$ 2.57

Options exercised during the year ended December 31, 2005	(162,873)	$ 2.16

Options outstanding at December 31, 2005	1,434,028	$ 2.75

Options available for grant at December 31, 2005	-

The following table summarizes information concerning outstanding and exercisable options at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life	Price	Exercisable	Price

$1.08 - $3.99	1,394,531	4.27	$ 2.33	824,895	$ 2.29

$4.00 - $9.99	12,500	4.67	$ 6.00	12,500	$ 6.00

$10.00 - $33.00	26,997	2.90	$ 22.90	26,997	$ 22.90

	1,434,028			864,392

F-19

Patient Infosystems had warrants outstanding for the purchase of 352,036 shares of common stock as of December 31, 2005 and 1,188,450 shares of common stock and 47,500 shares of Series D Preferred Stock as of December 31, 2004. Patient Infosystems valued the warrants using the Black-Scholes method and a 5 year life. The warrants issued by Patient Infosystems are as follows:

	Warrants outstanding at December 31,
	2005		2004
	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Warrants outstanding
Common Stock	352,036	$4.21	1,188,450	$1.75
Series D Preferred	-		47,500	10.00
Warrants Exercisable
Common Stock	347,036	4.24	1,147,200	1.71
Series D Preferred	-		47,500	10.00

8.	COMMITMENTS

Patient Infosystems has leases for certain equipment and office space under non-cancelable lease agreements, which expire at various dates through October 2009.

Rent expense for office space for the years ended December 31, 2005 and 2004 was $502,834 and $242,607, respectively.

At December 31, 2005 minimum annual lease payments for operating leases are as follows:

Operating
Years ending December 31,	Leases
2006	$ 439,665
2007	247,235
2008	249,446
2009	189,239
$ 1,125,585

9.	SUBSEQUENT EVENT

Merger with CCS Consolidated, Inc.: Pursuant to an Agreement and Plan of Merger dated September 19, 2005, as amended on November 22, 2005 and December 23, 2005 (as so amended, the “Merger Agreement”) by and among Patient Infosystems, PATY Acquisition Corp., a wholly-owned subsidiary of Patient Infosystems (“Merger Sub”) and CCS Consolidated, Inc. (“CCS Consolidated”), Merger Sub merged with and into CCS Consolidated (the “Merger”), and CCS Consolidated became a wholly-owned subsidiary of Patient Infosystems. The Merger closed and became effective on January 25, 2006.

As described in Item 2.01 of Patient Infosystems’ Form 8-K filed on January 31, 2006, at the closing of the Merger, Patient Infosystems issued 43,224,352 shares of its common stock to the former stockholders of CCS Consolidated. This represented approximately 64% of the issued and outstanding voting shares of CCS Consolidated upon the closing of the Merger, and as a result there was a change of control of Patient Infosystems. The Merger was approved by CCS Consolidated’s stockholders owning a majority of the outstanding voting capital stock of CCS Consolidated. Under Delaware law, no approval of the Merger by Patient Infosystems’ stockholders was required and such approval was not sought by the Patient Infosystems.

In addition, under a Stockholders Agreement entered into at the closing of the Merger, stockholders holding approximately 65% of the outstanding voting shares of Patient Infosystems’ common stock after the consummation of the Merger have agreed to vote their shares in favor of the election of John Pappajohn, a current director of Patient Infosystems, Derace Schaffer, M.D., a current director of Patient Infosystems, and three individuals designated by holders of at least a majority of the Patient Infosystems’ common stock held by the former stockholders of CCS Consolidated who are parties to the Stockholders Agreement. The three designees were Mark L. Pacala, Daniel C. Lubin and Albert S. Waxman. As provided by the Stockholders Agreement, two additional directors may be added to the Patient Infosystems’ board of directors, which individuals must be unanimously approved by the other five members of the Patient Infosystems’ board of directors. Such additional directors have not yet been appointed.

Because the Merger with CCS Consolidated will be treated as a “reverse merger” for accounting purposes, and as such the financial statements of the accounting acquirer, CCS Consolidated, will become the financial statements of Patient Infosystems as the legal acquirer, Patient Infosystems adopted March 31 as its fiscal year end, which was CCS Consolidated’s fiscal year end.

In connection with the Merger, all outstanding shares of Patient Infosystems Series C and Series D Preferred Stock were converted into shares of Patient Infosystems common stock as of January 25, 2006.

10.	QUARTERLY RESULTS (UNAUDITED)

The following is a summary of the unaudited interim results of operations by quarter:

	First	Second	Third	Fourth
Year ended December 31, 2005:
Revenues	$ 3,294,446	$ 2,671,536	$ 2,358,619	$ 2,731,925
Gross margin	803,419	609,473	509,215	920,708
Net loss - continuing operations	(362,576)	(775,754)	(1,131,211)	(687,251)
Net loss - discontinued operations	(518,496)	(678,753)	(639,551)	(582,722)
Net loss attributable to common shareholders	(1,086,907)	(1,658,246)	(1,981,221)	(1,372,243)
Net loss per common share	(0.11)	(0.16)	(0.18)	(0.10)

Year ended December 31, 2004:
Revenues	$ 2,344,427	$ 1,679,726	$ 1,967,444	$ 3,707,728
Gross margin	817,832	415,643	612,548	1,164,769
Net profit (loss) - continuing operations	19,268	(312,356)	(242,346)	(199,636)
Net loss - discontinued operations	(790,967)	(398,318)	(415,969)	(1,225,984)
Net loss attributable to common shareholders	(1,058,913)	(916,576)	(864,217)	(1,631,520)
Net loss per common share	(0.20)	(0.14)	(0.09)	(0.17)