Form 10KSB
period 2006-03-31
PATIENT INFOSYSTEMS INC
filed 2006-06-29
CIK 1017813

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended March 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the transition period from ___ to ___

Commission File Number: 0-22319

Patient Infosystems, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	16-1476509
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
12301 N.W. 39th Street Coral Springs, Florida	33065
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (954) 796-3714

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

(Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Issuer's revenue for the fiscal year ended March 31, 2006: $54.7 million.

As of June 27 2006, the aggregate market value of the voting and nonvoting common stock held by nonaffiliates of the registrant was $19 million.

As of June 27, 2006, there were 67,538,976 shares of the issuer's common stock outstanding.

PART I

Item 1.	Description of Business.

General

Patient Infosystems, Inc. (“PATY” or "Patient Infosystems") was incorporated in the State of Delaware on February 22, 1995 under the name DSMI Corp., changed its name to Disease State Management, Inc. on October 13, 1995, and then changed its name to Patient Infosystems, Inc. on June 28, 1996. Patient Infosystems’ principal executive offices are located at 12301 N.W. 39th Street, Coral Springs, Florida 33065, and its telephone number is (954) 796-3714. Patient Infosystems' Internet addresses are www.careguide.com and www.ptisys.com. PATY became a public company on December 26, 1996 upon the consummation of its initial public offering. Patient Infosystems' common stock is traded on the Over-The-Counter Bulletin Board under the stock ticker symbol PATY.

On December 31, 2003, PATY acquired the assets of American Caresource Corporation and formed American Caresource Holdings, Inc. (“ACS”) to operate those assets. ACS provided ancillary benefits management services, including a network of ancillary specialty providers and value-added services that assisted PATY’s clients in controlling the cost of a range of ancillary medical services. On September 22, 2004, PATY acquired 100% of CBCA Care Management, Inc. ("CMI"), a New York corporation. CMI provides utilization management and case management services which are part of the Care Team Connect for Health product.

On December 16, 2005 PATY distributed approximately 12 million shares of ACS common stock as a dividend to its stockholders and retained approximately 300,000 shares (the “ACS Spin-off”). PATY distributed one share of common stock of ACS for every two shares of PATY stock owned as of the record date of November 8, 2005. Following the ACS Spin-off, ACS became an independent public company with its own management and board of directors. Two of the directors of PATY, John Pappajohn and Derace Schaffer, M.D., also serve as directors of ACS.

Pursuant to an Agreement and Plan of Merger dated September 19, 2005, as amended on November 22, 2005 and December 23, 2005 (as so amended, the “Merger Agreement”) by and among PATY, PATY Acquisition Corp., a wholly-owned subsidiary of PATY (“Merger Sub”) and CCS Consolidated, Inc. (“CCS Consolidated”), Merger Sub merged with and into CCS Consolidated (the “Merger”), and CCS Consolidated became a wholly-owned subsidiary of PATY. The Merger closed and became effective on January 25, 2006. PATY and its subsidiaries collectively do business under the name “CareGuide”. PATY's board of directors has approved an amendment to its certificate of incorporation to change its name to "CareGuide, Inc.," which amendment has not been approved by the stockholders.

As described in Item 2.01 of PATY’s Form 8-K filed on January 31, 2006, at the closing of the Merger, PATY issued 43,224,352 shares of its common stock to the former stockholders of CCS Consolidated. This represented approximately 64% of the issued and outstanding voting shares of PATY upon the closing of the Merger, and as a result there was a change of control of PATY.

In addition, under a Stockholders Agreement entered into at the closing of the Merger, stockholders holding approximately 65% of the outstanding voting shares of PATY common stock after the consummation of the Merger have agreed to vote their shares in favor of the election of John Pappajohn, a director of PATY prior to the Merger, Derace Schaffer, M.D., a director of PATY prior to the Merger, and three individuals designated by holders of at least a majority of the PATY common stock held by the former stockholders of CCS Consolidated who are parties to the Stockholders Agreement. The three new directors appointed after the Merger were Mark L. Pacala, Daniel C. Lubin and Albert S. Waxman, Ph.D. As provided by the Stockholders Agreement, two additional directors may be added to the PATY board of directors, which individuals must be unanimously approved by the other five members of the PATY board of directors. These additional directors have not yet been appointed.

Because the Merger between CCS Consolidated and PATY was treated as a “reverse merger” for accounting purposes, the financial statements of the accounting acquirer, CCS Consolidated, became the historical financial statements of PATY. The legal acquirer, PATY, adopted CCS Consolidated’s fiscal year end of March 31st as its fiscal year end. The financial statements included in this annual report as of and for the year ended March 31, 2005 are those of CCS Consolidated only. The balance sheet included in this annual report as of March 31, 2006 is a consolidated balance sheet of PATY and its subsidiaries after the Merger. The statement of operations and the statement of cash flows for the year ended March 31, 2006 included in this annual report include the operations of CCS Consolidated only for the period from April 1, 2005 to January 24, 2006 and include the combined operations of PATY and its consolidated subsidiaries, including CCS Consolidated, for the period beginning with the merger completion date of January 25, 2006 through March 31, 2006.

Unless otherwise noted, the terms “CareGuide”, the “Company”, "we", "us" or "our" used in this annual report refer to the combined operations of PATY and its subsidiaries as of the date of this annual report.

Business of CareGuide

CareGuide is a national disease and healthcare management company that provides a full range of healthcare management services to health plans, work/life benefits companies, government entities, and self-funded employers to help them reduce health care costs while improving the quality of care for members. The Company believes that the steadily rising cost of healthcare for employers, increasing demands on Medicare and Medicaid funding that are outpacing resources, and an emerging interest in healthcare technology and disease management services by the federal government and large insurers creates a fertile environment for its business model.

CareGuide brings to its partnerships with private and government payors a highly specialized infrastructure and multi-disciplinary clinical care management staff to reduce the overall costs of care through identifying individuals at risk for hospitalization and other high cost services, developing care management plans centered around self-management, and ensuring that the most appropriate services are utilized. CareGuide’s approach to care management is holistic in nature, recognizing that factors other than physical maladies contribute to an individual’s well-being. By providing comprehensive medical and psychosocial care management services for the highest-risk, medically complex members, CareGuide enables customers to realize lower health care costs, while optimizing the quality of care and satisfaction of members.

A fundamental belief of the Company is that technology, combined with a personal touch, is an essential component of providing the most effective and efficient care management services. To that end, the Company is developing an integrated clinical information technology platform that it believes will lead to the next generation of care management services. Today, the Company utilizes technology to predict members at risk for high utilization of medical services, to guide its disease management, care management, and nurse help line interventions, and to communicate with members via remote monitoring devices.

CareGuide strives to individualize and tailor every intervention to the specific needs of the individual. In doing so, our goal is to minimize unnecessary intrusiveness, maximize efficiency through the use of technology, and reserve the highest intensity care management services for those individuals who have or are about to have high medical needs and can benefit from our assistance. We recognize the need to use different channels to reach and help different members.

Products and Services

Our suite of care management products are marketed under the label Care Team Connect™. The name stems from our objective of connecting all of the members of the patient’s care team, including the family, primary care physician, other providers, and community resources. We believe that the orchestration of the various interventions, with the patient empowered to be in the lead, results in better healthcare outcomes.

Each Care Team Connect product is designed to independently yield value for clients, and additional value can be achieved by combining Care Team Connect products. Combining products yields an integrated approach to health and care management, which facilitates timely communication and coordination among patients, providers and payors. This successful care management strategy offers payors many opportunities for reducing costs and improving patient outcomes.

Care Team Connect™ includes the following:

•

Population analysis and identification. CareGuide provides comprehensive medical and pharmaceutical claims analysis that includes the administration of proprietary algorithms to identify patients with chronic disease and other high risk illnesses and conditions. We are then able to stratify individuals by level of risk for high resource utilization. This product supports the other products that follow.

•

Continuous Care Management (CCM). A principal service for CareGuide is the management of high-risk/high-need/high-cost populations. We believe that CareGuide is able to deliver substantial cost savings for its clients by preventing hospital admissions and readmissions among the most complex and chronically ill members. These members account for a disproportionate share of medical spending, with a much higher number of hospitalizations and episodes of emergency care than the rest of the general population. Our focus is typically on only 0.5% to 6% of a plan’s membership, who are usually suffering from many illnesses simultaneously, are frail and elderly, and often have non-medical concerns as well that contribute to poor health outcomes and high costs.

CCM features evidence-based and physician-guided care management planning, remote monitoring technology, a network of skilled nursing facilities and home health providers, and a national network of specialized care managers, who provide face-to-face and in-home member assessments and care management interventions. Designed for patients with multiple co-morbidities, CCM involves the management of the full range of medical and psychosocial conditions affecting a patient, using preventative care management before, during and after a post-acute episode.

By focusing on patients with complex medical profiles who generate the majority of health care costs, CareGuide’s strategy combines the use of lower cost care delivered outside the hospital with intensive patient-focused care management interventions to reduce the number of high cost hospitalizations and maximize an individual’s health status and independence.

•

Disease management services. The Company’s disease management services are provided for individuals with a diagnosis of asthma, diabetes, coronary heart disease, hypertension, and congestive heart failure. These services are comprehensive in approach, focusing on both the medical and behavioral aspects of chronic health care management. The programs involve clinical assessments and the provision of information on self-care, medication and treatment adherence. Through monitoring and on-going assistance, they empower the participants to become more proficient and proactive in managing their disease or condition. By including 24-hour access to our nurse help line, participants have accessible resources for questions or issues that arise with their disease. The long-term goal of the disease management services is a judicious use of health care resources through health care education, as well as reinforcement of the provider’s treatment plan.

Our disease management programs are based on nationally recognized treatment guidelines for each disease state. The programs provide condition-specific assessment, support and education with behavior-based interventions according to the patient’s identified risk level. Each of the Company’s chronic condition management programs is continuously reviewed and updated to assure that these programs reflect current knowledge and best practices in clinical management.

•

Utilization management/care management services. CareGuide has designed its care management services to ensure that participants receive high quality medical care at the best possible price at the proper time and for the appropriate duration. The programs assist in avoiding unnecessary expenditures with an objective, information-intensive approach that combines clinical judgment with accepted practice patterns. Care management services comply with Utilization Review Accreditation Commission (“URAC”) standards and are further developed to ensure compliance with the legislative requirements of the states in which utilization review functions are performed.

While the Company is experienced in and adept at reviewing and authorizing all levels of care along the continuum of inpatient to outpatient treatment, we believe that we have developed a particular expertise in managing the post-acute continuum of services, including skilled nursing care, acute rehabilitation, home healthcare, and home infusion. In managing post-acute care, CareGuide incorporates elements of its Continuous Care Management program, including post-hospital discharge planning, care management planning, and follow-up with patients in order to reduce the number of readmissions to the hospital. Because of this specialization and our actuarial experience in the post-acute arena, CareGuide is able to assume claims risk in its contracts to provide these services.

•

CareGuide@Home. CareGuide@Home is a national care management program that features CareGuide’s national specialized care manager network to provide in-home assessments, comprehensive care plans and hands-on assistance to access community-based supportive services for homebound seniors and their families and caregivers. Clients for this program include national health plans, employee assistance programs and work-life companies.

•

Nurse Help Line. The Nurse Help Line is a triage, advice, referral and health-counseling service that provides individuals with around-the-clock access to registered nurses. Our nurses use algorithm-based assessment tools to recommend specific responses to medical issues and have access to provider and/or network information to direct individuals to medical resources as necessary. The Nurse Help Line provides users with information about specific health problems or answers to their health-related questions. CareGuide’s use of nationally recognized clinical algorithms allows it to assist callers in determining the most cost-effective options for acute care treatment and has effectively been able to reduce the use of emergency rooms and after-hours physician contact. Through the Nurse Help Line, individuals may also be identified for referral into disease management or care management services. The Nurse Help Line is operated from the Company’s URAC accredited call center.

InnovaCare: Provider innovation and improvement support

The Company, through its InnovaCare division, provides consulting and technical services to federally qualified health centers and other providers who wish to enhance their disease and care management services. These services include the following:

•

Population Health Disease Management Systems and Strategies. The Company provides technical assistance to the health centers relative to management of chronic disease. This includes organizations such as the federal government, health plans, state primary care associations, and the National Association of Community Health Centers.

•

Learning Organization Services. The Company serves as a teaching organization promoting improvement in care delivery systems. This includes logistics support for learning sessions, training, recruitment, development and support of faculty, subject matter experts in key topics, training in improvement methods and knowledge management of best practices. Topics include chronic disease management, idealized clinical practice design and the business case for planned care. The Company collaborates with the Institute for Healthcare Improvement on such initiatives.

•

Technical assistance. The Company assists with the development of clinical registries used to more effectively manage patients with chronic disease. The Company’s services include (i) project management and implementation of a patient registry for federally qualified health centers through a national initiative known as the Health Disparities Collaboratives and (ii) technical assistance in web-based reporting applications for clinical outcomes. This project is administered as a subcontract through the Institute for Healthcare Improvement.

Customers and Sales and Marketing

CareGuide employs a sales team that markets its Care Team Connect products to organizations that pay for health care services on behalf of members, employees or beneficiaries. These organizations include health insurance companies, managed care organizations, government entities, third party administrators (TPAs), health and welfare funds organized under the Taft-Hartley Labor Act, purchasing coalitions, self-funded employer groups, and work-life companies. CareGuide also uses third-party consulting services in addition to its employed sales team.

The Company also has agreements in place with several organizations to co-market the Company’s products and services. Agreements are in place with Loge Group, LLC, (formerly CBCA), Gilsbar, CHA Health, POMCO, A&I Benefit Plan Administrator, ppoNext, and Kelly & Associates Insurance Group, Inc. These organizations provide professional benefit administrator services, third-party administrator services, and/or preferred provider services to health plan sponsors, employers, and Taft-Hartley funds. These agreements permit either company in the relationship to co-market and subcontract for the services of the other company.

For the years ended March 31, 2006 and 2005, approximately 28% and 68%, respectively, of CareGuide’s revenues were earned under contracts with affiliates of a single company, Health Net, Inc. In addition, during the years ended March 31, 2006 and 2005, approximately 61% and 28% of CareGuide’s revenues were earned under contracts with Aetna Health Plans. Effective as of January 2006, CareGuide signed a transition agreement with Health Net which resulted in the reduction of services by CareGuide to Health Net through April 30, 2006, after which time the contract with Health Net was terminated.

Competition

The healthcare industry and the market for healthcare management and healthcare information products is highly competitive and subject to continuous change in the manner in which services are provided. Other entities, whose financial, research, staff, and marketing resources may exceed the Company’s resources, are marketing care management and disease management services or have announced an intention to offer such services. These entities include disease management companies, specialty healthcare companies, major pharmaceutical companies, healthcare organizations, independent care management organizations, provider groups, pharmacy benefit management companies, healthcare information system and software vendors, and other entities that provide services to health plans, self-insured employers, government agencies and other organizations mentioned above. Many of these competitors have substantial installed customer bases in the health care industry and the ability to fund significant product development and acquisition efforts. The Company also competes against other companies that provide statistical and data management services, including clinical trial services to pharmaceutical companies. In addition, many payor organizations, including health plans, have internal network development and medical case management staff who provide services similar to those provided by the Company. Many of the Company’s competitors have significantly greater financial resources, and these companies also compete with the Company in recruiting and retaining qualified personnel. The Company’s failure to compete effectively could have a material adverse affect on its business.

The Company believes it has advantages over some of its competitors because of the comprehensive clinical nature of its product offerings, its established reputation for providing care to elderly enrollees and enrollees with chronic diseases, its hands-on approach, its ability to manage many diseases simultaneously, and the financial and medical outcomes of its programs; however, the Company cannot assure you that it can compete effectively with these companies.

Consolidation has been, and may continue to be, an important factor in all aspects of the healthcare industry, including the health and care support sector. While the Company believes the size of its customers and membership base provides it with the economies of scale to compete even in a consolidating market, the Company cannot assure you that it can effectively compete with companies formed as a result of industry consolidation or that it can retain existing customers if they are acquired by other health plans which already have or are not interested in health and care support programs.

Government Regulation

The healthcare industry, including our current business, is subject to extensive regulation by both the Federal and state governments. A number of states have extensive licensing and other regulatory requirements applicable to companies that provide healthcare services. Additionally, services provided to health benefit plans in certain cases are subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended, and may be affected by other state and Federal statutes. Generally, state laws prohibit the practice of medicine and nursing without a license. Many states interpret the practice of nursing to include health teaching, health counseling, the provision of care supportive to, or restorative of life and well being, and the execution of medical regimens prescribed by a physician. Accordingly, to the extent that we assist providers in improving patient compliance by publishing educational materials or providing behavior modification training to patients, such activities could be deemed by a state to be the practice of medicine or nursing. Although we have not conducted a survey of the applicable law in all 50 states, we believe that we are not engaged in the practice of medicine or nursing. There can be no assurance, however, that businesses such as ours will not be challenged as engaging in the unlicensed practice of medicine or nursing. If such a challenge were made successfully in any state, we could be subject to civil and criminal penalties under such state’s law and could be required to restructure our contractual arrangements in that state. Such results, or the inability to successfully restructure our contractual arrangements, could have a material adverse effect on our operations.

We and our customers may also be subject to Federal and state laws and regulations that govern financial and other arrangements among healthcare providers. These laws prohibit certain fee splitting arrangements among healthcare providers, as well as direct and indirect payments, referrals or other financial arrangements that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. Possible sanctions for violation of these restrictions include civil and criminal penalties. Criminal penalties range from misdemeanors, which carry fines of not more than $10,000 or imprisonment for not more than one year, or both, to felonies, which carry fines of not more than $25,000 or imprisonment for not more than five years, or both. Further, criminal violations may result in permanent mandatory exclusions and additional permissive exclusions from participation in Medicare and Medicaid programs.

Regulation in the health care field is constantly evolving. We are unable to predict what government regulations, if any, affecting our business may be promulgated in the future. Our business could be materially adversely affected by the failure to obtain required licenses and governmental approvals, comply with applicable regulations or comply with existing or future laws, rules or regulations or their interpretations.

Certain of our subsidiaries are licensed to take risk in certain states. These subsidiaries must meet certain minimum capital and surplus tests as well as file quarterly and annual filings with regulatory and state authorities. If one of these subsidiaries does not remain in compliance with the statutory requirements, it is possible that the regulating authorities could impose greater restrictions on the subsidiary, including requiring additional cash deposits, additional reporting requirements and the potential revocation of licenses, each of which could have a materially adverse impact on our results of operations, liquidity and financial condition.

Employees

As of June 27, 2006, we had 193 full time and 29 part-time employees. None of our employees is represented by a union, and we are not aware of any activities seeking such organization. We consider our relations with our employees to be good.

RISK FACTORS

Forward-Looking Statements

When used in this and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases “will likely result,” “expects,” “plans,” “will continue,” “is anticipated,” “estimated,” “project,” or “outlook” or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

An investment in the Company’s common stock is speculative in nature and involves a high degree of risk. No investment in the Company’s common stock should be made by any person who is not in a position to lose the entire amount of such investment.

Risks related to the Company's Business

The Company has a history of operating losses, and such losses may continue in the future due to continued limited patient enrollment.

The Company has incurred losses in the last several fiscal years. The Company reported net losses attributable to common stockholders of $2.1 million and $6.6 million for the years ended March 31, 2006 and 2005, respectively. Our ability to operate profitably is dependent upon our ability to develop and market our products in an economically successful manner. To date, the Company has been unable to do so. No assurances can be given that we will be able to ever operate profitably in the future.

Our prospects must be considered in light of the numerous risks, expenses, delays and difficulties frequently encountered in an industry characterized by intense competition, as well as the risks inherent in the development of new programs and the commercialization of new services particularly given our failure to date to operate profitably.

We will require significant working capital to continue to operate our business.

We currently believe that our resources will be sufficient to operate our business for at least the next twelve months. As with any forward-looking projection, and because the merger of Patient Infosystems with CCS Consolidated involves numerous issues relating to the logistics of merging two previously separate operating businesses, no assurances can be given that our working capital will be adequate to meet our needs or that we will be able to raise either the required working capital through the sale of our securities or by borrowing any additional amounts needed. Sales of securities or additional borrowings may place a significant strain upon the market price of our common stock. If we are unable to identify additional sources of capital, we would likely be forced to curtail our operations. Moreover, if we raise additional financing through the sale of our equity securities, any stock that we issue may be dilutive to our existing stockholders and result in material adverse changes to earnings per share. In addition, any debt financing we incur may impose significant financial and/or operating restrictions on us. As a result, the value of outstanding shares of our common stock could decline.

If we do not manage our growth successfully, our growth may slow, decline or stop, and we may never become profitable.

If we do not manage our growth successfully, our growth may slow or stop, and we may never become profitable. We have expanded our operations rapidly and plan to continue to expand, particularly in connection with the merger of Patient Infosystems with CCS Consolidated. This expansion has created significant demands on our administrative, operational and financial personnel and other resources. Additional expansion in existing or new markets could strain resources and increase the need for capital. Our personnel, systems, procedures, controls and existing space may not be adequate to support further expansion. In addition, because our business strategy emphasizes growth, the failure to achieve our stated growth objectives or the growth expectations of investors could cause our stock price to decline.

Our products and services may not be accepted in the marketplace.

In connection with the commercialization of our health information system, we are marketing services designed to link patients, health care providers and payors in order to provide specialized disease management services for targeted chronic diseases. However, at this time, services of this type have not gained general acceptance from our customers. This is still perceived to be a new business concept in an industry characterized by an increasing number of market entrants who have introduced or are developing an array of new services. As is typical in the case of a new business concept, demand and market acceptance for newly introduced services are subject to a high level of uncertainty, and there can be no assurance as to the ultimate level of market acceptance for our system, especially in the health care industry, in which the containment of costs is emphasized. Because of the subjective nature of patient compliance, we may be unable, for an extensive period of time, to develop a significant amount of data to demonstrate to potential customers the effectiveness of our services. Even after such time, no assurances can be given that our data and results will be convincing or determinative as to the success of our system. There can be no assurance that increased marketing efforts and the effective implementation of our strategies will result in market acceptance for our services or that a market for our services will develop or not be limited.

Our agreements with our customers may be terminated by our customers on relatively short notice.

Our current services agreements with our customers generally automatically renew but may be terminated by those customers without cause upon notice of between 30 and 90 days. In general, customer contracts may include significant performance criteria and implementation schedules for us. Failure to satisfy such criteria or meet such schedules could also result in termination of the agreements.

The success of our programs is highly dependent on the accuracy of information provided by patients.

Our ability to monitor and modify patient behavior and to provide information to health care providers and payors, and consequently the success of our disease and care management systems, is dependent upon the accuracy of information received from patients. We have not taken and do not expect to take, specific measures to determine the accuracy of information provided to us by patients regarding their medical histories. No assurance can be given that the information our patients provide us will be accurate. To the extent that patients have chosen not to comply with prescribed treatments, such patients might provide inaccurate information to avoid detection. Because of the subjective nature of medical treatment, it will be difficult for us to validate or confirm any such information. In the event that patients enrolled in our programs provide inaccurate information to a significant degree, we would be materially and adversely affected. Furthermore, there can be no assurance that our patient interventions will be successful in modifying patient behavior, improving patient health or reducing costs in any given case. Many potential customers may seek data from us with respect to the results of its programs prior to retaining us to develop new disease management or other health information programs. Our ability to market our system to new customers may be limited if we are unable to demonstrate successful results for our programs.

Our operating results have fluctuated in the past and could fluctuate in the future.

Our operating results have varied in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. These factors include:

•	volume and timing of sales;

•	rates at which customers implement disease and care management and other health information programs within their patient populations;

•	impacts of substantial divestitures and acquisitions;

•	loss or addition of customers and referral sources;

•	seasonal fluctuations in healthcare utilization;

•	investments required to support growth and expansion;

•	changes in the mix of products and customers;

•	changes in healthcare reimbursement policies and amounts;

•	increases in direct sales costs and operating expenses;

•	increases in selling, general and administrative expenses;

•	increased or more effective competition; and

•	regulatory changes.

Any of the above could have a material adverse impact on our business, prospects, results of operations or financial condition.

Our business is dependent on data processing and transmission capabilities.

Our business is dependent upon its ability to store, retrieve, process and manage data and to maintain and upgrade our data processing capabilities. Interruption of data processing capabilities for any extended length of time, loss of stored data, programming errors, other computer problems or interruptions of telephone service could have a material adverse effect on our business.

Any inability to adequately protect our intellectual property could harm our competitive position.

We consider our methodologies, processes and know how to be proprietary. We seek to protect our proprietary information through confidentiality agreements with our employees. Our policy is to have employees enter into confidentiality agreements that contain provisions prohibiting the disclosure of confidential information to anyone outside of the company. In addition, the policy requires employees to acknowledge, and, if requested, assist in confirming our ownership of any new ideas, developments, discoveries or inventions conceived during employment, and requires assignment to us of proprietary rights to such matters that are related to our business. There can be no assurance that the steps we take to protect our intellectual property will be successful. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate our competitive advantage.

Acquisitions may cause integration problems, disrupt our business and strain our resources.

In the past, we have made business acquisitions, including the recent merger between CCS Consolidated and Patient Infosystems. In addition, we may make additional acquisitions in the future. Our success will depend, to a certain extent, on the future performance of these acquired business entities. These acquisitions, either individually or as a whole, could divert management attention from other business concerns and expose us to unforeseen liabilities or risks associated with entering new markets and integrating those new entities. Further, the integration of these entities may cause us to lose key employees or key customers. Integrating newly acquired organizations and technologies could be expensive and time consuming and may strain resources. Consequently, we may not be successful in integrating these acquired businesses or technologies and may not achieve anticipated revenue and cost benefits.

If our actual financial results vary from any publicly disclosed forecasts, our stock price could decline materially.

Our actual financial results might vary from those that we anticipate, and these variations could be material. Publicly disclosed forecasts reflect numerous assumptions concerning expected performance, as well as other factors, which are beyond our control, and which might not turn out to have been correct. Although we believe that the assumptions underlying the projections are reasonable, actual results could be materially different, and to the extent actual results are materially different, our stock price could be materially adversely impacted.

We will be required to incur significant monetary penalties as a result of delays in registering the resale of shares sold in our 2005 PIPE offering.

During the months of October and December 2005, we issued an aggregate of 3,588,562 shares of our common stock in a private placement (the “PIPE”), at an average price of $3.49 per share for gross proceeds of approximately $12.5 million. After paying related commissions and other offering costs, the net proceeds of the PIPE were approximately $10.8 million. The Company used $6.0 million of the net proceeds to retire its debt obligations under a credit facility in full. Pursuant to the terms of the PIPE, we are obligated to register the resale of the shares sold in the PIPE on behalf of the investors. Under the terms of the PIPE, we will incur financial penalties of 1% of the gross proceeds (approximately $120,000) per month because the effective date of the registration statement relating to these shares has been delayed past March 1, 2006, and such penalties will accrue until such time as the registration statement is declared effective or the shares are transferable under Rule 144.

The Company filed a registration statement with the Securities and Exchange Commissions (“SEC”) on Form SB-2 in May, 2006 to register the PIPE shares. This registration statement has not yet been declared effective by the SEC, although we expect it to be declared effective shortly after the filing of this annual report. Any further delays in the effectiveness of the registration statement could have a material adverse impact on our financial condition and liquidity position.

The sale of shares of our common stock during October 2005 may be treated as the offer and sale of ACS common stock using a non-conforming prospectus under the Securities Act for which there may be potential liability.

As part of the PIPE described in the immediately preceding risk factor, in October 2005, we sold, in a private placement to accredited investors, 3,411,512 shares of our common stock from which we received gross proceeds of approximately $12.0 million. Prior to the merger with CCS Consolidated, Patient Infosystems effected a spin-off of its subsidiary, American Care Source, Inc. (“ACS”). The purchasers of the PIPE shares received shares of common stock of ACS as a result of the spin-off of ACS. To the extent that the investors in the private placement received shares of common stock of ACS in the spin-off, it may be asserted that shares of ACS common stock were offered and sold as part of the PIPE. Because the registration statement relating to the spin-off had been filed with the SEC prior to the date of the PIPE, it could therefore also be asserted that the PIPE might have been conducted using a non-conforming prospectus under the Securities Act. As a result, investors in the PIPE could assert a claim against Patient Infosystems with respect to the sale of the ACS shares. We cannot determine whether any such claim would be valid or whether or not, or to what extent, damages could in fact be successfully asserted. There can be no assurance that we would have sufficient resources to satisfy any successful claim or that, even if it did, the damages and associated costs would not have a material adverse effect on our financial condition.

The Company depends on payments from customers, and cost reduction pressure on these entities may adversely affect our business and results of operations.

The healthcare industry in which the Company operates currently faces significant cost reduction pressures as a result of constrained revenues from governmental and private revenue sources and increasing underlying medical care costs. We believe that these pressures will continue and possibly intensify.

The Company’s services are geared specifically to assist its customers in controlling the high costs associated with the treatment of chronic diseases; however, the pressures to reduce costs in the short term may negatively affect its ability to sign and/or retain contracts. In addition, this focus on cost reduction may cause its customers to focus on contract restructurings that reduce the fees for services rendered by the Company. These financial pressures could have a negative impact on our operations.

The Company has a limited number of customers, a few of which have accounted for a substantial portion of its business.

During the years ended March 31, 2006 and 2005, 89% and 96%, respectively, of the Company’s revenues were concentrated in two customers, Health Net, Inc. and Aetna Health Plans. The contract between the Company and Health Net has been terminated, and the Company’s services to Health Net generally ceased as of April 30, 2006. While we believe that the Health Net contract was not a profitable contract to the Company and that the termination of the Health Net contract will not adversely impact our profitability, if we are not able to execute contracts with new customers to replace Health Net, our revenues will be adversely affected. In addition, there is no guarantee that Aetna will continue to purchase the Company’s services at prior levels. If the Company does not generate as much revenue from its major customers as is currently expected, or if the Company loses Aetna as a customer, its results of operations would be materially adversely impacted.

The Company’s contract with Health Net has been terminated, which will result in a material reduction in revenues.

Prior to May 1, 2005, the Company’s contract with Health Net, Inc. provided for the Company’s acceptance of risk in the states of Connecticut, New York and New Jersey. Effective May 1, 2005, the contract related to the business in the State of Connecticut was converted from a risk basis to an administrative services only, or ASO, basis, necessitated by a change in insurance regulations. The conversion of this contract resulted in a decrease in revenue by approximately $2 million per month. Subsequently, on February 14, 2006, the Company signed a transition agreement with Health Net that was effective as of January 1, 2006 and resulted in the reduction of services to Health Net through April 30, 2006, after which time the contract was terminated. As part of the transition, the risk contracts for the states of New York and New Jersey were also converted to ASO contracts effective as of January 1, 2006. During the fiscal years ended March 31, 2006 and 2005, the Company’s contracts with Health Net represented approximately 28% and 68%, respectively, of its total revenues.

As the Health Net contracts were not profitable to the Company, we do not believe that our net income will be adversely impacted by their termination, even though the Company’s revenues will be significantly reduced as a result of the

Health Net transition. However, there can be no guarantee that the termination of the Health Net contracts will not have a material adverse impact on our results of operations.

Reconciliations under the Company’s contract with Aetna could result in additional cash to be paid by it or result in less cash to be paid to the Company by Aetna than originally estimated.

The Company’s contracts with Aetna Health Plans contain provisions whereby Aetna pays a portion of the claims and the Company pays the remainder, even though the Company recognizes all of the revenue and all of the claims expense. The Company records a net receivable each month equal to the net of the portion of the revenues and the estimated claims paid by Aetna. Reconciliations are to be performed for each contract quarter within eight months after the end of each contract quarter, but these reconciliations are still incomplete to date. During December 2005, the Company received a reconciliation regarding one of the two contracts for the year ending December 31, 2004, which estimated that the Company owes approximately $350,000 for this period. While no assurances can be given, we believe that the current calculation may be overstated in certain respects, and the reconciliation has not been finalized. Additionally, the reconciliations for 2005 have not been completed. In the event any reconciliation results in a determination that the sum of actual paid claims by Aetna plus the Company’s margin exceeds the amount of revenue retained by Aetna, the Company would be required to pay additional cash to Aetna. Such a result could have an adverse impact on our financial position, results of operations, and cash flows.

A majority of the Company’s revenues come from risk contracts. The claims on these risk contracts are paid over time and the actual claims made may exceed the estimated claim liabilities.

As of March 31, 2006, the Company had approximately $8.3 million of claim reserve liabilities. To fund these claim liabilities, the Company had operating and restricted cash of approximately $13.3 million and accounts receivable of approximately $3.9 million at such date. These claim liabilities will be paid out over several months, and the actual claims made may exceed the estimated claim reserve liabilities. If this were to occur, we would need additional cash and would incur charges to earnings that could have a material adverse impact on our results of operations. Additionally, there may be shortfalls in cash from time to time as the timing of the claim payments may be in contrast with the collections of the accounts receivable. If this were to occur, we would be required to locate additional sources of working capital, and there can be no assurance that it would be able to do so on favorable terms or at all.

The Company’s inability to perform well under its contracts could have a material adverse effect on its business and results of operations.

Our growth strategy for the Company focuses on developing health and care support programs to address chronic diseases and medical conditions as well as the overall health of all enrollees of a health plan. While the Company has considerable experience in health and care support programs with a broad range of medical conditions, any new or modified programs will involve inherent risks of execution. If the Company does not perform well under its contracts, or if one or more of its customers perceive that it does not perform adequately, the Company’s business reputation and its results of operations could be materially adversely impacted.

An unfavorable outcome related to the Company’s dispute with Oxford Health Plans may result in additional liabilities and could result in additional reductions in cash.

The Company is currently disputing amounts owed under its contract with Oxford Health Plans. Oxford has drawn on a $500,000 letter of credit that was placed under the contract and is claiming that the Company owes Oxford an additional $1 million in addition to replenishing the letter of credit. The Company believes that Oxford owes the Company approximately $180,000. The Company received a letter from Oxford dated October 25, 2005 indicating that Oxford has submitted the matter to the American Health Lawyers Association for binding arbitration, seeking to compel the subsidiary to replenish the letter of credit in the amount of approximately $1.5 million and to pay Oxford approximately $1.0 million. The Company has filed counterclaims against Oxford for amounts that the Company contends are owed by Oxford under the agreement. An arbitration hearing was commenced in June 2006 and has been continued until July 2006. We are vigorously defending against Oxford’s claims although there can be no assurance that we will be able to resolve this matter favorably. Management's best estimate of the liability to settle this dispute was recorded as a liability as of March 31, 2006.

The profitability of certain of the Company’s contracts is dependent upon the type and number of cases that it processes.

The Company has entered into a service agreement with a health plan under which it assists the plan with complex care management services for its customers in exchange for a fee. The profitability of the contract is dependent upon the number of cases that meet certain criteria for referral to the Company and agree to receive the service. Although the contract currently generates a sufficient volume of cases to make the contract profitable, if the contract fails to continue to do so in the future, the fixed costs incurred to service this contract could exceed the revenue generated from the caseload. There can be no assurance that this contract will continue to generate the required level of revenue to make the contract profitable and, if it fails to do so, this could have a material adverse impact on our results of operations and financial condition.

The Company’s revenues are subject to seasonal pressure from the disenrollment processes of its contracted health plans.

Employers typically make decisions on which health insurance carriers they will offer to their employees and also may allow employees to switch between health plans on an annual basis. These annual membership disenrollment and re-enrollment processes of employers (whose employees are the health plan members) from health plans can result in a seasonal reduction in actual lives under management in January, during our fourth fiscal quarter.

Historically, a majority of employers and employees make these decisions effective December 31 of each year. An employer’s change in health plans or employees’ changes in health plan elections may cause a decrease in actual lives under management for existing contracts as of January 1. Although these decisions may also cause a gain in enrollees as new employers sign on with customers, the identification of new members eligible to participate in the Company’s programs, in some products, is based on the submission of healthcare claims, which lags enrollment by an indeterminate period.

Another seasonal impact on actual lives could occur if a health plan decided to withdraw coverage altogether for a specific line of business, such as Medicare, or in a specific geographic area, thereby automatically disenrolling previously covered members. Historically, the Company has experienced minimal covered life disenrollment from such a decision.

Risks Related to the Merger Between CCS Consolidated and Patient Infosystems

There can be no assurance that the merger will result in any significant customer interest in the integrated service offering of the combined companies.

Historically, Patient Infosystems has operated in the segment of the managed care business known as the population management business, where it most fundamentally is addressing its customers’ desire to help educate their patient populations on illness prevention and post-illness reoccurrence measures. There can be no assurance that the cross-marketing of Patient Infosystems’ services to CCS Consolidated’s customers (and vice versa) will materialize in any material way, in which case one of the underlying rationales for the merger will fail and the outlook for the combined business would be materially adversely impacted.

We may not realize anticipated benefits from the merger.

The integration of Patient Infosystems and CCS Consolidated will be complex, time-consuming and expensive, and may disrupt our business. CareGuide currently needs to overcome significant challenges in order to realize any benefits or synergies from the merger. These challenges include the timely, efficient, and successful execution of a number of events, including the following:

•	integrating the operations and technologies of the two companies;

•	retaining and assimilating the key personnel of each company;

•	retaining existing customers of both companies and attracting additional customers;

•	retaining strategic partners of each company and attracting new strategic partners; and

•	creating uniform standards, controls, procedures, policies, and information systems.

•	The execution of these events will involve considerable risks and may not be successful. These risks include the following:

•	the potential disruption of ongoing business and distraction of the management of the combined company;

•	the potential strain on financial and managerial controls and reporting systems and procedures of the combined company;

•	unanticipated expenses and potential delays related to integration of the operations, technology, and other resources of the two companies;

•	the impairment of relationships with employees, suppliers, and customers as a result of any integration of new management personnel;

•	greater than anticipated costs and expenses related to the merger or the integration of the respective businesses of Patient Infosystems and CCS Consolidated; and

•	potential unknown liabilities associated with the merger and the combined operations.

CareGuide may not succeed in addressing these risks or any other problems encountered in connection with the merger. The inability to successfully integrate the operations, technology, and personnel of Patient Infosystems and CCS Consolidated, or any significant delay in achieving integration, could have a material adverse effect on our business, prospects, financial condition and results of operations, and, as a result, on the market price of our common stock.

As a result of the merger, we are a substantially larger and broader organization, and if management is unable to sufficiently manage the company, operating results will suffer.

As a result of the merger, we have significantly more employees, a broader service offering, and customers in more channels than we did prior to the merger. We face challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits, and compliance programs. The inability to manage successfully the substantially larger and diverse organization, or any significant delay in achieving successful management, could have a material adverse effect on us and, as a result, on the market price of our common stock.

The merger could cause us to lose key personnel, which could materially affect the combined company’s business and require the combined company to incur substantial costs to recruit replacements for lost personnel.

As a result of the merger, current and prospective employees of both companies could experience uncertainty about their future roles within the combined company. This uncertainty may adversely affect our ability to attract and retain key management, sales, marketing, and technical personnel. Any failure to retain and attract key personnel could have a material adverse effect on our business.

Risks Related to the Healthcare Industry

We are subject to extensive changes in the healthcare industry.

The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of healthcare industry participants. Several lawmakers have announced that they intend to propose programs to reform the U.S. health care system. These programs may contain proposals to increase governmental involvement in health care, lower reimbursement rates and otherwise change the operating environment us and our targeted customers. Healthcare industry participants may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring certain expenditures, including those for our programs. We cannot predict what impact, if any, such changes in the healthcare industry might have on our business, financial condition and results of operations. In addition, many healthcare providers are consolidating to create larger healthcare delivery enterprises with greater regional market power. As a result, the remaining enterprises could have greater bargaining power, which may lead to price erosion of our programs. Our failure to maintain adequate price levels could have a material adverse effect on our business.

In recent years, the healthcare industry has undergone significant change driven by various efforts to reduce costs, including potential national healthcare reform, trends toward managed care, cuts in Medicare reimbursements, and horizontal and vertical consolidation within the healthcare industry. Our inability to react effectively to these and other changes in the healthcare industry could adversely affect our operating results. We cannot predict whether any healthcare reform efforts will be enacted and what effect any such reforms may have on us or our customers. Our inability to react effectively to changes in the healthcare industry could result in a material adverse effect on our business.

Our business is subject to extensive government regulation.

The healthcare industry, including our current business, is subject to extensive regulation by both the Federal and state governments. A number of states have extensive licensing and other regulatory requirements applicable to companies that provide healthcare services. Additionally, services provided to health benefit plans in certain cases are subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended, and may be affected by other state and Federal statutes. Generally, state laws prohibit the practice of medicine and nursing without a license. Many states interpret the practice of nursing to include health teaching, health counseling, the provision of care supportive to, or restorative of, life and well being and the execution of medical regimens prescribed by a physician. Accordingly, to the extent that we assist providers in improving patient compliance by publishing educational materials or providing behavior modification training to patients, such activities could be deemed by a state to be the practice of medicine or nursing. Although we have not conducted a survey of the applicable law in all 50 states, we believe that we are not engaged in the practice of medicine or nursing. There can be no assurance, however, that our operations will not be challenged as constituting the unlicensed practice of medicine or nursing. If such a challenge were made successfully in any state, we could be subject to civil and criminal penalties under such state’s law and could be required to restructure its contractual arrangements in that state. Such results, or the inability to successfully restructure our contractual arrangements, could have a material adverse effect on our operations.

We and our customers may also be subject to Federal and state laws and regulations that govern financial and other arrangements among healthcare providers. These laws prohibit certain fee splitting arrangements among healthcare providers, as well as direct and indirect payments, referrals or other financial arrangements that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. Possible sanctions for violation of these restrictions include civil and criminal penalties. Criminal penalties range from misdemeanors, which carry fines of not more than $10,000 or imprisonment for not more than one year, or both, to felonies, which carry fines of not more than $25,000 or imprisonment for not more than five years, or both. Further, criminal violations may result in permanent mandatory exclusions and additional permissive exclusions from participation in Medicare and Medicaid programs.

Regulation in the health care field is constantly evolving. We are unable to predict what government regulations, if any, affecting our business may be promulgated in the future. Our business could be materially adversely affected by the failure to obtain required licenses and governmental approvals, comply with applicable regulations or comply with existing or future laws, rules or regulations or their interpretations.

Compliance with new federal and state legislative and regulatory initiatives could adversely affect our results of operations or may require us to spend substantial amounts acquiring and implementing new information systems or modifying existing systems.

We and our customers are subject to considerable state and federal government regulation. Many of these regulations are vaguely written and subject to differing interpretations that may, in certain cases, result in unintended consequences that could impact our ability to effectively deliver services. The current focus on regulatory and legislative efforts to protect the confidentiality and security of individually-identifiable health information, as evidenced by the Health Insurance Portability and Accountability Act of 1996, or HIPAA, is one such example.

We believe that federal regulations governing the confidentiality of individually-identifiable health information permit us to obtain individually-identifiable health information for health and care support purposes from a health plan customer; however, state legislation or regulation could preempt federal legislation if it is more restrictive. Federal regulations governing the security of electronic individually-identifiable health information became mandatory for customers in April 2005. We are contractually required to comply with certain aspects of these confidentiality and security regulations.

Although we continually monitor the extent to which specific state legislation or regulations may govern our operations, new federal or state legislation or regulation in this area that restricts our ability to obtain individually-identifiable health information would have a material negative impact on our operations.

Our subsidiaries are subject to government regulation, and the failure to comply with such regulation could adversely affect our results of operations.

Certain of our subsidiaries are licensed to take risk in certain states. These subsidiaries must meet certain minimum capital and surplus tests as well as file quarterly and annual filings with regulatory and state authorities. If one of these subsidiaries does not remain in compliance with the statutory requirements, it is possible that the regulating authorities could impose greater restrictions on the subsidiary, including requiring additional cash deposits, additional reporting requirements and the potential revocation of licenses, each of which could have a materially adverse impact on our results of operations, liquidity and financial condition.

Government regulators may interpret current regulations governing our operations in a manner that negatively impacts our ability to provide services.

Broadly written Medicare fraud and abuse laws and regulations that are subject to varying interpretations may expose us to potential civil and criminal litigation regarding the structure of current and past contracts entered into with our customers. We believe that our operations have not violated and do not violate the provisions of the fraud and abuse statutes and regulations; however, private individuals acting on behalf of the United States government, or government enforcement agencies themselves, could pursue a claim against us under a new or differing interpretation of these statutes and regulations.

Our participation in federal programs may result in our being subject directly to various federal laws and regulations, including provisions related to fraud and abuse, false claims and billing and reimbursement for services, and the False Claims Act. Violations of the False Claims Act are punishable by treble damages and penalties of up to $11,000 per false claim. Actions may be brought under the False Claims Act by the government as well as by private individuals, known as “whistleblowers,” who are permitted to share in any settlement or judgment. Also, federal law contains various prohibitions related to false statements and false claims, some of which apply to private payors as well as federal programs.

We face competition for staffing, which may increase our labor costs and reduce profitability.

We compete with other healthcare and services providers in recruiting qualified management and staff personnel for the day-to-day operations of our business, including nurses and other healthcare professionals. In some markets, the scarcity of nurses and other medical support personnel has become a significant operating issue to healthcare businesses. This shortage may require us to enhance wages and benefits to recruit and retain qualified nurses and other healthcare professionals. A failure to recruit and retain qualified management, nurses and other healthcare professionals, or to control labor costs, could have a material adverse effect on our profitability.

We may face costly litigation that could force us to pay damages and harm our reputation.

Like other participants in the healthcare market, we are subject to lawsuits alleging negligence, product liability or other similar legal theories, many of which involve large claims and significant defense costs. Any of these claims, whether with or without merit, could result in costly litigation, and divert the time, attention, and resources of management. Although we currently maintain liability insurance intended to cover such claims, there can be no assurance that the coverage limits of such insurance policies will be adequate or that all such claims will be covered by the insurance. In addition, these insurance policies must be renewed annually. Although we have been able to obtain liability insurance, such insurance may not be available in the future on acceptable terms, or at all. A successful claim in excess of the insurance coverage could have a material adverse effect on our results of operations or financial condition.

We could share in potential liability resulting from adverse medical consequences of patients.

We provide information to healthcare providers and managed care organizations upon which determinations affecting medical care are made. As a result, we could share in potential liabilities for resulting adverse medical consequences to patients. In addition, we could have potential legal liability in the event we fail to correctly record or disseminate patient information. We maintain an errors and omissions insurance policy with coverage of $5 million in the aggregate and per occurrence. Although we do not believe that we will directly engage in the practice of medicine or direct delivery of medical services and have not been a party to any such litigation, we maintain a professional liability policy with coverage of $5 million in the aggregate and per occurrence. There can be no assurance that our procedures for limiting liability have been or will be effective, that we will not be subject to litigation that may adversely affect our results of operations, that appropriate insurance will be available to us in the future at acceptable cost or at all, or that any insurance we maintain will cover, as to scope or amount, any claims that may be made against us.

Risks Related to our Common Stock

The market price of our common stock may be highly volatile.

The market price of our common stock has been and will likely continue to be highly volatile. From the date trading of our common stock commenced until June 27, 2006, the range of our stock price has been between $114.00 and $0.48, after giving effect to the 1-for-12 reverse stock split which became effective on January 9, 2004. Factors including announcements of technological innovations by us or other companies, regulatory matters, new or existing products or procedures, concerns about our financial position, operating results, government regulation, or developments or disputes relating to agreements or proprietary rights may have a significant impact on the market price of our common stock. In addition, potential dilutive effects of future sales of shares of our common stock us, our stockholders, or the holders of warrants and options, could have an adverse effect on the price of our common stock.

Our principal stockholders and management own a significant percentage of our outstanding common stock and will be able to exercise significant influence over our operations.

Our executive officers, directors and holders of more than 5% of our outstanding common stock, together with their respective affiliates, currently own more than 75% of our voting stock, including shares subject to outstanding options and warrants. These stockholders are able to determine the composition of our board of directors, retain the voting power to approve all matters requiring stockholder approval and will continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in control of the company, preventing or frustrating any attempt by our stockholders to replace or remove the current management, or otherwise discouraging a potential acquirer from attempting to obtain control of the company, which in turn could limit the market value of our common stock.

A large number of shares of our common stock may be sold in the market, which could depress the market price.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales might occur, could materially and adversely affect the market price of our common stock or our future ability to raise capital through an offering of our equity securities. As of June 27, 2006, we had an aggregate of 67,538,976 shares of common stock outstanding. If all options and warrants currently outstanding to purchase shares of common stock were to be exercised, there would be an aggregate of 70,475,879 shares of common stock outstanding. Of the 70,475,879 shares, up to 7,933,580 shares are freely tradable without restriction or further registration under the Securities Act, unless the shares are held by one of our “affiliates” as such term is defined in Rule 144 of the Securities Act. The remaining shares may be sold only pursuant to a registration statement under the Securities Act or an exemption from the registration requirements of the Securities Act. The table below provides additional information on the number of shares that may be publicly sold and the dates that they become eligible for sale. The sale and distribution of these shares may cause a decline in the market price of our common stock.

The number of shares that will become eligible for resale between the date of this annual report and July 25, 2007 are as follows:

Date	Number of shares eligible for sale	Comment
Currently	7,933,580

Shares outstanding other than (i) the shares being sold in the 2005 PIPE financing, (ii) shares issued in connection with the merger with CCS Consolidated and (iii) shares held by:

- John Pappajohn;

- Derace Schaffer;

- Principal Life Insurance Company;

- Christine St. Andre;

- Kent Tapper;

- Psilos Group Partners, L.P., Psilos Group Partners II, L.P. and CCP/Psilos CCS, LLC (collectively, “Psilos”);

- Essex Woodlands Health Ventures Fund IV, L.P. and Essex Woodlands Health Ventures Fund V, L.P. (collectively “Essex Woodlands”);

- Hickory Venture Capital Corporation (“Hickory”);

- Radius Venture Partners I, L.P. (“Radius”);

- CCS Consolidated Holdings LLC (“CCS Holdings”); and

- SG Cowen Securities Corp. and its affiliates (collectively, “SG Cowen”); and

issuable upon immediately exercisable options and warrants other than options and warrants held by directors and executive officers and warrants issued to the placement agent in the 2005 PIPE financing.

Upon the effective date the registration statement for the shares sold in the 2005 PIPE offering	3,895,598	Shares sold in Patient Infosystems’ PIPE offerings during October 2005 and December 2005 and shares issuable upon exercise of warrants issued to the placement agent in such transaction.
January 25, 2007	2,142,962	Shares issued in the merger, except for shares issued to: Psilos, Essex Woodlands, Hickory, Radius, CCS Holdings, and SG Cowen.
July 25, 2007	52,750,005

Shares (i) issued in the merger (excluding shares deposited into escrow in the merger) to Psilos, Essex Woodlands, Hickory, Radius, CCS Holdings and SG Cowen; and
(ii) held by John Pappajohn, Derace Schaffer, Principal Life Insurance Company, Roger Chaufournier, Christine St. Andre and Kent Tapper (including shares underlying exercisable options and warrants).

These shares will remain subject to volume limitations of Rule 144 for the following 12 month period.

Various dates	3,753,734

Shares (i) underlying options and warrants (other than those listed above) that are immediately exercisable and that vest and become exercisable and transferable, subject to the terms thereof, at various times in the future (including options currently held by Chris Paterson, Glen Spence and Ileana Welte and warrants held by former directors); and
(ii) shares deposited into escrow at the closing of the merger which, when released to former CCS Consolidated stockholders, will become transferable on January 25, 2007 or July 25, 2007, depending on which stockholders such shares are released to.

The sale and distribution of these shares, or the perception that such sales or distributions might occur, may cause a decline in the market price of our common stock.

Our common stock qualifies as a “penny stock” under SEC rules which may make it more difficult for stockholders to resell their shares of common stock.

Our common stock trades on the OTC Bulletin Board. As a result, the holders of our common stock may find it more difficult to obtain accurate quotations concerning the market value of the stock. Stockholders also may experience greater difficulties in attempting to sell the stock than if it were listed on a stock exchange or quoted on the NASDAQ Global Market or the NASDAQ Capital Market. Because our common stock does not trade on a stock exchange or on the NASDAQ Global Market or the NASDAQ Capital Market, and the market price of the common stock is less than $5.00 per share, the common stock qualifies as a “penny stock.” SEC Rule 15g-9 under the Securities Exchange Act of 1934 imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an “established customer” or an “accredited investor.” This includes the requirement that a broker-dealer must make a determination on the appropriateness of investments in penny stocks for the customer and must make special disclosures to the customer concerning the risks of penny stocks. Application of the penny stock rules to our common stock could adversely affect the market liquidity of the shares, which in turn may affect the ability of holders of the common stock to resell the stock.

Item 2. Description of Properties.

PROPERTIES

CareGuide's executive and corporate offices are located in Coral Springs, Florida in approximately 76,000 square feet of office space. The Company also leases 9,000 square feet of office space in Rochester, New York under a month-to-month arrangement which the Company expects to terminate in 2006. The Company and its subsidiaries also lease approximately 34,000 square feet of office space in New York City, of which 83% is subleased, approximately 3,300 square feet of office space in Southfield, Michigan, approximately 6,600 square feet of office space in Dallas, Texas and 6,400 square feet of office space in Las Vegas, Nevada. These operating leases expire at various times between December 31, 2006 and July 31, 2010.

These facilities are in good condition, and the Company believes that its and its subsidiaries’ offices are suitable to meet their current needs.

Item 3.	Legal Proceedings.

A subsidiary of the Company entered into a Health Services Agreement with Oxford Health Plans (NY) Inc., or Oxford, pursuant to which each party made payments to the other based on services provided. As permitted by the agreement, the subsidiary terminated the agreement by written notice to Oxford, which termination was effective as of August 31, 2005. Oxford contends that the Company's subsidiary owes it approximately $1.5 million for the periods through August 31, 2005, while the Company believes that Oxford owes the Company's subsidiary approximately $180,000 for the period ending December 31, 2004. The Company has not yet determined whether Oxford owes the subsidiary any amounts for 2005, other than an unpaid $75,000 administrative fee for the month of August 2005. Negotiations to settle the matter have been unsuccessful to date. On July 22, 2005, over the Company’s objections, Oxford drew down on a $500,000 letter of credit that had been provided under the contract. The Company received a letter dated September 8, 2005 from Oxford requesting that it replenish the existing letter of credit in the amount of approximately $1.5 million, but the Company has denied this request. The Company received a letter from Oxford dated September 26, 2005 indicating that Oxford has submitted the matter to the American Health Lawyers Association for binding arbitration, seeking to compel the subsidiary to replenish the letter of credit in the amount of approximately $1.5 million and to pay Oxford approximately $1.0 million. The Company has filed counterclaims against Oxford for amounts that the Company contends are owed by Oxford under the agreement. An arbitration hearing was commenced in June 2006 and was continued until July 2006. The Company is vigorously defending this claim and is asserting its own claims in the arbitration process that has now been initiated. Management's best estimate of the liability to settle this dispute was recorded as a liability as of March 31, 2006.

The Company is also subject to various legal claims and actions incidental to its business, including professional liability claims. The Company maintains insurance, including insurance covering professional liability claims, with customary deductible amounts. There can be no assurance that (i) claims will not be filed against the Company in the future, (ii) prior experience with respect to the disposition of litigation is representative of the results that will occur in future cases or (iii) adequate insurance coverage will be available at acceptable prices for incidents arising or claims made in the future. There are no pending legal or governmental claims to which the Company is a party that the Company believes would, if adversely resolved, have a material adverse effect on its operations.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market Price for Registrant’s Common Equity and Related Stockholder Matters.

(a) Market Information

The Company’s common stock is traded on the Over-the-Counter Bulletin Board (the “OTC Bulletin Board”) under the symbol PATY. The following table sets forth, for the periods indicated, the range of high and low bid quotations for the Company's common stock as quoted on the OTC Bulletin Board. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

	High	Low
Fiscal Year Ending December 31, 2004
First Quarter	$6.00	$1.44
Second Quarter	$5.50	$2.00
Third Quarter	$3.60	$1.32
Fourth Quarter	$3.94	$1.66

Fiscal Year Ending December 31, 2005
First Quarter	$6.05	$2.92
Second Quarter	$5.90	$3.80
Third Quarter	$6.30	$4.16
Fourth Quarter	$4.50	$0.91 (1)

Fiscal Year Ending March 31, 2006 (2)
Fourth Quarter (3)	$1.53	$1.00

Fiscal Year Ending March 31, 2007
First Quarter (through June 27, 2006)	$1.50	$1.09

(1) On December 16, 2005, the distribution of shares of ACS to PATY's stockholders was completed. On December 16, 2005, our common stock closed at $3.94 per share, while on December 19, 2005 the closing price was $1.36 per share.

(2) Subsequent to December 31, 2005, the Company changed its fiscal year end to March 31.

(3) Prior to January 25, 2006, CCS Consolidated was a private company and accordingly there was no market for its capital stock. On January 25, 2006, CCS Consolidated merged into a subsidiary of the Company and itself became a wholly-owned subsidiary of the Company.

(b) Holders

The approximate number of record holders of the Company's common stock as of June 27, 2006 is 357. The approximate number of beneficial owners is 900.

(c) Dividends

We have not declared cash dividends on our common stock.

(d) Securities authorized for issuance under equity compensation plans as of March 31, 2006

Equity Compensation Plan Information

	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by securities holders	448,077	$2.82	-
Equity compensation plans not approved by securities holders (1)	2,488,826	$1.01	880,760
Total	2,936,903	$1.29	-

(1)           The information presented in this table includes options assumed by the Company in connection with the merger with CCS Consolidated. The CCS Consolidated option plan assumed by the Company permits an aggregate of 2,280,050 shares of the Company’s common stock to be issued under such plan. Based on the exchange ratio in the merger, the options to purchase stock of CCS Consolidated that were assumed by the Company in connection with the merger were options to purchase up to 1,399,290 shares of the Company’s common stock, each with an exercise price of $0.2337 per share of the Company’s common stock. No equity awards have been issued by the Company after the date of the merger, and as a result, up to 880,760 shares of the Company’s common stock remain available for issuance under the CCS Consolidated option plan. The information included in this table also includes warrants granted to certain of the Company’s executive officers, directors and third-party service providers under individual compensation arrangements, which warrants entitle the holders to purchase up to 1,089,536 shares of the Company’s common stock in the aggregate.

(e) Recent sales of unregistered securities

None.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis provides a review of the Company’s operating results for the years ended March 31, 2006 and 2005 and its financial condition at March 31, 2006. The focus of this review is on the underlying business reasons for significant changes and trends affecting the revenues, net losses, cash flows and financial condition of the Company. This review should be read in conjunction with the accompanying consolidated financial statements of the Company and related notes thereto included in this report. The review of operating results and cash flows for the fiscal year ended March 31, 2006 include the period from April 1, 2005 to January 24, 2006 for CCS Consolidated, Inc. only and include the period from the merger date of January 25, 2006 through March 31, 2006 for Patient Infosystems, Inc. and its subsidiaries, including CCS Consolidated (collectively, the "Company" or "PATY"). The review of the financial condition of the Company as of March 31, 2006 includes PATY and its consolidated subsidiaries. The review of the operating results, cash flows and financial condition as of and for the year ended March 31, 2005 includes CCS Consolidated, Inc. only. The Company and its subsidiaries collectively do business under the name "CareGuide". PATY's board of directors has approved an amendment to its certificate of incorporation to change its name to "CareGuide, Inc.," which amendment has not been approved by the stockholders.

Overview

On January 25, 2006, a subsidiary of Patient Infosystems, Inc. merged with CCS Consolidated (the “Merger”). At the closing of the Merger, PATY issued 43,224,352 shares of its common stock to the former stockholders of CCS

Consolidated. This represented approximately 64% of the issued and outstanding voting shares of PATY upon the closing of the merger, and as a result there was a change of control of PATY.

In addition, under a stockholders agreement entered into at the closing of the merger, stockholders holding approximately 65% of the outstanding voting shares of PATY's common stock after the consummation of the merger have agreed to vote their shares in favor of the election of John Pappajohn, a director of PATY prior to the Merger, Derace Schaffer, M.D., a director of PATY prior to the Merger, and three individuals designated by holders of at least a majority of the PATY common stock held by the former stockholders of CCS Consolidated who are parties to the stockholders agreement. The three new directors appointed after the Merger were Mark L. Pacala, Daniel C. Lubin and Albert S. Waxman. As provided by the stockholders agreement, two additional directors may be added to the PATY board of directors, which individuals must be unanimously approved by the other five members of the PATY board of directors. These additional directors have not yet been appointed.

Because the former CCS Consolidated securityholders held approximately 63% of PATY’s fully diluted shares of common stock immediately following the Merger, CCS Consolidated’s designees to PATY’s board of directors represent a majority of PATY’s directors and CCS Consolidated’s executive management represent a majority of the executive management of the combined company, CCS Consolidated is deemed to be the acquiring company for accounting purposes and the transaction has been accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with generally accepted accounting principles in the United States. PATY has adopted March 31 as its fiscal year end, which was CCS Consolidated’s fiscal year end.

CareGuide is a national disease and healthcare management company that provides a full range of healthcare management services to health plans, work/life benefits companies, government entities, and self-funded employers to help them reduce health care costs while improving the quality of care for members. The Company believes that the steadily rising cost of healthcare for employers, increasing demands on Medicare and Medicaid funding that are outpacing resources, and an emerging interest in healthcare technology and disease management services by the federal government and large insurers creates a fertile environment for its business model.

CareGuide brings to its partnerships with private and government payors a highly specialized infrastructure and multi-disciplinary clinical care management staff to reduce the overall costs of care through identifying individuals at risk for hospitalization and other high cost services, developing care management plans centered around self-management, and ensuring that the most appropriate services are utilized. CareGuide’s approach to care management is holistic in nature, recognizing that factors other than physical maladies contribute to an individual’s well-being. By providing comprehensive medical and psychosocial care management services for the highest-risk, medically complex members, CareGuide enables customers to realize lower health care costs, while optimizing the quality of care and satisfaction of members.

A fundamental belief of the Company is that technology, combined with a personal touch, is an essential component of providing the most effective and efficient care management services. To that end, the Company is developing an integrated clinical information technology platform that it believes will lead to the next generation of care management services. Today, the Company utilizes technology to predict members at risk for high utilization of medical services, to guide its disease management, care management, and nurse help line interventions, and to communicate with members via remote monitoring devices.

CareGuide strives to individualize and tailor every intervention to the specific needs of the individual. In doing so, our goal is to minimize unnecessary intrusiveness, maximize efficiency through the use of technology, and reserve the highest intensity care management services for those individuals who have or are about to have high medical needs and can benefit from our assistance. We recognize the need to use different channels to reach and help different members.

As a result of the Merger, the Company has entered into service agreements to develop, implement and operate programs for: (i) patients who have recently experienced certain cardiovascular events; (ii) patients who have been diagnosed with primary congestive heart failure; (iii) patients suffering from asthma; (iv) patients suffering from diabetes; (v) patients who are suffering from hypertension; (vi) demand management, which provides access to nurses; (vii) case and utilization management services provided by a third party; (viii) various survey initiatives which assess, among other things, satisfaction, compliance of providers or payors to national standards, health status or risk of specific health related events; and (ix) the performance of specific administrative and management functions on behalf of a customer. These contracts provide for fees paid by its customers based upon the number of patients participating in each of its programs, as well as initial program implementation and set-up fees from customers. In addition, the Company now has a 24-hour, seven days a week nurse help line, as well as providing services to the public sector.

The Company’s customers range from health plans, third party administrators, state agencies, unions, private companies and other customers.

The Company has two types of revenue. First, the Company accepts risk on the providing of post-acute services and receives a Per Member Per Month fee that is categorized as capitation revenue. Alternatively, the Company provides services to health plans without accepting risk, and for these types of contracts, they may receive either an administration service fee or may provide these services on a fee-for-service basis. For risk contracts, the cost of services includes the cost of providing clinical care and the incurred claims.

The Company’s business strategy is to contract with health plans, government agencies, and employer groups to help them reduce health care costs while improving the quality of care. The Company believes that the steadily rising cost of healthcare for employers, increasing demands on Medicare and Medicaid funding that are outpacing resources, and an emerging interest in care management and disease management services by the federal government and large insurers creates a fertile environment for the Company’s business model.

While the Company has historically derived most of its income from risk-based contracts, it is currently diversifying its revenue sources by adding more administrative fee contracts. The Company will continue to offer risk-based and non-risk-based post acute care management products, but where possible they will be linked to a Continuous Care Management service which will allow the Company to follow the complex patients over the long term after their return to their home environment.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, which require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities. Management believes that the accounting estimates employed and the resulting balances are reasonable; however, actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes the following critical accounting policies reflect the significant estimates and assumptions used in the preparation of the consolidated financial statements of the Company.

Use of Estimates

In preparing the consolidated financial statements, we use estimates in determining the economic useful lives of our assets, provisions for doubtful accounts, claims liabilities, tax valuation allowances and various other recorded or disclosed amounts. Estimates require management to use its judgment. While we believe that our estimates for these matters are reasonable, if the actual amount is significantly different than the estimated amount, our assets, liabilities or results of operations may be overstated or understated.

Revenue Recognition

The Company recognizes capitated revenue for contracts whereby it accepts risk. Capitated revenue is recorded by multiplying a contractually negotiated revenue rate per health plan member per month (“PMPM”) by the number of health plan members covered by its services during the month. These PMPM rates are initially determined during contract negotiations with customers based on estimates of the costs of our services, including the cost of claims. Such rates are generally renegotiated at contract renewal. In certain contracts, the PMPM rates differ depending on the health plan’s lines of business, such as Medicare, commercial or Medicaid. The PMPM rates will also differ in certain cases depending on the type of service provider, such as a skilled nursing facility or a home health provider. Contracts with health plans generally range from one to two years with provisions for subsequent renewal.

The Company recognizes administrative and fee revenue for a variety of contracts. On certain contracts, the Company receives a fee for providing its services without it accepting risk for claims. Such contracts include those that pay a set fee each month. Other contracts include a PMPM fee which include a per day per member case rate based on the number of health plan members who receive services during the month. Such fees are negotiated with the health plan or employer group based on estimated costs and anticipated level of services. The Company recognizes fee-for-service revenue for certain services provided for its customers and expenses paid on behalf of its customers for which it is generally reimbursed on a cost-plus basis during the period in which the services are provided.

Some of the Company’s revenues are based on contractual arrangements which may be subject to retroactive adjustments as final settlements are determined. Such amounts are recorded on an estimated basis in the period the related services are rendered and are adjusted in future periods upon final settlement.

Intangibles and Other Assets

Intangible and other assets consist primarily of websites, trademarks and customer relationships. Such intangible assets are amortized to expense over the estimated life of the asset. The Company has preliminarily valued the customer relationships and other intangible assets of PATY at $2.5 million as of the merger date of January 25, 2006, which is included in the intangible and other assets on the accompanying consolidated balance sheet as of March 31, 2006, less two months of amortization. The Company has engaged an independent valuation firm to determine the valuation of the customer relationships as of the merger date, and the Company will adjust the carrying value of this asset accordingly. The offset to this adjustment would be goodwill.

Goodwill

Goodwill is associated with acquisitions and is not amortized. Goodwill is tested annually for impairment, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the impairment test indicates impairment, the goodwill will be written down to the estimated fair value.

Direct Service Costs and IBNR Claims Payable Liability

Direct service costs are comprised of the incurred claims paid to third-party providers for services for which the Company is at risk and the related expenses of the Company associated with the providing of its services. Network provider and facility charges for authorized services that have yet to be billed to the Company are estimated and accrued in its Incurred But Not Reported (“IBNR”) claims payable liability. Such accruals are based on historical experience, current enrollment statistics, patient census data, adjudication and authorization decisions and other information. The IBNR liability is adjusted as changes in these factors occur and such adjustments are reported in the period of determination. Although it is possible that actual results could vary materially from recorded claims in the near term, management believes that the recorded IBNR liability is adequate.

The above listing is not intended to be a comprehensive list of all of the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See the notes to the Company’s consolidated financial statements included in this report, which contain additional accounting policies and other disclosures required by generally accepted accounting principles.

Results of Operations

The following financial table presents data regarding the Company’s results of operations, financial position and cash flows as of and for the years ended March 31, 2006 and 2005. Such data was derived from the Company’s financial statements. This information should be read in conjunction with the Company’s consolidated financial statements as of and for the years ended March 31, 2006 and 2005 and the related notes thereto. All dollar amounts are stated in thousands of dollars:

	Year Ended March 31,
			Variance Favorable
	2006	2005	(Unfavorable)

Operating Results

Capitated Revenue
Health Net	$ 6,128	$ 38,990	$ (32,862)
Aetna	33,380	17,774	15,606
Total capitated revenue	$ 39,508	$ 56,764	$ (17,256)

Administrative and Fee Revenue
Health Net	$ 9,328	$ 6,012	$ 3,316
Aetna	36	1,038	(1,002)
PATY customers subsequent to the Merger	1,848	-	1,848
Other	3,974	2,423	1,551
Total administrative and fee revenue	$ 15,186	$ 9,473	$ 5,713

Total Revenue
Health Net	$ 15,456	$ 45,002	$ (29,546)
Aetna	33,416	18,812	14,604
PATY customers subsequent to the Merger	1,848	-	1,848
Other	3,974	2,423	1,551
Total revenue	$ 54,694	$ 66,237	$ (11,543)

Percentage of Revenue by Customer
Health Net	28.3%	67.9%	(39.6)%
Aetna	61.1%	28.4%	32.7%
PATY customers subsequent to the Merger	3.4%	-	3.4%
Other	7.2%	3.7%	3.5%
Total revenue	100.0%	100.0%

	Year Ended March 31,
			Variance Favorable
	2006	2005	(Unfavorable)
Direct Service Costs
Incurred claims	$ 35,439	$ 53,561	$ 18,122
Direct clinical expenses	11,892	8,979	(2,913)
Total direct service costs	$ 47,331	$ 62,540	$ 15,209

Direct Service Costs as a Percentage of Revenue
Incurred claims as a percentage of total revenue	64.8%	80.9%	16.1%
Direct clinical expenses as a percentage of revenue	21.7%	13.5%	(8.2)%
Total direct service costs as a percentage of total revenue	86.5%	94.4%	7.9%

Gross profit	$ 7,363	$ 3,697	$ 3,666
Gross profit as a percentage of total revenue	13.5%	5.6%	7.9%

Selling, General & Administrative Expenses
Selling and administrative expenses	$ 6,538	$ 6,327	$ (211)
Severance and related charges	335	558	223
Legal expenses (Lawsuit with State of Florida)	-	949	949
Unoccupied lease space write off	-	498	498
Total selling, general and administrative expenses	$ 6,873	$ 8,332	$ 1,459

Total depreciation and amortization expense	$ 1,484	$ 1,356	$ (128)

Operating loss from continuing operations	$ (994)	$ (5,991)	$ 4,997

Other Income (Expense)
Interest income	$ 354	$ 187	$ 167
Interest expense:
Interest on Line of Credit	(566)	(157)	(409)
Interest on Notes Payable	(46)	(49)	3
Interest on Capital Lease Obligations	(22)	(46)	24
Amortization of Warrants	(884)	-	(884)
Total interest expense	(1,518)	(252)	(1,266)
Other income	7	-	7
Trading portfolio loss	(16)	-	(16)
Net other income (expense)	$ (1,173)	$ (65)	$ (1,108)

Loss from continuing operations before income taxes	$ (2,167)	$ (6,056)	$ 3,889
Income tax (expense) benefit	(54)	91	(145)
Loss from continuing operations	(2,221)	(5,965)	3,744
Income (loss) from discontinued operations	290	(524)	814
Net loss	$ (1,931)	$ (6,489)	$ 4,558
EBITDA (loss) from continuing operations (1)	$ 490	$ (4,635)	$ 5,125

	March 31,
			Variance Favorable
	2006	2005	(Unfavorable)

Balance Sheet Data at End of Year

Total Assets
Cash and cash equivalents	$ 8,399	$ 1,432	$ 6,967
Restricted cash available for current liabilities	4,894	10,541	(5,647)
Securities available for sale	99	-	99
Securities held for trading	827	-	827
Accounts receivable, net	3,859	5,161	(1,302)
Other current assets	1,131	1,197	(66)
Total current assets	19,209	18,331	878
Goodwill	28,666	295	28,371
Long term assets	6,348	5,309	1,039
Total assets	$ 54,223	$ 23,935	$ 30,288
Liabilities and Stockholders’ Equity (Deficit)
Claims payable	$ 8,260	$ 15,032	$ (6,772)
Other current liabilities	8,928	6,504	2,194
Total current liabilities	17,188	21,536	(4,578)
Line of credit	8,000	6,150	1,850
Other long-term liabilities	328	632	(74)
Total liabilities	25,516	28,318	(2,802)
Stockholders’ equity (deficit)	28,707	(4,383)	33,090
Total liabilities and stockholders’ equity (deficit)	$ 54,223	$ 23,935	$ 30,288

Cash Flow Data
Cash provided by (used in) operating activities:
Cash received by customers	$ 35,425	$ 56,644	$ (21,219)
Direct proved costs and claims settlements paid	(19,979)	(41,329)	21,350
Salary and benefits paid	(12,400)	(9,702)	(2,698)
Other operating income (expense), net	(7,032)	(5,539)	(1,493)
Net cash provided by (used in) operating activities	(3,986)	74	(4,060)
Cash provided by (used in) investing activities:
Purchases of property and equipment	(280)	(517)	237
Restricted deposits, net	5,882	(4,560)	10,442
Cash acquired in merger, net of merger costs	3,814	-	3,814
Net cash used in investing activities	9,416	(5,077)	14,493
Cash provided by (used in) financing activities:
Proceeds from borrowing under Line of Credit facility	1,850	4,650	(2,800)
Other financing activities, net	(313)	(1,029)	716
Net cash provided by financing activities	1,537	3,621	(2,084)
Net increase (decrease) in cash and cash equivalents	6,967	(1,382)	8,349
Cash and cash equivalents, beginning of period	1,432	2,814	(1,382)
Cash and cash equivalents, end of period	$ 8,399	$ 1,432	$ 6,967

(1)           Earnings from continuing operations before interest, taxes, depreciation and amortization, or EBITDA from continuing operations, is a non-GAAP financial measure. This measure is not calculated in accordance with, or an alternative for, generally accepted accounting principles and may be different from non-GAAP measures used by other companies. We believe that the presentation of EBITDA from continuing operations, when shown in conjunction with the corresponding GAAP measure of earnings from continuing operations, provides useful information to management and investors regarding the financial and business trends relating to its results of operations. Additionally, for its internal budgeting purposes and for evaluating the company’s performance, management uses financial statements that exclude income tax expense, interest expense and depreciation and amortization expense, as applicable, in addition to the corresponding GAAP measures. Presented below is a reconciliation of loss from continuing operations, which we believe to be the most comparable GAAP measure, to EBITDA from continuing operations (dollars in thousands):

	Year ended March 31,
	2006	2005

Loss from continuing operations, GAAP basis	$ (2,221)	$ (5,965)
Income tax expense (benefit)	54	(91)
Interest expense, net	1,173	65
Depreciation and amortization	1,484	1,356
EBITDA (loss) from continuing operations, non-GAAP basis	$ 490	$ (4,635)

During the years ended March 31, 2006 and 2005, the Company accepted capitated risk from two of its customers, Health Net and Aetna.

Health Net

The Company’s contract with Health Net, which had been in place since 1998 and represented the Company's largest contract in terms of revenues, covered certain of its members in the states of Connecticut, New York and New Jersey. The lines of business for these members included Medicare, Medicaid and commercial members, with the vast majority of the members residing in Connecticut. The Company’s services provided to these members included prior authorization of services to Skilled Nursing Facilities and Home Health agencies. The Company historically accepted capitated risk for these members. Capitated revenues related to this contract for the year ended March 31, 2004 were $43.4 million. In addition, the Company received a fee-for-service revenue for providing certain services that it did not receive a capitation PMPM fee. This fee for service revenue for the year ended March 31, 2004 was $8.3 million. This, the total revenues received from Health Net for the year ended March 31, 2004 was $51.7 million.

The medical loss ratio (“MLR”), which is defined as incurred claims divided by the related revenue, of the Health Net capitated risk business was 76.7% for the year ended March 31, 2004. We believe that this level of MLR generally produces sufficient margin to cover direct costs to administer the business and make a sufficient contribution to selling, general and administrative expenses in order to produce a profit. The Company realized a contribution margin from this contract for this period of $6.1 million.

Two events occurred subsequent to March 31, 2004 that resulted in the deterioration of this contract. First, the utilization rates of the Health Net members for the Company’s services increased. The average number of bed days for the biggest risk element of the Health Net contract increased 8% for the year ended March 31, 2005 as compared to the year ended March 31, 2004. Secondly, Health Net reduced the capitated PMPM rates it paid to the Company as of the contract’s renewal on January 1, 2005. Had the Health Net membership remained stable, the rate reduction alone would have resulted in decreased revenues of $2.25 million for the year ended March 31, 2005. However, Health Net also had a decrease in membership in certain accounts the Company served, which caused an even greater reduction in the Company’s revenues.

These factors resulted in the Health Net capitated MLR increasing from 76.7% for the year ended March 31, 2004 to 85.5% for the year ended March 31, 2005. Capitated revenues decreased from $43.4 million for the year ended March 31, 2004 to $39.0 million due to the declining membership base coupled with the rate decrease effective January 1, 2005. At the same time, utilization of our services increased. The contribution to overhead and profit from the Health Net contract decreased from $6.1 million for the year ended March 31, 2004 to $0.9 million for the year ended March 31, 2005.

During 2005, the Connecticut Insurance Department enacted legislation that raised capital requirements for all risk-bearing entities, which would have required the Company to commit approximately $13 million of capital to continue to take risk for the Health Net members in that state as of May 1, 2005. As this capital was not readily available, the Company and Health Net mutually agreed to convert the Connecticut contract from capitated risk to an Administrative Services Only (“ASO”) contract as of May 1, 2005. The Company continued to perform the same services under the contract as when the contract was on an at-risk basis, but the Company only received an administrative fee which excluded the cost of claims, causing a large reduction in its revenue.

On February 14, 2006, the Company signed a Transition Agreement with Health Net that was effective as of January 1, 2006. The transition, which was effectively completed as of April 30, 2006, resulted in the de-delegation of services back to Health Net. Certain of the staff who formerly serviced the Health Net contract were transferred to new contracts, and the remaining positions were eliminated.

As noted above, the Health Net Connecticut business converted to an ASO basis on May 1, 2005. As of January 1, 2006, the contracts for New York and New Jersey were also converted to ASO basis.

As part of the contract renewal as of January 1, 2005, the Company guaranteed to Health Net that it would reduce Health Net’s hospital costs by certain amounts during the 2005 calendar year, which would entitle the Company to a bonus if achieved. The Company increased its restricted cash at March 2005 by $938 thousand in escrow. The Company and Health Net recently reconciled the guarantee bonus data. The Company and Health Net signed a settlement agreement where Health Net agreed to pay a guarantee bonus of $1.2 million to the Company. The restricted cash was released back to operating cash in the year ended March 31, 2006. The $1.2 million of guarantee bonus revenue was recognized as fee-for-service revenue for the year ended March 31, 2006. The Company expects payment of the guarantee bonus from Health Net by September 30, 2006.

The following table represents the effects of the Health Net contract on revenues and contribution to overhead and profit for each of the three years ended March 31, 2006, 2005 and 2004:

	Year ended March 31, 2006	Year ended March 31, 2005	Year ended March 31, 2004
Health Net Revenues	$15.5 million	$45.0 million	$51.7 million
Health Net contribution to overhead and profit	$1.0 million (Includes $1.2 million of guarantee bonus revenue)	$0.9 million	$6.1 million

The contribution margins shown above are before consideration of the corporate overhead necessary to support this contract, such as executive staff, finance, actuarial, and similar costs. The contract with Health Net was terminated effective May 1, 2006. While there will be a decrease in revenues due to the termination of this contract, the Company expects no material adverse impact on net income.

Aetna

The Company entered into contracts with Aetna in July 2003 to provide post-acute services to certain of its members in the states of New York and New Jersey. The Company was compensated on an ASO basis when these contracts began. The Company received $1.8 million in ASO fees from Aetna for the period of July 2003 through March 2004.

Effective May 1, 2004, one Aetna contract converted from an ASO basis to a capitated risk basis. Another Aetna contract converted from an ASO basis to a capitated risk basis on January 1, 2005. The effects of these conversions resulted in the Company recording approximately $2.8 million in monthly capitation revenue associated with the Aetna contracts, instead of approximately $200 thousand in monthly ASO revenue as originally provided for under the contracts. Because the Company is at-risk for the claims under the capitation risk arrangement, it records incurred claims for the estimated incurred claims.

Because the Company was providing services to these Aetna members on an ASO basis for several months prior to the conversion of these contracts to a capitation risk arrangement, the Company believes it was able to accurately price its risk services when it did convert the contracts to an at-risk basis.

The following comparisons of the Company’s operating results refer to the financial data listed in the tables above.

Year ended March 31, 2006 compared to the year ended March 31, 2005

Capitation Revenue

The capitated revenue related to the Health Net contract decreased $32.9 million during the year ended March 31, 2006, when compared to the prior year, due primarily to converting from a risk contract to an ASO contract in Connecticut on May 1, 2005. Additional decreases were due to the rate decrease effective January 1, 2005 and the decrease in Health Net membership, each described above. The capitated revenue increase related to Aetna of $15.6 million was due to the conversion from an ASO basis to capitated risk for the New Jersey contract on January 1, 2005. These factors are explained in detail above. The net decrease in capitated revenue for the year ended March 31, 2006, when compared to the prior year, was $17.3 million.

Administrative and Fee Revenue

The increase in administration and fee revenue of $5.7 million during the year ended March 31, 2006, when compared to the prior year, was primarily the result of the conversion of the Health Net Connecticut contract from risk to Administration Services Only (“ASO”) on May 1, 2005, which added $6.3 million of ASO revenue that was not in the prior year. The conversion of the Aetna New Jersey contract from ASO to risk on January 1, 2005 resulted in a reduction of ASO revenue of $1.0 million. The Company added a new contract in July 2005 that resulted in $1.0 million of new ASO revenue during the year ended March 31, 2006. An additional new contract was also added in January 2006 that resulted in $97 thousand of new ASO revenue. Growth in other ASO contracts accounted for increased ASO revenue of $447 thousand as compared to the prior year. The Company realized a decrease in fee-for-service revenue of $1.1 million during the year ended March 31, 2006, when compared to the prior year primarily related to the decrease in demand related to the Health Net contract, which accounted for a decrease of $3.0 million. The revenues from Patient Infosystems' customers in place prior to the Merger, from the merger date of January 25, 2006 through March 31, 2006, added $1.8 million of revenue that was not in the prior year period.

Total Revenues

Total revenues for the year ended March 31, 2006 aggregated $54.7 million, a decrease of $11.5 million, or 17.4%, from the prior year. This decrease was the net result of the $29.5 million decrease in Health Net revenues, an increase of Aetna revenues of $14.6 million, revenues from new contracts of $1.1 million, revenues from the merger with PATY of $1.8 million and growth in other contracts of $0.5 million.

Direct Service Costs

The decrease in direct service costs of $15.2 million for the year ended March 31, 2006, when compared to the prior year, is a net result of several factors, including:

•

The Health Net capitated claims decreased $27.5 million due to the conversions from risk to ASO in Connecticut on May 1, 2005 and in New York and New Jersey on January 1, 2006, as described above. Additionally, the fee-for-service Health Net claims decreased an additional $2.7 million. Therefore, there was a total decrease in Health Net claims of $30.2 million compared to a decrease in Health Net revenues of $29.5 million. After taking into account that the revenue decrease is net of the $1.2 million of revenue recognized for the guarantee bonus discussed above, there was an improvement in the Health Net operating direct margin of revenues less claims equal to $1.9 million as a result of converting from risk to ASO.

•	The conversion of the Aetna contract in New Jersey on January 1, 2005 from ASO to risk, which increased capitated revenues of $15.6 million and resulted in an $11.9 million increase in claims.
•

Direct clinical expenses, which are the costs directly involved in providing clinical services to the members of the Company’s customers, increased by $2.9 million during the year ended March 31, 2006 when compared to the prior year. The majority of this increase is due to the $1.1 million of direct clinical expenses of PATY from the merger date of January 25, 2006 through March 31, 2006. Other increases are a result of the costs of implementing of the Company's new CCM product, which was used to manage the Health Net guarantee discussed above that resulted in a $1.2 million bonus payable to the Company.

Gross Profit

The net result of the contract conversions, the successful implementation of the CCM product that resulted in the $1.2 million of guarantee bonus and the merger with PATY was a 100% improvement, or $3.7 million, in gross profit during the year ended March 31, 2006, when compared to the prior year, as shown in the financial table above. The gross profit percentage increased from 5.6% for the year ended March 31, 2005 to 13.5% for the year ended March 31, 2006.

Selling, general and administrative expenses

SG&A decreased by $1.5 million during the year ended March 31, 2006, when compared to the prior year. This was primarily due to the following factors:

•

Severance and related charges incurred in connection with a reduction in force aggregated $558 thousand for the year ended March 31, 2005. During the year ended March 31, 2006, the Company effected a reduction-in-force related to the termination of the Health Net contract which resulted in the recognition of severance changes of $335 thousand. Therefore, the severance charges were $223 thousand less in the current year than in the prior year.

•

A total of $949 thousand of expenses were incurred in connection with a settlement with the State of Florida in the year ended March 31, 2005. No such expenses were incurred during the year ended March 31, 2006.

•

During the year ended March 31, 2005, the Company recorded $498 thousand of future rental payments related to the unoccupied warehouse space in its headquarters in Coral Springs, Florida, which it has been unable to sublease and for which there are no plans for future use. No such expenses were incurred during the year ended March 31, 2006.

•

During the year ended March 31, 2005, the Company entered into a separation agreement with its former president and chief operating officer. Under the terms of the separation agreement, this individual was granted a fully vested option to purchase shares of the Company’s common stock. The Company recognized approximately $200 thousand of compensation expense associated with this grant. The Company recognized $84 thousand of stock option compensation expense for certain stock options granted in the year ended March 31, 2006 for options issued with an exercise price below the fair value at grant date.

•	SG&A expenses for PATY from the merger date of January 25, 2006 through March 31, 2006 aggregated $653 thousand.

These factors resulted in a net decrease in SG&A of $1.1 million. The remaining decrease of $0.4 million is due primarily to increased control of operating expenses.

Depreciation and amortization expense

Depreciation and amortization expense related to fixed and intangible assets aggregated $1.5 million and $1.4 million for the years ended March 31, 2006 and 2005, respectively.

Interest Income (Expense), net

Interest income increased $167 thousand during the year ended March 31, 2006 when compared to the prior year due to the increase in restricted cash balances from $6.8 million at March 31, 2004 to $11.4 million at March 31, 2005 and back to $5.5 million at March 31, 2006.

Interest expense on the Company's line of credit with Comerica Bank (the "Line of Credit") increased $409 thousand during the year ended March 31, 2006 as compared to the prior year due to the increased loan balance to $8.0 million and the increase in interest rates, which increased from 6.75% at March 31, 2005 to 8.75% at March 31, 2006.

In connection with the guarantee of the Company's obligations under the Line of Credit by certain of its major stockholders, the Company issued certain warrants to purchase stock. These warrants are amortized to expense over the life of the loan and this amortization is recognized as interest expense. This amortization was $884 thousand during the year ended March 31, 2006. The offset to this expense is an increase in paid-in capital. Thus, there is no impact on stockholders’ equity (deficit) for this expense.

Loss From Continuing Operations

The loss from continuing operations improved from $6.0 million for the year ended March 31, 2005 to $2.2 million for the year ended March 31, 2006 for primarily the reasons described under "Gross Profit" above as well as the reduction in the selling, general and administration expenses.

Discontinued Operations

During the year ended March 31, 2005, the Company terminated its contractual relationship with Oxford Health Plans, or Oxford. Pursuant to the contract termination provisions, the Company performed under the terms of the contract through August 31, 2005. It has had no continuing involvement thereafter. Therefore, it accounts for its former contract with Oxford as discontinued operations.

The Oxford contract included risk sharing provisions and provided for an annual settlement after the conclusion of each contract year. Subsequent to March 31, 2005, Oxford submitted its calculation of the amount due from the Company for the contract year ended December 31, 2004, which included many matters which the Company believes are contrary to the terms of the contract, and it notified Oxford of the disputed items. Oxford does not agree with the Company’s position on these matters, and it drew down a $500,000 letter of credit that had been established for Oxford’s benefit pursuant to this contract. At March 31, 2005, the Company recorded a liability based on its estimate of the potential liability in the contractual dispute with Oxford for services rendered through March 31, 2005, should it not prevail in its position on the matter. At this time, we believe that we are adequately reserved for any additional amounts due to Oxford.

The Company also had remaining business during the years ended March 31, 2006 and 2005 related to the cessation of operations in the State of Texas during the year ended March 31, 2003. These operations are also accounted for as discontinued operations.

During the year ended March 31, 2006, the Company recognized income from discontinued operations of $290 thousand and recognized a loss from discontinued operations of $524 thousand for the year ended March 31, 2005.

Net loss and EBITDA

The conversion of the Health Net contract from an unprofitable risk contract to ASO, the Health Net guarantee bonus revenue of $1.2 million, the conversion of the Aetna New Jersey contract from ASO to a profitable risk contract and the reduction in selling, general and administrative expenses resulted in a reduction of the net loss for the year ended March

31, 2006 to $1.9 million from a net loss of $6.5 million for the year ended March 31, 2005.

The Company realized a positive EBITDA of $490 thousand for the year ended March 31, 2006, which was an improvement from the prior year by $5.1 million.

New Contracts

The Company has changed its focus from its traditional post-acute, capitated risk strategy to its new CCM product. It implemented its first CCM program on January 1, 2005. In July 2005, The Company implemented its second CCM customer.

The Company has already begun to experience benefits from the combined strengths and the expanded product offering of the resulting combination of CCS Consolidated with PATY. The Company has signed new contracts with the combined product offerings. In addition, it has certain proposals that appear to be well-received by its potential customers, although there can be no guarantee that they will ultimately result in new customers or profitable opportunities.

Liquidity and Capital Resources

Working Capital.

The Company had a working capital deficit at March 31, 2005 of $3.2 million. The Company recognized net losses for the years ended March 31, 2006 and 2005 of $1.9 million and $6.5 million, respectively. Due to historical losses, the Company has depended on capital infusions from its major investors and borrowings from a financial institution to fund its operations and to fund restricted deposits. If these additional funds were not available, the Company would likely have been required to reduce its operations or take other measures to curtail losses. PATY had cash and cash equivalents of $4.5 million when it merged with CCS Consolidated on January 25, 2006. On March 31, 2006, the Company had a surplus in working capital of $2.0 million. Accordingly, we do not believe we will need any further borrowings or raising of additional capital through March 31, 2007.

Capitated Risk Contracts.

In connection with taking capitated risk, the Company’s customers require it to provide letters of credit for their protection in case the Company does not have sufficient resources to pay the related claim liabilities. These letters of credit are generally collateralized by certificates of deposit and are shown on its financial statements as “Restricted cash available for current liabilities.” During the year ended March 31, 2005, the Company issued letters of credit to Aetna related to the conversions of the Aetna contracts discussed above to capitated risk and thereby increased restricted cash by $2.9 million. The Company also increased the restricted cash related to the Health Net contract by $1.6 million. While the Health Net contract in Connecticut converted from capitated risk to ASO on May 1, 2005 and the Health Net contracts in New York and New Jersey converted from capitated risk to ASO on January 1, 2006, the Company must continue to pay claims for many months after those dates for claims incurred prior to those dates. The Company has an arrangement with Health Net to release restricted cash as claims are paid. Accordingly, the Health Net restricted cash was reduced by $6.1 million during the year ended March 31, 2006. As of March 31, 2006, the Company had $1.5 million remaining in restricted cash related to the Health Net contract, which will be used to pay the remaining claim reserves related to Health Net capitated risk claims. We believe this amount is sufficient to pay these remaining claim obligations, although there can be no guarantee that the claims will not exceed the Company’s restricted cash balances.

Cash received from customers, as shown in the statement of cash flows, is generally less than revenues recorded, primarily due to the Aetna capitated risk contracts. In connection with these contracts, the Company records 100% of the capitated revenues and 100% of the capitated incurred claims. However, the Company does not pay all the claims. Aetna also pays a portion of the claims, and consequently retains cash to pay these claims. There are reconciliations to be performed for the claims Aetna paid for periods in time that is to be compared to the cash it retained. If Aetna pays less than the cash it retained, it will owe this amount to us. If Aetna pays more than the cash it retained, we will owe Aetna this excess.

Comerica Line of Credit.

The Company is a party to a Loan and Security Agreement with Comerica Bank ("Comerica") dated October 9, 2002, as amended on October 28, 2003, November 17, 2004 and January 12, 2006 (as so amended, the “Loan and Security Agreement”), pursuant to which it has an $8.0 million revolving line of credit (the "Line of Credit"). The Line of Credit bears interest at Comerica’s prime rate plus 1%, which was 8.75% and 6.75% at March 31, 2006 and 2005, respectively, and is scheduled to expire on June 30, 2007. The Line of Credit is collateralized by all of the Company’s tangible assets, including its investment in all of its subsidiaries. The satisfaction of the obligations of the Company under the Loan and Security Agreement are also guaranteed by certain of its subsidiaries. The satisfaction of the obligations of the Company under the Loan and Security Agreement are also guaranteed by certain of the former stockholders of CCS Consolidated who became stockholders of PATY upon the closing of the Merger. Under the terms of the guaranties, each such stockholder unconditionally and irrevocably guarantees prompt and complete payment of its pro rata share of the amount owed under the Line of Credit.

In exchange for delivering guaranties to Comerica to satisfy the obligations of the Company, in November 2004, these former stockholders of CCS Consolidated were issued warrants to purchase shares of capital stock of CCS Consolidated, which vested over time based on the outstanding balances under the Loan and Security Agreement. As part of the Merger, the unvested portion of these warrants was terminated and replaced by warrants to purchase shares of PATY’s common stock (the “Replacement Warrants”). Each of the Replacement Warrants has an exercise price of $0.003172 per share of PATY’s common stock. These Replacement Warrants vest through November 17, 2006 based on the outstanding balances under the Loan and Security Agreement. If the Replacement Warrants fully vest and are exercised in full for a cash payment of the aggregate exercise price, the holders of the Replacement Warrants will receive an aggregate of 3,152,141 shares of PATY common stock. These 3,152,141 shares of PATY common stock were issued into escrow at the closing of the merger with CCS Consolidated. To the extent that the Replacement Warrants do not vest, or are not exercised in full, the shares of PATY common stock underlying the Replacement Warrants will be released from escrow to all former stockholders of CCS Consolidated at the effective time of the merger in accordance with the Merger Agreement.

As of March 31, 2005, the principal balance outstanding under the Line of Credit was $6.2 million. During June 2005, the Company borrowed an additional $1.2 million under the Line of Credit, bringing the total amount outstanding to $7.4 million, and in December 2005, the Company borrowed the remaining $650 thousand available under the Line of Credit, such that the maximum amount of $8.0 million was outstanding at March 31, 2006.

The Loan and Security Agreement contains representations and warranties and affirmative and negative covenants that are customary for credit facilities of this type. The Loan and Security Agreement could restrict the Company’s ability to, among other things, sell certain assets, change its business, engage in a merger or change in control transaction, incur debt, pay cash dividends, make investments and encumber its assets. The Loan and Security Agreement also contains events of default that are customary for credit facilities of this type, including payment defaults, covenant defaults, insolvency type defaults and events of default relating to liens, judgments, material misrepresentations and the occurrence of certain material adverse events.

During the months of October and December 2005, the Company issued an aggregate of 3,588,562 shares of its common stock in a private placement (the “PIPE”) at an average price of $3.49 per share for gross proceeds of approximately $12.5 million. After paying related commissions and other offering costs, the net proceeds of the PIPE were approximately $10.8 million. The Company used $6.0 million of the net proceeds to retire its debt obligations under a credit facility in full. Pursuant to the terms of the PIPE, the Company is obligated to register the resale of the PIPE shares on behalf of the PIPE investors. Under the terms of the PIPE, the Company will incur financial penalties of 1% of the gross proceeds (approximately $120,000) per month if the effective date of the registration statement relating to these shares is delayed past March 1, 2006, and such penalties will accrue until such time as the registration statement is declared effective or the stock may be transferred under Rule 144.

The Company filed a registration statement with the SEC on Form SB-2 in May, 2006 to register the PIPE shares. This registration statement has not yet been declared effective by the SEC, although we expect it to be declared effective shortly after the filing of this annual report. Any further delays in the effectiveness of the registration statement could have a material adverse impact on the Company's financial condition and liquidity position.

Cash Flows.

The net cash used in operating activities for the year ended March 31, 2006 was $4 million. This was due primarily to the payment of Health Net related capitated risk claims. As noted above, there was a net reduction in restricted cash of $5.9 million, included in cash provided by investing activities, to pay for this use of cash and cash equivalents.

PATY had cash and cash equivalents of $4.5 million when it merged with CCS Consolidated on January 25, 2006. The Company incurred $1.2 million of expenses related to the merger, of which $0.7 million had been paid as of March 31, 2006.

The Company had $8.4 million of unrestricted cash and cash equivalents at March 31, 2006. Of this amount, $1.4 million was for revenue received in advance for future periods. Future short-term cash needs related to liabilities accrued at March 31, 2006 include severance liabilities of $0.6 million, unpaid merger related costs of $0.5 million and $1.1 million of accrued payroll.

Inflation

Inflation did not have a significant impact on the Company’s operations during 2006 and 2005. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”), which replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 was adopted by the Company as of April 1, 2006. We do not expect adoption of the provisions of SFAS No. 154 to have a material impact on our consolidated financial statements, results of operations or liquidity.

In December 2004, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 123(Revised), “Share-Based Payment” (“SFAS No.123(R)”), establishing accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments, or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based stock awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123(R) replaces existing requirements under SFAS No. 123, “Accounting for Stock-Based Compensation,” and eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25. SFAS 123(R) was adopted by the Company on April 1, 2006. We do not expect the adoption of SFAS 123(R) to have a material impact on our consolidated financial statements, results of operations or liquidity.

Item 7.	Financial Statements.

The Company’s consolidated financial statements, together with the reports thereon by the Company’s independent registered public accounting firm, begin on page F-1 of this Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of its Chief Executive Officer and its Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures as of March 31, 2006. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13-15(e) and 15(d)-15(e) under the Securities and Exchange Act of 1934) were effective for the recording, processing, summarizing and reporting the information that the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 8B. Other Information.

On June 23, 2006, the Company entered into employment agreements with Ileana Welte, Ann Boughtin and Rex Dendinger II, and amended its employment agreement with Kent Tapper each of whom are executive officers of the Company.  The material terms of each of these agreements are set forth in Item 10 below.  The Company has filed each of these agreements as exhibits to this annual report in lieu of filing a Current Report on Form 8-K with respect to these employment agreements.

Item 9.	Directors and Executive Officers of the Registrant

MANAGEMENT

The names, ages and positions of our current directors and executive officers as of June 27, 2006 are as follows:

Name	Age	Position
Chris E. Paterson	45	President and Chief Executive Officer
Glen A. Spence	51	Executive Vice President and Chief Financial Officer
M. Ileana Welte	49	Senior Vice President and Chief Marketing Officer
Ann M. Boughtin	53	Executive Vice President and Chief Operating Officer
Rex M. Dendinger II	53	Senior Vice President and Chief Information Officer
Roger Louis Chaufournier	48	President and Chief Executive Officer, Provider Improvement Subsidiary
Christine St. Andre	55	Chief Operating Officer, Provider Improvement Subsidiary
Kent A. Tapper	49	Vice President, Finance, Sarbanes-Oxley and SEC Compliance
Marc L. Pacala	50	Director
Albert S. Waxman, Ph.D.	65	Chairman and Director
Daniel C. Lubin	46	Director
Derace L. Schaffer, M.D.	58	Director
John Pappajohn	77	Vice Chairman and Director

There are no familial relationships among our directors and/or officers. Directors hold office until the next annual meeting of our stockholders and until their respective successors have been elected and qualified.

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

Roger Louis Chaufournier, 48. As of January 25, 2006, Mr. Chaufournier will serve as the President and Chief Executive Officer of Patient Infosystems’ provider improvement subsidiary. Mr. Chaufournier had been the Chief Executive Officer of Patient Infosystems since April 1, 2000 and President between April 1, 2000 and October 27, 2004 and was a member of the Board of Directors from November 2004 to January 25, 2006. Prior to joining Patient Infosystems, Mr. Chaufournier was President of the STAR Advisory Group, a healthcare consulting firm he founded in 1998. From August 1996 to July 1999, Mr. Chaufournier was the Chief Operating Officer of the Managed Care Assistance Company, a company that developed and operated Medicaid health plans. Managed Care Assistance Company filed for protection under the federal bankruptcy laws in June 2000. From 1993 to 1996, Mr. Chaufournier was Assistant Dean for Strategic Planning for the Johns Hopkins University School of Medicine. In addition, Mr. Chaufournier spent twelve years in progressive leadership positions with the George Washington University Medical Center from 1981 to 1993.

Christine St. Andre, 55. As of January 25, 2006, Ms. St. Andre will serve as the Chief Operating Officer of Patient Infosystems’ provider improvement subsidiary. Ms. St. Andre had been the Executive Vice President and Chief Operating Officer of Patient Infosystems since June 5, 2000, and President since October 27, 2004. Ms. St. Andre has more than 20 years experience managing complex healthcare organizations. From 1994 to 2000, Ms. St. Andre was Chief Executive Officer for the University of Utah Hospitals and Clinics. Prior to 1994, Ms. St. Andre served as Chief Executive Officer of George Washington University Medical Center. Ms. St. Andre’s career in healthcare began in the area of information technology at the Thomas Jefferson University.

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

Derace L. Schaffer, M.D., 58. Dr. Schaffer has been a director of Patient Infosystems since its inception in February 1995 and served as Chairman of the Board of Directors until November 2004. Dr. Schaffer is the founder and CEO of the Lan Group, a venture capital firm specializing in healthcare and high technology investments which position he has held for more than the last five years. He also serves as a director for the following public companies: Healthcare Acquisition Corporation, American Caresource Holdings, Inc. and Allion Healthcare, Inc. He received his postgraduate radiology training at Harvard Medical School and Massachusetts General Hospital, where he served as Chief Resident. Dr. Schaffer is Clinical Professor of Radiology at the Cornell Medical School.

John Pappajohn, 77. Mr. Pappajohn has been a director of Patient Infosystems since its inception in February 1995, and served as its Secretary and Treasurer from inception through May 1995. Since 1969, Mr. Pappajohn has been the sole owner of Pappajohn Capital Resources, a venture capital firm and President of Equity Dynamics, Inc., a financial consulting firm, both located in Des Moines, Iowa. He also serves as a director for the following public companies: Healthcare Acquisition Corporation, American Caresource Holdings, Inc., Allion Healthcare, Inc., MC Informatics, Inc. and Pace Health Management Systems, Inc. He also serves as Chairman for Healthcare Acquisition Corporation.

AUDIT COMMITTEE

The Audit Committee, which held five meetings during the period from April 1, 2005 through March 31, 2006,

periodically reviews the Company's auditing practices and procedures, makes recommendations to management or to the Board of Directors as to any changes to such practices and procedures deemed necessary from time to time to comply with applicable auditing rules, regulations and practices, reviews all Form 10-KSB Annual and 10-QSB interim reports and recommends independent auditors for the Company to be elected by the stockholders.

During the period from April 1, 2005 to January 24, 2006, the Audit Committee consisted of Robert Kaufman, Edward Berger and Donald Ryan and had one “audit committee financial expert” as defined by Item 401(e) of Regulation S-B under the Securities Exchange Act of 1934, Robert Kaufman, who was “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934. However, in connection with the Merger, Messrs. Kaufman, Berger and Ryan each resigned from the Company's board of directors effective as of January 25, 2006. Subsequent to the Merger, John Pappajohn, Derace Schaffer, M.D. and Daniel Lubin, were appointed to the Audit Committee, and each has served in such capacity from January 25, 2006 though the date of this annual report. John Pappajohn has been designated as an “audit committee financial expert” as defined by SEC rules. As contemplated by the Stockholders Agreement entered into in connection with the Merger, two additional directors may be added to the Company's board of directors, which individuals must be unanimously approved by the other five members of the Company's board of directors. These additional directors have not yet been appointed, but if and when they are appointed, the Company expects that at least one of such individuals will be appointed to the Audit Committee.

The Audit Committee meets with the Company's independent auditors quarterly and reviews the scope of the audit performed by the Company's independent auditors. The Audit Committee and the Company's independent auditors review the Company's accounting principles and internal accounting controls.

SECTION 16(a) BENEFICIAL

OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities (who are referred to as “Reporting Persons”), to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based on a review of the copies of reports furnished to the Company, the Company believes that during the fiscal year ended March 31, 2006 all filing requirements applicable to its officers, directors and ten percent beneficial owners were met, except for one Form 3 that was filed one day late by Albert Waxman, a director of the Company, reporting the securities of the Company acquired as a result of the Merger.

CODE OF ETHICS

The Board of Directors of the Company has adopted a code of ethics (Exhibit 14.1 to this Form 10-KSB) which defines the ethical principles which govern the conduct of all senior officers. Such senior officers include the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and Principal Accounting Officer.

Item 10. Executive Compensation.

The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company and its subsidiaries for the fiscal year ended March 31, 2006 and each of the fiscal years ended December 31, 2005, 2004 and 2003 for each person who served as the Company's Chief Executive Officer during the fiscal year ended March 31, 2006 and the executive officers of the Company who received compensation in excess of $100,000 during the fiscal year ended March 31, 2006 (collectively the “Named Executive Officers”), and certain other executive officers of the Company. Subsequent to December 31, 2005, the Company changed its fiscal year end to March 31. Accordingly, information for the period from April 1, 2005 to December 31, 2005 has been included in both the line items labeled "2006" and "2005".

Summary Compensation Table

			Annual Compensation
					Securities
					Underlying
Name and Principal Position	Year		Salary	Bonus	Options / SARs
Chris E. Paterson, Ph.D, President and Chief Executive Officer (*)	2006	(a)	$ 47,077	$ -	1,017,666
Roger L. Chaufournier, Former Chief Executive Officer (*)	2006 2005 2004 2003	(b)	278,969 268,790 250,007 219,611	- - 50,000 25,385	325,000 - 400,000 -
Ann M. Boughtin, Executive Vice President and Chief Operating Officer	2006	(c)	42,385	-	-
Glen A. Spence, Executive Vice President and Chief Financial Officer	2006	(d)	40,486	-	254,416
M. Ileana Welte, Senior Vice President and Chief Marketing Officer	2006	(e)	33,231	-	127,208
Rex M. Dendinger II, Senior Vice President and Chief Information Officer	2006	(f)	31,015	-	-
Christine St. Andre, Former President and Chief Operating Officer	2006 2005 2004 2003	(g)	224,888 217,258 200,016 184,050	- - 40,000 22,212	150,000 - 200,000 -
Kent A. Tapper, Vice President, Finance	2006 2005 2004 2003	(h)	172,102 163,697 127,934 124,154	- - 30,000 14,913	100,000 - 125,000 -

____________________

(*)	Named Executive Officer
(a)

Dr. Paterson became the President and Chief Executive Officer of the Company on the merger date of January 25, 2006. Dr. Paterson's base pay is $250,000 per annum. Dr. Paterson held options to purchase common stock of CCS Consolidated which were assumed by the Company and converted into an option to purchase up to 1,017,666 shares of the Company's common stock.

(b)

Mr. Chaufournier served as Chief Executive Officer of the Company until January 25, 2006, at which time he became President and CEO of Innovacare, the Company's provider improvement division. On January 25, 2006, options held by Mr. Chaufournier to purchase up to 433,332 shares of our common stock were canceled in exchange for a warrant to purchase up to 325,000 shares of our common stock at an exercise price equal to $0.95 per share.

(c)	Ms. Boughtin became the Executive Vice President and Chief Operating Officer of the Company on the merger date of January 25, 2006. Ms. Boughtin's base pay is $215,000 per annum.
(d)

Mr. Spence became the Executive Vice President and Chief Financial Officer of the Company on the merger date of January 25, 2006. Mr. Spence's base pay is $215,000 per annum. Mr. Spence held an option to purchase common stock of CCS Consolidated which was assumed by the Company and converted into an option to purchase up to 254,416 shares of the Company's common stock.

(e)

Ms. Welte became the Senior Vice President and Chief Marketing Officer of the Company on the merger date of January 25, 2006. Ms. Welte's base pay is $180,000 per annum. Ms. Welte held an option to purchase common stock of CCS Consolidated which was assumed by the Company and converted into an option to purchase up to 127,208 shares of the Company's common stock.

(f)	Mr. Dendinger became the Senior Vice President and Chief Information Officer of the Company on the merger date of January 25, 2006. Mr. Dendinger's base pay is $168,000 per annum.
(g)

Ms. St. Andre served as President and Chief Operating Officer of the Company until January 25, 2006, at which time she became the Chief Operating Officer of Innovacare, the Company’s provider improvement division. On January 25, 2006, options held by Ms. St. Andre to purchase up to 200,000 shares of our common stock were canceled in exchange for a warrant to purchase up to 150,000 shares of our common stock an exercise price of $0.95 per share.

(h)

Mr. Tapper served as Vice President, Financial Planning of the Company until January 25, 2006, at which time he became the Vice President of Finance, Sarbanes-Oxley and SEC Compliance. On January 25, 2006, options held by Mr. Tapper to purchase up to 133,333 shares of our common stock were canceled in exchange for a warrant to purchase up to 100,000 shares of our common stock an exercise price of $0.95 per share.

Option Grants in Last Fiscal Year

The following table shows individual stock option grants made during the fiscal year ended March 31, 2006 to our executive officers:

	Individual Grants
Name	Number of Securities Underlying Options Granted (#)(1)	Percentage of Total Options Granted to Employees in Fiscal Year (%)	Exercise or Base Price ($/per Share)	Expiration Date	Market Price on Date of Grant ($/per Share)
Chris E. Paterson	1,017,666	72.7	0.2337	4/18/15	$1.06
Glen A. Spence	254,416	18.2	0.2337	4/18/15	$1.06
M. Ileana Welte	127,208	9.1	0.2337	4/18/15	$1.06

(1)          Each stock option granted by the Company during the fiscal year ended March 31, 2006 has a maximum term of ten years from the date of grant, subject to earlier termination upon the optionee’s cessation of service to us. Each such stock option granted by the Company represents the assumption, in connection with the merger with CCS Consolidated, of an option previously granted to the optionee to purchase common stock of CCS Consolidated. The number of shares of the Company’s common stock underlying each assumed option, and the exercise price of $0.2337 per share of the Company's common stock, was calculated based upon the exchange ratio in connection with the merger. Each such stock option was accelerated in part so that it was 25% vested as of the merger closing date of January 25, 2006 and shall vest in 36 equal monthly installments thereafter.

Aggregated Option Exercises

and Option Values on March 31, 2006 and the Fiscal Year Then Ended

The following table sets forth certain information regarding unexercised options held by the executive officers listed in the foregoing tables at March 31, 2006 and grants of options during the fiscal year ended March 31, 2006 to these individuals. The tables do not give effect to grants of options that occurred after March 31, 2006. For additional information with respect to these grants, see “Stock Option Plan,” below.

	Shares acquired on	Value realized	Number of securities underlying unexercised options at		Value of unexercised in-the-money options at
	exercise (#)	($)	March 31, 2006(#)		March 31, 2006($)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Chris E. Paterson, Ph.D	-	$ -	296,820	720,846	$ 366,955	$ 891,173
Roger L. Chaufournier	-	-	325,000	-	401,793	-
Ann M. Boughtin	-	-	-	-	-	-
Glen A. Spence	-	-	74,205	180,211	91,739	222,793
M. Ileana Welte	-	-	37,102	90,106	45,869	111,397
Rex M. Dendinger II	-	-	-	-	-	-
Christine St. Andre	25,000	50,125	150,000	-	185,433	-
Kent Tapper	-	-	100,000	-	123,629	-

Compensation of Directors

The Company’s directors do not receive compensation pursuant to any standard arrangement for their services as directors. All directors are reimbursed for expenses incurred in connection with attending meetings, including travel expenses to such meetings.

The Company’s non-employee directors were previously eligible to participate in Patient Infosystems’ Stock Option Plan. However, the Stock Option Plan expired in accordance with its terms during 2005, and no further grants may be made from such plan. With respect to prior grants made pursuant to the Stock Option Plan, non-employee directors received a one-time grant of a non-qualified stock option to purchase 36,000 shares of common stock at an exercise price equal to the fair market value per share on the date of their initial election to the board of directors. Such non-qualified stock options vest as to 20% of the option grant on the first anniversary of the grant, and 20% on each subsequent anniversary. The option is exercisable only during the non-employee director’s term and automatically expires on the date such director’s service terminates. Upon the occurrence of a change of control, as defined in the Stock Option Plan, all outstanding unvested options immediately vest.

Employment Agreements

As part of, and effective upon, the merger with CCS Consolidated in January 2006, the Company entered into employment agreements with each of Chris Paterson, Glen Spence, Roger Chaufournier, Christine St. Andre and Kent Tapper. During June 2006, the Company entered into employment agreements with each of Ileana Welte, Ann Boughton and Rex Dendinger. The material terms of each of these agreements are described below.

Chris Paterson

Under the terms of Dr. Paterson’s employment agreement, he is employed in the capacity of president and chief executive officer of the Company. His employment agreement has an initial one year term, which automatically renews for additional one-year periods unless earlier terminated by the Company or Dr. Paterson. Dr. Paterson’s base salary under the employment agreement is $250,000 per year, and Dr. Paterson is eligible for a discretionary calendar year bonus in an amount up to 50% of his base salary, subject to his achievement of mutually agreed upon performance goals. In addition, Dr. Paterson is eligible for any other bonus payments as may be awarded by the Company’s board of directors. Dr. Paterson’s options to purchase shares of CCS Consolidated common stock were assumed by the Company at the closing of the Merger, and the vesting of such options was partially accelerated so that one quarter of the shares underlying the options were vested as of the closing of the Merger, with the remainder vesting in 36 equal monthly installments over the next three years. Dr. Paterson is also eligible to receive options to purchase shares of the Company’s common stock under the Company’s stock option plans on the same basis as similarly situated employees. The decision to grant any such options and the terms of such options will be within the discretion of the Company’s board of directors.

In the event that Dr. Paterson’s employment is terminated by the Company “without cause” or by Dr. Paterson for “good reason” (each as defined in his employment agreement), subject to Dr. Paterson’s entering into and not revoking a separation agreement and release in a form acceptable to the Company, Dr. Paterson will be entitled to receive: (i) severance payments equal to his then applicable base salary for a period of twelve months; (ii) a pro rated portion of any annual bonus that he would have received had he remained employed through the calendar year for which the bonus is calculated; and (iii) if he timely elects and remains eligible for continued coverage under COBRA, that portion of the COBRA premiums that the Company was paying prior to the date of termination for as long as he is receiving severance payments under the employment agreement (or until he is eligible for health care coverage under another employer’s plan, whichever period is shorter).

Glen Spence

Under the terms of Mr. Spence’s employment agreement, he is employed in the capacity of chief financial officer of the Company. His employment agreement has an initial one year term, which automatically renews for additional one-year periods unless earlier terminated by the Company or Mr. Spence. Mr. Spence’s base salary under the employment agreement is $215,000 per year, and Mr. Spence is eligible for a discretionary calendar year bonus in an amount up to 20% of his base salary, subject to his achievement of mutually agreed upon performance goals. In addition, Mr. Spence is eligible for any other bonus payments as may be awarded by the Company’s board of directors. Certain of Mr. Spence’s options to purchase shares of CCS Consolidated common stock were assumed by the Company at the closing of the Merger, and the vesting of such options was partially accelerated so that one quarter of the shares underlying the options were vested as of the closing of the Merger, with the remainder vesting in 36 equal monthly installments over the next three years. Mr. Spence is also eligible to receive options to purchase shares of the Company’s common stock under the Company’s stock option plans on the same basis as similarly situated employees. The decision to grant any such options and the terms of such options will be within the discretion of the Company’s board of directors.

In the event that Mr. Spence’s employment is terminated by the Company “without cause” or by Mr. Spence for “good reason” (each as defined in his employment agreement), subject to Mr. Spence’s entering into and not revoking a separation agreement and release in a form acceptable to the Company, Mr. Spence will be entitled to receive: (i) severance payments equal to his then applicable base salary for a period of six months; (ii) a pro rated portion of any annual bonus that he would have received had he remained employed through the calendar year for which the bonus is calculated; and (iii) if he timely elects and remains eligible for continued coverage under COBRA, that portion of the COBRA premiums that the Company was paying prior to the date of termination for as long as he is receiving severance payments under the employment agreement (or until he is eligible for health care coverage under another employer’s plan, whichever period is shorter).

Ileana Welte

Under the terms of Ms. Welte’s employment agreement, she is employed in the capacity of chief clinical officer and senior vice president of the Company. Her employment agreement has an initial one year term, which automatically renews for additional one-year periods unless earlier terminated by the Company or Ms. Welte. Ms. Welte’s base salary under the employment agreement is $180,000 per year, and Ms. Welte is eligible for a discretionary calendar year bonus in an amount up to 20% of her base salary, subject to her achievement of mutually agreed upon performance goals. In addition, Ms. Welte is eligible for any other bonus payments as may be awarded by the Company’s board of directors. Ms. Welte’s options to purchase shares of CCS Consolidated common stock were assumed by the Company at the closing of the Merger, and the vesting of such options was partially accelerated so that one quarter of the shares underlying the options were vested as of the closing of the Merger, with the remainder vesting in 36 equal monthly installments over the next three years. Ms. Welte is also eligible to receive options to purchase shares of the Company’s common stock under the Company’s stock option plans on the same basis as similarly situated employees. The decision to grant any such options and the terms of such options will be within the discretion of the Company’s board of directors.

In the event that Ms. Welte’s employment is terminated by the Company “without cause” or by Ms. Welte for “good reason” (each as defined in her employment agreement), subject to Ms. Welte’s entering into and not revoking a separation agreement and release in a form acceptable to the Company, Ms. Welte will be entitled to receive: (i) severance payments equal to her then applicable base salary for a period of six months; (ii) a pro rated portion of any annual bonus that she would have received had she remained employed through the calendar year for which the bonus is calculated; and (iii) if she timely elects and remains eligible for continued coverage under COBRA, that portion of the COBRA premiums that the Company was paying prior to the date of termination for as long as she is receiving severance payments under the employment agreement (or until she is eligible for health care coverage under another employer’s plan, whichever period is shorter).

Ann Boughtin

Under the terms of Ms. Boughtin’s employment agreement, she is employed in the capacity of chief operating officer and executive vice president of the Company. Her employment agreement has an initial one year term, which automatically renews for additional one-year periods unless earlier terminated by the Company or Ms. Boughtin. Mr. Boughtin’s base salary under the employment agreement is $215,000 per year, and Ms. Boughtin is eligible for a discretionary calendar year bonus in an amount up to 20% of her base salary, subject to her achievement of mutually agreed upon performance goals. In addition, Ms. Boughtin is eligible for any other bonus payments as may be awarded by the Company’s board of directors. Ms. Boughtin is also eligible to receive commissions pursuant to the Company’s commission plan, in accordance with the terms and conditions of that plan. Ms. Boughtin is also eligible to receive options to purchase shares of the Company’s common stock under the Company’s stock option plans on the same basis as similarly situated employees. The decision to grant any such options and the terms of such options will be within the discretion of the Company’s board of directors.

In the event that Ms. Boughtin’s employment is terminated by the Company “without cause” or by Ms. Boughtin for “good reason” (each as defined in her employment agreement), subject to Ms. Boughtin’s entering into and not revoking a separation agreement and release in a form acceptable to the Company, Ms. Boughtin will be entitled to receive: (i) severance payments equal to her then applicable base salary for a period of six months; (ii) a pro rated portion of any annual bonus that she would have received had she remained employed through the calendar year for which the bonus is calculated; and (iii) if she timely elects and remains eligible for continued coverage under COBRA, that portion of the COBRA premiums that the Company was paying prior to the date of termination for as long as she is receiving severance payments under the employment agreement (or until she is eligible for health care coverage under another employer’s plan, whichever period is shorter).

Rex Dendinger III

Under the terms of Mr. Dendinger’s employment agreement, he is employed in the capacity of chief information officer and senior vice president of the Company. His employment agreement has an initial one year term, which automatically renews for additional one-year periods unless earlier terminated by the Company or Mr. Dendinger. Mr. Dendinger’s base salary under the employment agreement is $168,000 per year, and Mr. Dendinger is eligible for a discretionary calendar year bonus in an amount up to 20% of his base salary, subject to his achievement of mutually agreed upon performance goals. In addition, Mr. Dendinger is eligible for any other bonus payments as may be awarded by the Company’s board of directors. Mr. Dendinger is also eligible to receive options to purchase shares of the Company’s common stock under the Company’s stock option plans on the same basis as similarly situated employees. The decision to grant any such options and the terms of such options will be within the discretion of the Company’s board of directors.

In the event that Mr. Dendinger’s employment is terminated by the Company “without cause” or by Mr. Dendinger for “good reason” (each as defined in his employment agreement), subject to Mr. Dendinger’s entering into and not revoking a separation agreement and release in a form acceptable to the Company, Mr. Dendinger will be entitled to receive: (i) severance payments equal to his then applicable base salary for a period of six months; (ii) a pro rated portion of any annual bonus that he would have received had he remained employed through the calendar year for which the bonus is calculated; and (iii) if he timely elects and remains eligible for continued coverage under COBRA, that portion of the COBRA premiums that the Company was paying prior to the date of termination for as long as he is receiving severance payments under the employment agreement (or until he is eligible for health care coverage under another employer’s plan, whichever period is shorter).

Roger Chaufournier

Under the terms of Mr. Chaufournier’s employment agreement, he is employed in the capacity of President of the Company’s provider improvement division, reporting to the chief executive officer of the Company. His employment agreement has an initial one year term, which automatically renews for additional one-year periods unless earlier terminated by the Company or Mr. Chaufournier. Mr. Chaufournier’s base salary under the employment agreement is $262,500 per year, and Mr. Chaufournier is eligible for a calendar year bonus if the Company’s board of directors determines in its sole reasonable discretion that the earnings before charges for interest, taxes, depreciation and amortization (“EBITDA”) for the Company’s provider improvement division for the year has exceeded $1,000,000, and Mr. Chaufournier remains employed by the Company through the end of the calendar year. If both these conditions are met, Mr. Chaufournier’s bonus shall be equal to a percentage of such EBITDA as follows:

•	12% of the EBITDA of the provider improvement division over $1,000,000 but less than $2,000,000;

•	18% of the EBITDA of the provider improvement division over $2,000,000 but less than $3,000,000;

•	24% of the EBITDA of the provider improvement division over $3,000,000 but less than $4,000,000; and

•	30% of the EBITDA of the provider improvement division over $4,000,000.

In addition, Mr. Chaufournier is eligible to receive options to purchase shares of the Company’s common stock under the Company’s stock option plans on the same basis as similarly situated employees. The decision to grant any such options and the terms of such options will be within the discretion of the Company’s board of directors.

In the event that Mr. Chaufournier’s employment is terminated by the Company “without cause” or by Mr. Chaufournier for “good reason” (each as defined in his employment agreement), subject to Mr. Chaufournier’s entering into and not revoking a separation agreement and release in a form acceptable to the Company, Mr. Chaufournier will be entitled to receive: (i) severance payments equal to his then applicable base salary for a period of twelve months; (ii) a pro rated portion of any annual bonus that he would have received had he remained employed through the calendar year for which the bonus is calculated; and (iii) if he timely elects and remains eligible for continued coverage under COBRA, that portion of the COBRA premiums that the Company was paying prior to the date of termination for as long as he is receiving severance payments under the employment agreement (or until he is eligible for health care coverage under another employer’s plan, whichever period is shorter).

Christine St. Andre

Under the terms of Ms. St. Andre’s employment agreement, she is employed in the capacity of Chief Operating Officer of the Company’ provider improvement division. Her employment agreement has an initial one year term, which automatically renews for additional one-year periods unless earlier terminated by the Company or Ms. St. Andre. Ms. St. Andre’s base salary under the employment agreement is $210,000 per year, and Ms. St. Andre will be eligible for a calendar year bonus if the Company’s board of directors determines in its sole reasonable discretion that the EBITDA for the provider improvement division for the year has exceeded $1,000,000, and Ms. St. Andre remains employed by the Company through the end of the calendar year. If both these conditions are met, Ms. St. Andre’s bonus shall be equal to a percentage of such EBITDA as follows:

•	8% of the EBITDA of the provider improvement division over $1,000,000 but less than $2,000,000;

•	12% of the EBITDA of the provider improvement division over $2,000,000 but less than $3,000,000;

•	16% of the EBITDA of the provider improvement division over $3,000,000 but less than $4,000,000; and

•	20% of the EBITDA of the provider improvement division over $4,000,000.

In addition, Ms. St. Andre is eligible to receive options to purchase shares of the Company’s common stock under the Company’s stock option plans on the same basis as similarly situated employees. The decision to grant any such options and the terms of such options will be within the discretion of the Company’s board of directors.

In the event that Ms. St. Andre’s employment is terminated by the Company “without cause” or by Ms. St. Andre for “good reason” (each as defined in her employment agreement), subject to Ms. St. Andre’s entering into and not revoking a separation agreement and release in a form acceptable to the Company, Ms. St. Andre will be entitled to receive: (i) severance payments equal to her then applicable base salary for a period of twelve months; (ii) a pro rated portion of any annual bonus that she would have received had she remained employed through the calendar year for which the bonus is calculated; and (iii) if she timely elects and remains eligible for continued coverage under COBRA, that portion of the COBRA premiums that the Company was paying prior to the date of termination for as long as she is receiving severance payments under the employment agreement (or until she is eligible for health care coverage under another employer’s plan, whichever period is shorter).

Kent Tapper

Under the terms of Mr. Tapper’s employment agreement, he is employed in the capacity of Vice President of Finance, Sarbanes-Oxley and SEC Compliance, reporting to the chief financial officer of the Company. His employment agreement has an initial one year term, which automatically renews for additional one-year periods unless earlier terminated by the Company or Mr. Tapper. Mr. Tapper’s base salary under the employment agreement is $175,000 per year, and Mr. Tapper is eligible for any other bonus payments as may be awarded by the Company’s board of directors. In addition, Mr. Tapper is eligible to receive options to purchase shares of the Company’s common stock under the Company’s stock option plans on the same basis as similarly situated employees. The decision to grant any such options and the terms of such options will be within the discretion of the Company’s board of directors. Mr. Tapper will be responsible for temporary living accommodations in the Coral Springs, Florida area by the end of July 2006, and the Company has agreed to pay travel and commuting expenses. In addition the, Company will pay up to $10,000 in expenses for temporary living accommodations plus amounts associated with income taxes thereon. In the event that Mr. Tapper terminates his employment with the Company within one year after his relocation to Florida, Mr. Tapper will be required to repay a prorated portion of such relocation costs.

In the event that Mr. Tapper’s employment is terminated by the Company “without cause” or by Mr. Tapper for “good reason” (each as defined in his employment agreement), subject to Mr. Tapper’s entering into and not revoking a separation agreement and release in a form acceptable to the Company, Mr. Tapper will be entitled to receive: (i) severance payments equal to his then applicable base salary for a period of six months; (ii) a pro rated portion of any annual bonus that he would have received had he remained employed through the calendar year for which the bonus is calculated; and (iii) if he timely elects and remains eligible for continued coverage under COBRA, that portion of the COBRA premiums that the Company was paying prior to the date of termination for as long as he is receiving severance payments under the employment agreement (or until he is eligible for health care coverage under another employer’s plan, whichever period is shorter).

STOCK OPTION PLANS

All stock options outstanding as of March 31, 2006 were granted under the Company's Amended and Restated Stock Option Plan adopted by the board of directors and stockholders in 1995, which expired in 2005 on the tenth anniversary of its adoption (the "Original Plan") or the CCS Consolidated, Inc. 2005 Equity Incentive Plan, which was assumed by the Company on January 25, 2006 as part of the Merger (the “CCS Plan" and collectively the “Plans"). As of March 31, 2006, 1,847,367 shares of the Company's common stock are reserved for issuance under the Plans. No new grants can be made under the Original Plan.

As of March 31, 2006, options to acquire 1,847,367 shares of common stock were outstanding to employees and directors of the Company. The following table sets forth information regarding the number of options outstanding and the exercise price of these options.

Number of Options Outstanding at March 31, 2006	Exercise Price
1,399,290	$ 0.23
4,166	2.25
315,000	2.28
118,700	2.80
6,297	16.50
2,500	22.56
706	29.26
708	33.00
1,847,367

Under the terms of the Original Plan, all outstanding options immediately vest upon a change of control event. A qualifying change of control event did occur on January 25, 2006, and all options granted under the Original Plan became vested on that date.

All outstanding options granted under the CCS Plan were 25% vested as of January 25, 2006, the date of the Merger, and vest monthly thereafter in 36 equal installments.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

OWNERS AND MANAGEMENT

The information required to be provided by Item 201(d) of Regulation S-B has been provided in Item 5 of this Form 10-KSB and is incorporated herein by reference.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of June 27, 2006, by

•	each person we know to be the beneficial owner of 5% or more of our outstanding shares of common stock;

•

each person who served as the Company’s Chief Executive Officer during the fiscal year ended March 31, 2006, and the other executive officers of the Company who received compensation in excess of $100,000 during the fiscal year ended March 31, 2006, whom we refer to as the Named Executive Officers;

•	each current director and executive officer of the Company; and

•	all executive officers and directors of the Company as a group.

Percentages are based on a total of 67,538,976 shares of common stock outstanding as of June 27, 2006. Unless otherwise indicated, the address of each listed stockholder is c/o Patient Infosystems, 12301 N.W. 39th Street, Coral Springs, Florida, 33065.

	Shares Beneficially	Percentage Beneficially
Beneficial Owner	Owned	Owned
Executive Officers and Directors
Marc L. Pacala(2) (15)	15,009,324	22.0%
Albert S. Waxman(3)	9,447,075	14.0%
John Pappajohn(4)(15)	8,419,957	12.5%
Daniel C. Lubin(5)(15)	6,540,131	9.7%
Derace L. Schaffer, M.D.(6)	1,169,947	1.7%
Chris E. Paterson(8)**	1,017,666	1.5%
Roger L. Chaufournier(7)**	325,000	(1)
Glen A. Spence(11)*	254,416	(1)
Christine St. Andre(9)	175,000	(1)
M. Ileana Welte(12)*	127,208	(1)
Kent A. Tapper(10)	103,008	(1)
Ann M. Boughtin*	-	(1)
Rex M. Dendinger II*	-	(1)

All directors and executive officers as a group (13 persons) (16)	41,764,841	60.0%

Five Percent Stockholders of Common Stock
Principal Life Insurance	3,745,350	5.5%
801 Grand Ave.
Des Moines, IA 50392

Entities affiliated with Essex Woodlands Health Ventures (2) (15)	15,009,324	22.0%
190 South LaSalle Street, Suite 2800
Chicago, IL 60603

Hickory Venture Capital Corporation (13) (15)	8,642,454	12.7%
301 Washington Street, NW, Suite 301

Huntsville, AL 35801

Radius Venture Partners I, L.P. (5) (15)	6,540,131	9.7%
400 Madison Avenue, 8th Floor
New York, NY 10017

Entities affiliated with Psilos Group Partners (14) (15)	6,101,233	9.0%
625 Avenue of the Americas, 4th Floor
New York, NY 10011

__________

*	Became an executive officer of Patient Infosystems effective January 25, 2006 upon completion of the merger with CCS Consolidated.
**	Named Executive Officer.

(1)	Less than 1%.
(2)

Consists of 1,615,589 shares of common stock held of record by Essex Woodlands Health Ventures Fund V, L.P. and 12,678,199 shares of common stock held of record by CCS Consolidated Holdings, LLC. Mr. Pacala is a general partner of Essex Woodlands Health Ventures Fund V, L.P. and is a manager of CCS Consolidated Holdings, LLC and shares voting and dispositive power with respect to the shares held by each of these entities and disclaims beneficial ownership of the shares in which he has no pecuniary interest. Amount also includes 715,536 shares of common stock issuable upon exercise of a warrant held by Essex Woodlands Health Ventures Fund V, L.P. and exercisable within 60 days of June 27, 2006.

(3)

Consists of 729,503 shares of common stock held of record by Psilos Group Partners II, L.P., 5,013,169 shares of common stock held of record by CCS Consolidated Holdings, LLC, 35,466 shares of common stock held of record by CCP/Psilos CCS, LLC and 3,668,937 shares of common stock currently held by an escrow agent for the benefit of certain former stockholders of CCS Consolidated, over which Dr. Waxman exercises voting power. Dr. Waxman is a managing member of, or managing member of the general partner of, Psilos Group Partners, L.P., Psilos Group Partners II, L.P. and CCP/Psilos CCS, LLC. Dr. Waxman is also a manager of CCS Consolidated Holdings, LLC. As a result, Dr. Waxman shares voting and dispositive power with respect to the shares held by these entities and disclaims beneficial ownership of the shares in which he has no pecuniary interest. Shares of common stock issuable upon exercise of a warrant held by Psilos Group Partners II, L.P. and exercisable within 60 days of June 27, 2006 are included in the number of shares set forth above over which Dr. Waxman exercises voting power in his capacity as party to the escrow agreement.

(4)

Consists of 6,625,521 shares held of record by Mr. Pappajohn, 30,000 shares held of record by Halkis, Ltd., a sole proprietorship owned by Mr. Pappajohn, 30,000 shares held of record by Thebes, Ltd., a sole proprietorship owned by Mr. Pappajohn’s spouse, 30,000 shares held directly by Mr. Pappajohn’s spouse, 1,666,936 shares held by a voting trust and a fully vested and exercisable warrant to purchase 37,500 shares of common stock. Mr. Pappajohn disclaims beneficial ownership of the shares owned by Thebes, Ltd., by his spouse and by the voting trust.

(5)

Consists of 244,647 shares of common stock held of record by Radius Venture Partners I, L.P. and 6,187,129 shares held of record by CCS Consolidated Holdings, LLC. Mr. Lubin is a general partner of Radius Venture Partners I, L.P., shares voting and dispositive power with respect to the shares held by Radius Venture Partners I, L.P. and disclaims beneficial ownership of the shares in which he has no pecuniary interest. Jordan Davis, another general partner of Radius Venture Partners I, L.P., is a manager of CCS Consolidated Holdings, LLC and shares voting and dispositive power with respect to the shares held by Radius Venture Partners I, L.P. and disclaims beneficial ownership of the shares in which he has no pecuniary interest. Amount also includes 108,355 shares of common stock issuable upon exercise of a warrant held by Radius Venture Partners I, L.P. and exercisable within 60 days of June 27, 2006.

(6)

Consists of 1,120,447 shares held of record by Dr. Schaffer, 12,000 shares held of record by Dr. Schaffer’s children and a fully vested and exercisable warrant to purchase 37,500 shares of common stock.

(7)	Consists of a fully vested and exercisable warrant to purchase 325,000 shares of common stock.
(8)

Consists of 1,017,666 shares of common stock issuable pursuant to early exercise features of an option exercisable within 60 days. Of these shares, 636,043 shares underlying this option are not vested and would not be transferable by Dr. Paterson until vested. Accordingly, Dr. Paterson is not deemed to have investment power over such shares.

(9)	Consists of 25,000 shares held of record by Ms. St. Andre and a fully vested and exercisable warrant to purchase 150,000 shares of common stock.
(10)	Consists of 3,008 shares held of record by Mr. Tapper and a fully vested and exercisable warrant to purchase 100,000 shares of common stock.
(11)

Consists of 254,416 shares of common stock issuable pursuant to early exercise features of an option exercisable within 60 days. Of these shares, 159,012 shares underlying this option are not vested and would not be transferable by Mr. Spence until vested. Accordingly, Mr. Spence is not deemed to have investment power over such shares.

(12)

Consists of 127,208 shares of common stock issuable pursuant to early exercise features of an option exercisable within 60 days. Of these shares, 79,506 shares underlying this option are not vested and would not be transferable by Ms. Welte until vested. Accordingly, Ms. Welte is not deemed to have investment power over such shares.

(13)

Consists of 968,814 shares of common stock held of record by Hickory Venture Capital Corporation and 7,244,557 shares held of record by CCS Consolidated Holdings, LLC. Amount also includes 429,085 shares of common stock issuable upon exercise of a warrant held by Hickory Venture Capital Corporation and exercisable within 60 days of June 27, 2006.

(14)

Consists of 729,503 shares of common stock held of record by Psilos Group Partners II, L.P., 5,013,169 shares of common stock held of record by CCS Consolidated Holdings, LLC and 35,466 shares of common stock held of record by CCP/Psilos CCS, LLC. Albert S. Waxman, a director of, Psilos Group Partners, L.P., Psilos Group Partners II, L.P. and CCP/Psilos CCS, LLC. Amount also includes 323,095 shares of common stock issuable upon exercise of a warrant held by Psilos Group Partners II, L.P. and exercisable within 60 days of June 27, 2006.

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

(16)

Consists of 34,379,678 shares held of record, 1,666,936 shares held by a voting trust, 3,668,937 shares held by an escrow agent, 650,000 shares issuable upon exercise of fully vested warrants, and 1,399,290 shares pursuant to early exercise features of the stock options. Of these shares underlying stock options, 874,561 shares are not vested and would not be transferable until vested.

Item 12. Certain Relationships and Related Transactions.

Between April 2003 and January 2004, the Company issued 840,118 shares of Series D 9% Cumulative Convertible Preferred Stock (“Series D Preferred Stock”) under the terms of the Note and Stock Purchase Agreement dated April 11, 2003 and amended on September 10, 2003. John Pappajohn and Derace Schaffer, M.D., two current directors of the Company, purchased 435,233 and 5,318 shares, respectively, of Series D Preferred Stock. The shares of Series D Preferred Stock have been converted into common stock on a 10-for-1 basis in accordance with their terms.

In January 2004, the Company borrowed $200,000 for working capital from Mr. Pappajohn which was repaid in March 2004 using the proceeds of the sale of the Company’s common stock. During the three month period ended September 30, 2004, the Company borrowed $570,000 of working capital from Mr. Pappajohn which was repaid in September 2004 using the proceeds of a line of credit with Wells Fargo Bank Iowa, N.A. (“Wells Fargo”) which indebtedness was guaranteed by Mr. Pappajohn.

On December 31, 2003, the Company entered into the Third Addendum to the Second Amended and Restated Credit Agreement with Wells Fargo, which extended the term of the $3,000,000 credit facility from January 2, 2004 to July 31, 2005. Dr. Schaffer and Mr. Pappajohn guaranteed this extension. In consideration of their guarantees, in February 2004, the Company granted to Dr. Schaffer and Mr. Pappajohn warrants to purchase an aggregate of 47,500 shares of Series D Preferred Stock, which warrants have been exercised and the underlying shares have been converted to common stock. the Company valued these warrants at $1,085,375 using the Black-Scholes method.

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

On February 2, 2005, the Company’s wholly owned subsidiary ACS entered into the First Addendum to the Credit Agreement with Wells Fargo, which increased the amount of ACS’s credit facility to $3,000,000. Dr. Schaffer and Mr. Pappajohn, directors of both the Company and ACS, guaranteed this extension. Also on February 2, 2005, the Company entered into the Fifth Addendum to the Second Amended and Restated Credit Agreement with Wells Fargo, which decreased the amount of the Company’s credit facility to $6,000,000. ACS repaid $1,000,000 of debt to the Company using its credit facility, which the Company used to retire $1,000,000 of its credit facility. In consideration of the guarantees, ACS issued warrants to Mr. Pappajohn and Dr. Schaffer to purchase 974,950 shares of ACS common stock at the fair market value per share on the date of grant.

On October 31, 2005, the Company issued 547,224 shares of common stock valued at $3.44 per share and paid $17,351 in cash to the holders of the Company's preferred stock in lieu of accrued dividends which it was obligated to pay upon conversion of such preferred stock into common stock. John Pappajohn and Derace Schaffer, M.D., directors of the Company, received 279,465 and 40,694 shares of the Company’s common stock, respectively, and Principal Life Insurance Company, a beneficial owner of more than 5% of the Company’s outstanding common stock, received 193,860 shares of the Company’s common stock in satisfaction of the accrued dividends.

On January 25, 2006, the Company paid dividends in arrears totaling $192,785 to the holders of the Company’s Series C and D Preferred Stock. In lieu of $178,036 of cash, John Pappajohn and Derace Schaffer, M.D., directors of the Company, received 23,733 and 2,387 shares of ACS common stock, respectively, and Principal Life Insurance Company, a beneficial owner of more than 5% of the Company’s outstanding common stock, received 18,390 shares of ACS common stock in satisfaction of the accrued dividends. Such shares of ACS common stock were held by the Company as available-for-sale securities.

As described elsewhere in this annual report, in connection with the Merger with CCS Consolidated, on January 25, 2006, the Company assumed obligations under a line of credit arrangement with Comerica Bank. The satisfaction of the obligations of the Company under the line of credit are also guaranteed by certain of the former stockholders of the CCS Consolidated who became stockholders of the Company upon the closing of the Merger. These stockholders, which are entities affiliated with Essex Woodlands Health Ventures, Hickory Venture Capital Corporation, Radius Venture Partners and

Psilos Group Partners, are each beneficial owners of 5% or more of the Company’s common stock. Certain individuals associated with these entities, Mark Pacala, Daniel Lubin and Albert Waxman, are also current directors of the Company.

In exchange for delivering guaranties to Comerica Bank to satisfy the obligations under the line of credit, these former stockholders of CCS Consolidated were issued warrants to purchase shares of capital stock of CCS Consolidated, which vested over time based on the outstanding balances under the line of credit. As part of the Merger, the unvested portion of these warrants was terminated and replaced by warrants to purchase shares of the Company’s common stock (the “Replacement Warrants”). Each of the Replacement Warrants has an exercise price of $0.003172 per share of the Company’s common stock. These Replacement Warrants vest through November 17, 2006 based on the outstanding balances under the line of credit. If the Replacement Warrants fully vest and are exercised in full for a cash payment of the aggregate exercise price, the holders of the Replacement Warrants will receive an aggregate of 3,152,141 shares of the Company’s common stock. These 3,152,141 shares of the Company’s common stock were issued into escrow at the closing of the Merger. To the extent that the Replacement Warrants do not vest, or are not exercised in full, the shares of the Company’s common stock underlying the Replacement Warrants will be released from escrow to all former stockholders of CCS Consolidated at the effective time of the Merger in accordance with the Merger Agreement. Dr. Waxman is the representative of the former stockholders of CCS Consolidated and is a party to the escrow agreement between the Company and the escrow agent.

In September 2005, the Company entered into a letter agreement with Psilos Group Partners II, L.P. (“Psilos”) regarding a success fee payable to Psilos by the Company upon the occurrence of certain events or the passage of time. The letter agreement was contingent upon and effective only at completion of the Merger. Psilos and its affiliated entities beneficially own more than 5% of the Company’s outstanding common stock, and Albert Waxman, a director of Psilos, is also a director of the Company. Such a fee would be payable to Psilos upon the earliest to occur of the following:

•

any consolidation or merger of the Company with or into any other corporation or other entity or person, or any other corporate reorganization, in which the capital stock of the Company immediately prior to such consolidation, merger or reorganization, represents less than 50% of the voting power of the surviving entity (or, if the surviving entity is a wholly owned subsidiary, its parent) immediately after such consolidation, merger or reorganization;

•	any transaction or series of related transactions to which the Company is a party in which in excess of fifty percent (50%) of the Company’s voting power is transferred;
•	a sale, lease, exclusive license or other disposition of all or substantially all of the assets of the Company;
•

the filing of a registration statement under the Securities Act of 1933, as amended, relating to an underwritten public offering of common stock to be issued by the Company in which Psilos is permitted to participate as a selling stockholder; or

•	July 25, 2007, being the expiration date of the eighteen month lock-up period following the date of the Merger.

The amount of the fee, if any, is dependent upon the value of the Company's common stock issued to the CCS stockholders in the Merger as determined in the letter agreement between the Company and Psilos. In the event that such valuation is less than $35,000,000, no fee will be paid. In the event that such valuation exceeds $35,000,000, Psilos will be entitled to 10% of such excess; provided that in no event shall the fee exceed $500,000. At the closing of the Merger, the Company issued 516,796 shares of its common stock into escrow to be used for satisfaction of the fee, if any. The fee, if any, will be payable by releasing a number of these escrowed shares of the Company’s common stock with a fair market value equal to the bonus payment.

In addition, under a Stockholders Agreement entered into at the closing of the Merger, stockholders holding approximately 65% of the outstanding voting shares of the Company’s common stock after the consummation of the Merger have agreed to vote their shares in favor of the election of John Pappajohn, a director of the Company prior to the Merger, Derace Schaffer, a director of the Company prior to the Merger, and three individuals designated by holders of at least a majority of the Company’s common stock held by the former stockholders of CCS Consolidated who are parties to the Stockholders Agreement. The three new directors appointed after the Merger were Mark L. Pacala, Daniel C. Lubin and Albert S. Waxman, Ph.D., who are representatives of Essex Woodlands Health Ventures, Radius Venture Partners and Psilos Group Partners, respectively.

Lock-Up Agreements

In connection with the closing of the Merger, the Company entered into “lockup” agreements with the largest stockholders of the Company. Lockup agreements were signed and delivered by stockholders of the Company holding approximately 75% of the issued and outstanding shares of the Company’s common stock as of the closing of the Merger, including all stockholders beneficially owning 5% or more of the Company’s outstanding common stock. Each stockholder signing a lockup agreement agreed not to sell, transfer, make any short sale of, grant any option for the purchase of, or enter into any hedging or similar transaction with the same economic effect as a sale with respect to any securities of the Company held by such stockholder for a period of eighteen (18) months following the closing of the Merger, or until July 25, 2007, subject to certain limited exceptions. After the expiration of this 18-month period ending on July 25, 2007, and during each 3-month period thereafter until June 30, 2008, each stockholder may sell a number of securities of the Company equal to the greater of:

•	1% of the number of shares of the Company’s common stock outstanding as of the date of determination; or

•

the average weekly reported volume of trading of the Company’s common stock on all national securities exchanges and/or reported through the automated quotation system of a registered securities association during the four calendar weeks preceding the date of determination.

After June 30, 2008, all securities of the Company held by such stockholders shall no longer be subject to the lockup agreements.

In addition, in the event that after July 25, 2007, there is either a change of control transaction involving the Company, or a primary offering of shares of the Company’s common stock (or securities convertible into shares of the Company’s common stock for no additional consideration) constituting at least 25% of the shares of the Company’s common stock then outstanding, then in each such case all securities of the Company held by such stockholders will no longer be subject to the restrictions contained in the lockup agreement.

With respect to the lockup agreements signed by Roger Chaufournier, Christine St. Andre and Kent Tapper, each of whom were executive officers of the Company immediately prior to the closing of the Merger, in the event that any of such individuals ceases to be an employee of the Company or any of its affiliates, for any reason or no reason, then the securities of the Company held by such individual will be released from the restrictions contained in their lockup agreements thirty (30) days after the date the employment relationship ends, unless earlier released as described above.

Item 13. Exhibits

(a)	Exhibits.

Exhibit #	Description of Exhibits
2.1	$$	Agreement and Plan of Merger, dated September 19, 2005, by and among Patient Infosystems, Inc., PATY Acquisition Corp. and CCS Consolidated, Inc.
2.2	@	Amendment No. 1 to the Agreement and Plan of Merger, dated November 22, 2005, by and among Patient Infosystems, Inc., PATY Acquisition Corp. and CCS Consolidated, Inc.
2.3	@@	Amendment No. 2 to the Agreement and Plan of Merger, dated December 23, 2005, by and among Patient Infosystems, Inc., PATY Acquisition Corp. and CCS Consolidated, Inc.
2.4	~~	Agreement of Purchase and Sale dated as of August 26, 2004 by and among the Registrant, CBCA Care Management, Inc. and CBCA, Inc.
3.1	++	Certificate of Incorporation, as amended to date
3.2	*	By-Laws

4.1	++	Form of Common Stock Certificate.
4.2	**	Patient Infosystems, Inc. Amended and Restated Stock Option Plan
4.3	++	CCS Consolidated, Inc. 2005 Equity Incentive Plan, assumed by Patient Infosystems.

4.4	***

Form of Registration Rights Agreement dated on or about March 31, 2000 between Patient Infosystems and John Pappajohn, Derace Schaffer, M.D., Gerald Kirke and Michael Richards for Series C 9% Cumulative Convertible Preferred Stock.

4.5	^	Patient Infosystems, Inc. Series D Convertible Preferred Stock Registration Rights Agreement dated April 10, 2003.
4.6	$$$	Form of Registration Rights Agreement.
4.7	++	Form of Warrant to Purchase Shares of Common Stock, dated as of January 25, 2006.
9.1	++	Voting Trust Agreement, dated as of January 25, 2006, by and among Steven Morain as Trustee, John Pappajohn and Patient Infosystems.
10.1	+	Lease Agreement dated as of February 22, 1995 between Patient Infosystems and Conifer Prince Street Associates.
10.2	~~~	Lease Agreement dated as of October 29, 1997 between Talcott Realty and SIA Brokerage, Inc., as amended by USI Care Management, Inc. and Carlyle Heritage II L.P.
10.3	~~~	Fourth Amendment to Lease dated December 6, 2004 between Carlyle Heritage II L.P. and CBCA Care Management, Inc.
10.4	~~~	Lease Agreement dated September 8, 2003 between Howard Hughes Properties, L.P. and CBCA Inc.
10.5	$	Fifteenth Addendum to Lease Agreement dated as of May 18, 2004 between Patient Infosystems and Conifer Prince Street Associates.
10.6	@@@	Stockholders Agreement, dated as of January 25, 2006, by and among Patient Infosystems, Inc. and certain of its stockholders
10.7 (%)	$$	Employment Agreement, dated September 19, 2005, by and between Patient Infosystems, Inc. and Chris Paterson.
10.8 (%)	$$	Employment Agreement, dated September 19, 2005, by and between Patient Infosystems, Inc. and Glen Spence.
10.9 (%)	$$	Employment Agreement, dated September 19, 2005, by and between Patient Infosystems, Inc. and Roger Chaufournier.
10.10 (%)	$$	Employment Agreement, dated September 19, 2005, by and between Patient Infosystems, Inc. and Christine St. Andre.
10.11 (%)	@@@	Employment Agreement, dated December 5, 2005 and effective as of January 25, 2006, by and between Patient Infosystems, Inc. and Kent A. Tapper.
10.12	@@@	Form of Lockup Agreement.
10.13	@@@	Form of Lockup Agreement signed by Roger Chaufournier, Christine St. Andre and Kent Tapper.
10.14	++	Loan and Security Agreement, dated as of October 9, 2002, by and between CCS Consolidated, Inc. and Comerica Bank, as amended to date.
10.15	++	Fifth Amendment to Lease dated November 8, 2005 between Carlyle Heritage II L.P. and CBCA Care Management, Inc.
10.16 (%)		Employment Agreement, effective as of June 23, 2006, by and between Patient Infosystems, Inc. and Ann Boughtin.
10.17 (%)		Employment Agreement, effective as of June 23, 2006, by and between Patient Infosystems, Inc. and Ileana Welte.
10.18 (%)		Employment Agreement, effective as of June 23, 2006, by and between Patient Infosystems, Inc. and Rex Dendinger.
10.19 (%)		Amendment No. 1 to Employment Agreement, effective as of June 23, 2006, by and between Patient Infosystems, Inc. and Kent Tapper.
10.20		Sublease between Viacom Inc. and CCS Consolidated, Inc. dated August 23, 2001.
10.21		Lease between Galleria Equities, LLC and CCS Consolidated, Inc. dated June 30, 2005.
10.22		Lease between HSD/Horton Associates and Coordinated Care Solutions, Inc. dated May 17, 2000.

11.1		Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).

14.1	Code of Ethics

21.1	List of Subsidiaries

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

%	Denotes management contract or compensatory plan.
~~	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-QSB filed on November 15, 2004 and incorporated herein by reference.
~~~	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-KSB filed on March 31, 2005 and incorporated herein by reference.
*	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form S-1 filed on July 3, 1996 and incorporated herein by reference.
**	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form S-8 filed on October 8, 2004 and incorporated herein by reference.
***	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed on April 2, 2001 and incorporated herein by reference.
+	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed on April 13, 1999 and incorporated herein by reference.
++	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-KSB filed on March 31, 2006 and incorporated herein by reference.
^	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-QSB filed on May 15, 2003 and incorporated herein by reference.
$	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-QSB filed on May 16, 2005 and incorporated herein by reference.
$$	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on September 23, 2005 and incorporated herein by reference.
$$$	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-QSB filed on November 14, 2005 and incorporated herein by reference.
@	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on November 29, 2005 and incorporated herein by reference.
@@	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on December 23, 2005 and incorporated herein by reference.
@@@	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on January 31, 2006 and incorporated herein by reference.

Item 14 Principal Accountant Fees and Services.

Relationship with Independent Auditors

Audit services performed by McGladrey & Pullen LLP for the fiscal years ending March 31, 2006, December 31, 2005 and December 31, 2004, consisted of the examination of the Company's financial statements, services related to filings with the Securities and Exchange Commission (“SEC”) for Patient Infosystems and American Caresource Holdings, Inc., acquisition audits and tax services.

Audit Fees

The aggregate estimated fees to McGladrey & Pullen LLP for professional services rendered in connection with the audit of the Company's annual financial statements for the fiscal year ended March 31, 2006 are approximately $200,000. The aggregate fees billed by McGladrey & Pullen LLP for professional services rendered in connection with the audit of the Company's annual financial statements for the fiscal year ended December 31, 2005, the review of the Company's quarterly financial statements for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005, and services related to the consents required related to registration statements or review of other statements and reports filed by the Company during the periods reported, were approximately $243,000 as compared to $213,000 for the same respective periods of 2004.

Audit-Related Fees

The aggregate audit related fees paid to McGladrey & Pullen LLP for the fiscal year ended March 31, 2006 were approximately $5,000. The aggregate audit related fees paid to McGladrey & Pullen LLP for the fiscal year ended December 31, 2005 were approximately $38,000 representing audits related to acquisitions as compared to $162,000 for the fiscal year ended December 31, 2004. These fees include travel and other reimbursed expenses.

Tax Fees

The aggregate fees billed by RSM McGladrey, Inc. an entity associated with McGladrey & Pullen LLP, for professional services rendered related to taxes of the Company for the 24 day period ended January 24, 2006 were approximately $10,000. The aggregate fees billed by RSM McGladrey, Inc. an entity associated with McGladrey & Pullen LLP, for professional services rendered related to taxes of the Company for the fiscal year ended December 31, 2005 were approximately $56,000 as compared to $26,000 for the fiscal year ended December 31, 2004.

All Other Fees

There were no other fees billed by McGladrey & Pullen LLP or RSM McGladrey, Inc. for the fiscal years ended March 31, 2006, December 31, 2005 or December 31, 2004.

The Audit Committee considers at least annually whether the provision of non-audit services by McGladrey & Pullen LLP is compatible with maintaining auditor independence.

Pre-Approval of Audit and Permissible Non-Audit Services

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent auditors. Under the policy, pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Audit Committee may pre-approve particular services on a case-by-case basis. All audit and permissible non-audit services provided by McGladrey & Pullen LLP to the Company for the fiscal years ended March 31, 2006, December 31, 2005 and December 31, 2004 were approved by the Audit Committee.

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

SIGNATURE	TITLE	DATE

/s/ Albert S. Waxman		June 28, 2006
Albert S. Waxman, Ph.D.	Chairman of the Board of Directors

/s/ John Pappajohn		June 28, 2006
John Pappajohn	Vice Chairman of the Board of Directors

/s/ Mark L. Pacala		June 28, 2006
Mark L. Pacala	Director

/s/ Derace L. Schaffer		June 28, 2006
Derace L. Schaffer, M.D.	Director

June 28, 2006
Daniel C. Lubin	Director

/s/ Chris E. Paterson	President and Chief Executive Officer (Principal Executive	June 28, 2006
Chris E. Paterson, Ph.D.	Officer)

/s/ Glen A. Spence	Chief Financial Officer (Principal Financial and	June 28, 2006
Glen A. Spence	Accounting Officer)

Patient Infosystems, Inc. and Subsidiaries

f/k/a CCS Consolidated, Inc.

Consolidated Financial Statements

Years Ended March 31, 2006 and 2005

Contents

Report of Independent Registered Public Accounting Firm	F-2
Report of Independent Auditors	F-3

Financial Statements

Consolidated Balance Sheets	F-4
Consolidated Statements of Operations	F-6
Consolidated Statements of Stockholders’ Equity (Deficit)	F-7
Consolidated Statements of Cash Flows	F-8
Notes to Consolidated Financial Statements	F-10

Report of Independent Registered Public Accounting Firm

Board of Directors of

Patient Infosystems, Inc. f/k/a CCS Consolidated, Inc.

We have audited the accompanying consolidated balance sheet of Patient Infosystems, Inc. f/k/a CCS Consolidated, Inc.. and subsidiaries as of March 31, 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Patient Infosystems, Inc. f/k/a CCS Consolidated, Inc.. and subsidiaries as of March 31, 2006, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/McGladrey & Pullen LLP

Des Moines, Iowa

June 15, 2006

Report of Independent Auditors

Board of Directors of

Patient Infosystems, Inc. f/k/a CCS Consolidated, Inc.

We have audited the accompanying consolidated balance sheet of Patient Infosystems, Inc. f/k/a CCS Consolidated, Inc. and subsidiaries as of March 31, 2005, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Patient Infosystems, Inc. f/k/a CCS Consolidated, Inc. and subsidiaries as of March 31, 2005, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/Ernst & Young LLP
Certified Public Accountants

Miami, Florida

July 29, 2005

Patient Infosystems, Inc. and Subsidiaries
f/k/a CCS Consolidated, Inc.
Consolidated Balance Sheets

	March 31,
	2006	2005
	(In Thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$ 8,399	$ 1,432
Restricted cash available for current liabilities	4,894	10,541
Securities available for sale	99	-
Securities held for trading	827	-
Notes receivable	340	-
Accounts receivable, net of allowance for doubtful accounts of $430
and $306 for 2006 and 2005, respectively	3,859	5,161
Prepaid expenses and other current assets	440	268
Current assets of discontinued operations	351	929
Total current assets	19,209	18,331
Property and equipment, net	1,511	1,976
Intangibles and other assets, net	4,219	2,480
Goodwill	28,666	295
Restricted cash	618	853

Total assets	$ 54,223	$ 23,935

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Claims payable	$ 8,260	$ 15,032
Accounts payable and accrued expenses	6,188	3,661
Deferred revenue	1,355	680
Note payable	300	300
Current portion of capital lease obligations	67	274
Current liabilities of discontinued operations	1,018	1,589
Total current liabilities	17,188	21,536

Long-term liabilities:
Line of credit	8,000	6,150
Capital lease obligations, net of current portion	–	106
Deferred tax liability	28	126
Legal settlement payable	300	400
Total liabilities	25,516	28,318

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.01 par value, 20,000,000 and 8,200,000 authorized:
Series C convertible preferred stock; $.01 par value, 3,200,000 shares
authorized, 3,184,010 shares issued and outstanding at March 31, 2005	–	32
Series AA convertible preferred stock; $.01 par value, 5,000,000 shares
authorized, 3,044,619 shares issued and outstanding at March 31, 2005	–	30
Common stock, $.01 par value, 80,000,000 and 31,401,705 shares
authorized; 67,538,976 and 8,256,446 shares issued and outstanding in 2006 and 2005, respectively	675	83
Additional paid-in capital	61,742	27,250
Accumulated other comprehensive loss	(1)	–
Accumulated deficit	(33,709)	(31,778)
Total stockholders’ equity (deficit)	28,707	(4,383)
Total liabilities and stockholders’ equity (deficit)	$ 54,223	$ 23,935

See accompanying notes.

Patient Infosystems, Inc. and Subsidiaries
f/k/a CCS Consolidated, Inc.
Consolidated Statements of Operations

	Years Ended March 31,
	2006	2005
	(In Thousands, except per
	share amounts)
Revenues:
Capitation revenue	$ 39,508	$ 56,764
Administrative and fee revenue	15,186	9,473
Total revenues	54,694	66,237
Cost of services – direct service costs	47,331	62,540
Gross profit	7,363	3,697

Operating costs and expenses:
Selling, general and administrative expense	6,873	8,332
Depreciation and amortization	1,484	1,356
Total operating costs and expenses	8,357	9,688

Operating loss	(994)	(5,991)

Other income (expense):
Interest and other income	345	187
Interest expense	(1,518)	(252)
Loss from continuing operations before income
taxes and discontinued operations	(2,167)	(6,056)

Income tax (expense) benefit	(54)	91
Loss from continuing operations	(2,221)	(5,965)
Income (loss) from discontinued operations	290	(524)
Net loss	(1,931)	(6,489)
Accretion of preferred stock	(125)	(152)
Net loss attributable to common stockholders	$ (2,056)	$ (6,641)

Net (loss) income per common share-basic and diluted:
Loss from continuing operations	$ (0.13)	$ (0.74)
Discontinued operations	0.02	(0.06)
Net loss	$ (0.11)	$ (0.80)

Weighted average common shares outstanding - basic
and diluted	18,814	8,256
See accompanying notes.

Patient Infosystems, Inc. and Subsidiaries
f/k/a CCS Consolidated, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
Years Ended March 31, 2006 and 2005
(Dollars in Thousands)

			Series C		Series AA			Accumulated
			Convertible		Convertible		Additional	Other
	Common Stock		Preferred Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss		Total

Balance at March 31, 2004	8,256,446	$ 83	3,184,010	$ 32	3,044,619	$ 30	$ 27,037	$ -	$ (25,289)	$ 1,893
Stock option compensation expense and other	-	-	-	-	-	-	213	-	-	213
Net loss	-	-	-	-	-	-	-	-	(6,489)	(6,489)
Balance at March 31, 2005	8,256,446	83	3,184,010	32	3,044,619	30	27,250	-	(31,778)	(4,383)
Issuance of Series AA preferred stock	-	-	-	-	2,572,095	26	(26)	-	-	-
Conversion of preferred stock to common stock	29,477,823	295	(3,184,010)	(32)	(5,616,714)	(56)	(207)	-	-	-
Stock option exercises	1,167,910	11	-	-	-	-	(11)	-	-	-
Issuance of stock related to debt warrants	3,558,552	36	-	-	-	-	(36)	-	-	-
Issuance of stock for success fee escrow	516,795	5	-	-	-	-	495	-	-	500
Shares issued for Series AA dividends	246,826	2	-	-	-	-	(2)	-	-	-
Merger with Patient Infosystems	24,314,624	243	-	-	-	-	33,311	-	-	33,554
Stock option compensation expense	-	-	-	-	-	-	84	-	-	84
Amortization of warrants	-	-	-	-	-	-	884	-	-	884
Comprehensive loss:
Unrealized loss on securities available for sale	-	-	-	-	-	-	-	(1)	-	(1)
Net loss	-	-	-	-	-	-	-	-	(1,931)	(1,931)
Total comprehensive loss	-	-	-	-	-	-	-	-	-	(1,932)
Balance at March 31, 2006	67,538,976	$ 675	-	$ -	-	$ -	$ 61,742	$ (1)	$ (33,709)	$ 28,707

See accompanying notes.

Patient Infosystems, Inc. and Subsidiaries
f/k/a CCS Consolidated, Inc.
Consolidated Statements of Cash Flows

	Years Ended March 31,
	2006	2005
	(Dollars in Thousands)
Cash provided by (used in) operating activities:
Cash received from customers	$ 35,425	$ 56,644
Direct provider costs and claims settlements paid	(19,979)	(41,329)
Salary and benefits paid	(12,400)	(9,702)
Rent expense paid	(1,674)	(1,150)
Professional fees paid	(635)	(1,430)
Other operating expenses paid	(4,496)	(2,975)
Other income received	361	187
Interest expense paid	(564)	(175)
Income tax refunds (paid) received	(24)	4
Net cash (used in) provided by operating activities	(3,986)	74

Cash provided by (used in) investing activities:
Purchases of property and equipment	(280)	(517)
Restricted deposits, net	5,882	(4,560)
Cash acquired in merger, net of acquisition costs	3,814	-
Net cash provided by (used in) investing activities	9,416	(5,077)

Cash provided by (used in) financing activities:
Principal payments of capital lease obligations	(313)	(346)
Proceeds from borrowing under line of credit facility	1,850	4,650
Costs of equity and financing transactions	-	(683)
Net cash provided by financing activities	1,537	3,621

Net increase (decrease) in cash and cash equivalents	6,967	(1,382)
Cash and cash equivalents, beginning of year	1,432	2,814
Cash and cash equivalents, end of year	$ 8,399	$ 1,432

Continued on next page.

Patient Infosystems, Inc. and Subsidiaries
f/k/a CCS Consolidated, Inc.
Consolidated Statements of Cash Flows

	Years Ended March 31,
	2006	2005
	(Dollars in Thousands)

Reconciliation of net loss to net cash (used in) provided by operating activities:
Net loss from continuing operations	$ (2,221)	$ (5,965)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operations:
Depreciation and amortization	1,484	1,356
Stock option compensation	84	200
Amortization of warrants	884	-
Changes in working capital components, net of effect of acquisition in 2006:
Increase (decrease) in accounts receivable	2,046	(1,735)
Decrease in prepaid expenses and other current assets	82	107
(Decrease) increase in claims payable	(6,772)	3,341
(Decrease) increase in accounts payable and accrued expenses	(410)	1,611
Increase in deferred revenue	622	680
Decrease in other assets	-	13
Deferred tax benefit	(98)	(98)
Reverse trading portfolio loss	16	-
Net cash used in continuing operations	(4,283)	(490)

Income (loss) from discontinued operations	290	(524)
Adjustments to reconcile income (loss) from discontinued
operations to net cash provided by discontinued operations:
Decrease in current assets of discontinued operations	578	238
Increase (decrease) in current liabilities of discontinued operations	(571)	850
Net cash provided by discontinued operations	297	564

Net cash (used in) provided by operating activities	$ (3,986)	$ 74

See accompanying notes.

Patient Infosystems, Inc. and Subsidiaries

f/k/a CCS Consolidated, Inc.

Notes to Consolidated Financial Statements

March 31, 2006

1. Organization and Description of Business

On January 25, 2006, Patient Infosystems, Inc.. acquired all the outstanding common stock of CCS Consolidated, Inc., d/b/a CareGuide (the Company, or CCS) through the issuance of 43,224,352 shares of Patient Infosystems common stock. CCS was the accounting acquirer, but Patient Infosystems, Inc. was the surviving legal entity. The financial statements presented herein are the historical financial statements of the former CCS Consolidated, Inc., with the combined results of operations reflected since the date of the merger.

CCS was incorporated on March 4, 1998. On April 10, 1998, the Company acquired the stock of Integrated Health Services Network, Inc. and IHS Network Services, Inc. from Integrated Health Services, Inc. (IHS). Subsequent to the acquisition, the name Integrated Health Services Network, Inc. was changed to Coordinated Care Solutions, Inc. During the fiscal year ended March 31, 2005, the Company began doing business under the CareGuide name.

The Company is a national disease and healthcare management company that provides a full range of healthcare management services to health plans, work/life benefits companies, government entities, and self-funded employers to help them reduce health care costs while improving the quality of care for members. The Company believes that the steadily rising cost of healthcare for employers, increasing demands on Medicare and Medicaid funding that are outpacing resources, and an emerging interest in healthcare technology and disease management services by the federal government and large insurers creates a fertile environment for its business model.

The Company brings to its partnerships with private and government payors a highly specialized infrastructure and multi-disciplinary clinical care management staff to reduce the overall costs of care through identifying individuals at risk for hospitalization and other high cost services, developing care management plans centered around self-management, and ensuring that the most appropriate services are utilized. The Company’s approach to care management is holistic in nature, recognizing that factors other than physical maladies contribute to an individual’s well-being. By providing comprehensive medical and psychosocial care management services for the highest-risk, medically complex members, the Company enables customers to realize lower health care costs, while optimizing the quality of care and satisfaction of members.

The Company offers a suite of care management products that are marketed under the label Care Team Connect™. The name stems from our objective of connecting all of the members of the patient’s care team, including the family, primary care physician, other providers, and community resources. We believe that the orchestration of the various interventions, with the patient empowered to be in the lead, results in better healthcare outcomes.

Each Care Team Connect product is designed to independently yield value for clients, and additional value can be achieved by combining Care Team Connect products. Combining products yields an integrated approach to health and care management, which facilitates timely communication and coordination among patients, providers and payors. This successful care management strategy offers payors many opportunities for reducing costs and improving patient outcomes.

The Company’s services are provided under a variety of contractual arrangements, including capitation, fee-for-service, and case rates. CCS also provides case management and disease management for administrative fees only. Contracts may include performance bonuses and shared cost savings arrangements.

Patient Infosystems, Inc. and Subsidiaries

f/k/a CCS Consolidated, Inc.

Notes to Consolidated Financial Statements

March 31, 2006

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Coordinated Care Solutions, Inc. (formerly Integrated Health Services Network, Inc.), Coordinated Care Solutions, IPA, Inc., Coordinated Physician Solutions, Inc., Coordinated Care Solutions of Texas, Inc. (CCS of Texas), CareGuide, Inc., CCS New Jersey Inc., Coordinated Care Solutions of Connecticut, Inc., and IHS Network Services, Inc. In addition, the accompanying consolidated balance sheet as of March 31, 2006 includes the accounts of Patient Infosystems, Inc. and its wholly owned subsidiary, CBCA Care Management, Inc. The accompanying consolidated statements of operations and statements of cash flows for the year ended March 31, 2006 include the accounts of Patient Infosystems, Inc. and its wholly owned subsidiary, CBCA Care Management, Inc. from the merger date of January 25, 2006 through March 31, 2006. All material intercompany accounts and transactions have been eliminated in consolidation. The Company and its subsidiaries collectively do business under the name "CareGuide". PATY's board of directors has approved an amendment to its certificate of incorporation to change its name to "CareGuide, Inc.," which amendment has not been approved by the stockholders.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported and disclosures at the date of the financial statements and the reported amounts of the revenues and expenses during the reporting period. Actual results could differ from those estimates.

Risks and Uncertainties

The Company’s business could be impacted by continuing price pressure on new and renewal business, the Company’s ability to effectively control provider costs, additional competitors entering the Company’s markets and changes in federal and state legislation or governmental regulations. Changes in these areas could adversely impact the Company’s financial position, results of operations and/or cash flows in the future.

Direct service costs are comprised of the incurred claims paid to third-party providers for services for which the Company is at risk and the related expenses of the Company associated with the providing of its services. Network provider and facility charges for authorized services that have yet to be billed to the Company are estimated and accrued in its Incurred But Not Reported (“IBNR”) claims payable liability. Such accruals are based on historical experience, current enrollment statistics, patient census data, adjudication and authorization decisions and other information. The IBNR liability is adjusted as changes in these factors occur and such adjustments are reported in the period of determination. Although it is possible that actual results could vary materially from recorded claims in the near term, management believes that the recorded IBNR liability is adequate.

Reclassification

Certain prior year balances have been reclassified to agree with the current year presentation. There was no effect from these reclassifications on the net loss reported in the prior year.

Patient Infosystems, Inc. and Subsidiaries

f/k/a CCS Consolidated, Inc.

Notes to Consolidated Financial Statements

March 31, 2006

2. Summary of Significant Accounting Policies (continued)

Reportable Operating Segments

The operations of the Company are reported herein as one reportable segment for the years ended March 31, 2006 and 2005. The Company uses the "management approach" for reporting information about segments in annual and interim financial statements. The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure and any other manner in which management disaggregates a company. Based on the "management approach" model, the Company has determined that its business is comprised of a single reportable segment. Revenues from the other non-reporting segment, whose financial amounts are below the quantitative thresholds for separate disclosure, totaled approximately $475,000 and $0 for the years ended March 31, 2006 and 2005, respectively.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, cash on deposit, and amounts invested in short-term financial instruments with a maturity of three months or less from the date of acquisition, the use of which is not restricted.

Accounts Receivable

The Company’s accounts receivable, which are unsecured, are due from companies who have contracted through the Company for care management. The Company does not charge interest on accounts receivable. Accounts receivable are recorded net of an estimated allowance for doubtful accounts in the accompanying financial statements, which is recorded primarily based upon an analysis of the individual accounts. Accounts are written off only after all collection efforts are exhausted. During the fiscal years ended March 31, 2006 and 2005, net expenses related to doubtful accounts were approximately $124,000 and $275,000, respectively.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets ranging from three to ten years. Leasehold improvements are amortized over the lesser of the remaining lease term or the asset’s useful life.

Intangible and Other Assets

Intangible and other assets consist primarily of a website, trademarks, customer lists and other intangibles associated with acquisitions.

Patient Infosystems, Inc. and Subsidiaries

f/k/a CCS Consolidated, Inc.

Notes to Consolidated Financial Statements

March 31, 2006

2. Summary of Significant Accounting Policies (continued)

Restricted Cash

On March 31, 2001, the Company was licensed to operate as a limited service HMO in the State of Texas. In accordance with the regulations of the Texas Department of Insurance, the Company was required to maintain a statutory deposit of $1,075,000 in a restricted account. Interest earned on these funds accrues to the Company. During the fiscal year ended March 31, 2004, the Company was authorized by the Texas Department of Insurance to reduce the amount of the deposit to $325,000. The $750,000 that was released by the Texas Department of Insurance was used to settle claims with providers. As of March 31, 2006 and 2005, the Company included the deposits of $325,000 in current assets of discontinued operations in the consolidated balance sheets (see Note 5). As of March 31, 2005, the Company also included a certificate of deposit in the amount of $500,000 in current assets of discontinued operations (see Note 5) in the consolidated balance sheets. This $500,000 certificate of deposit represented security for an unconditional, irrevocable letter of credit for the benefit of Oxford Health Plans (Oxford). This restricted cash was drawn down by Oxford during the year ended March 31, 2006.

In addition, in connection with several of the Company’s customer contracts and office leases, the Company is required to maintain unconditional, irrevocable letters of credit totaling $5,282,000 and $9,681,000 at March 31, 2006 and 2005, respectively. At March 31, 2006 and 2005, the Company has secured these letters of credit by establishing certificates of deposit totaling $5,294,000 and $10,335,000, respectively. These certificates of deposit are included in restricted cash in the consolidated balance sheets.

At March 31, 2005, the Company also included a money market deposit of $939,000 in restricted cash. This money had been reserved in a separate bank account under the terms of a guarantee provision of a contract with a health plan. Although no formal letter of credit agreement exists, it was the intention of the agreement that this money is restricted. This deposit was withdrawn during the year ended March 31, 2006. In addition, at March 31, 2006 and 2005, CCS New Jersey, Inc. was required to deposit $218,000 and $120,000, respectively, with the State of New Jersey as a condition of licensure as an Organized Delivery System in New Jersey. This deposit is included as restricted cash in the consolidated balance sheets.

The portion of restricted cash that is available and that the Company intends to use to satisfy current liabilities is included in current assets. The fair value of restricted cash approximates its carrying value.

Securities

Securities available-for-sale and held for trading each consists solely of common shares of American Caresource Holdings, Inc. ("ACSH") acquired in the merger with Patient Infosystems, Inc. The available-for-sale portfolio consisting of 13,092 shares is carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The remaining 153,518 shares of ACSH are classified as a trading portfolio because such shares may be needed to satisfy a call option granted on those shares (see Note 14). Such trading portfolio is carried at fair value, with unrealized loss of $74,456 included in the consolidated statement of operations for the year ended March 31, 2006. No securities have been sold to date.

Patient Infosystems, Inc. and Subsidiaries

f/k/a CCS Consolidated, Inc.

Notes to Consolidated Financial Statements

March 31, 2006

2. Summary of Significant Accounting Policies (continued)

Long-Lived Assets

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (SFAS No. 144) which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations, for a disposal of a segment of a business. The Company periodically reviews the carrying value of its long-lived assets to assess recoverability and impairment. No impairments were recorded for the years ended March 31, 2006 and 2005.

Goodwill and Indefinite Lived Intangible Assets

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations (SFAS No. 141), and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indeterminable useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144.

As of March 31, 2006 and 2005, the Company completed its annual impairment tests as required by SFAS No. 142 noting no impairment.

Claims Payable

The Company provides for claims incurred but not yet reported based primarily on past experience, together with current factors, using generally accepted actuarial methods. Estimates are adjusted as changes in these factors occur and such adjustments are reported in the year of determination. Although it is reasonably possible that actual results could vary materially from recorded claims in the near term, management believes that recorded reserves are adequate.

The estimates for claims payable are continually reviewed and adjusted as necessary, as experience develops or new information becomes known. Such adjustments are included in current operations. Costs of services for the year ended March 31, 2006 includes a benefit of approximately $498,000 related to the favorable settlement of claims for services incurred prior to March 31, 2005. Costs of services for the year ended March 31, 2005 includes a benefit of approximately $1,656,000 related to the favorable settlement of claims for services incurred prior to March 31, 2004.

Patient Infosystems, Inc. and Subsidiaries

f/k/a CCS Consolidated, Inc.

Notes to Consolidated Financial Statements

March 31, 2006

2. Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash and cash equivalents, available-for-sale and trading securities, accounts receivable, restricted cash, accounts payable, accrued expenses, a line of credit and long-term debt. The fair value of instruments is determined by reference to various market data and other valuation techniques, as appropriate. Unless otherwise disclosed, the fair value of short-term financial instruments approximates their recorded values due to the short-term nature of the instruments. Securities are valued using market trading prices and are carried at market value. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of long-term debt approximates its carrying value.

Revenue and Major Customers

Capitated fees are due monthly and are recognized as revenue during the period in which the Company is obligated to provide services to members. Administrative fees are recognized during the period in which case management and disease management services are provided. Fee-for-service revenues are recognized during the period in which the related services are provided to members. Fees received in advance are deferred to the period in which the Company is obligated to provide service to members.

Certain of the Company’s receivables are based on contractual arrangements which may be subject to retroactive adjustments as final settlements are determined. Such amounts are accrued on an estimated basis in the period the related services are rendered and are adjusted in future periods upon final settlement.

For the years ended March 31, 2006 and 2005, approximately 28% and 68%, respectively, of the Company’s total revenue from continuing operations was earned under contracts with affiliates of a single company, Health Net, Inc. (Health Net). In addition, during the years ended March 31, 2006 and 2005, approximately 61% and 28%, respectively, of the Company’s total revenue was earned under contracts with Aetna Health Plans (Aetna).

Other than these customers, no other one customer accounted for more than 10% of the Company’s total revenue for the years ended March 31, 2006 and 2005. Effective May 1, 2005, the Company’s contract with Health Net in Connecticut was amended from a risk-bearing contract to a fee-based contract. The contract with Health Net was terminated effective May 1, 2006.

Direct Service Costs

Direct service costs are comprised principally of expenses associated with providing the Company’s services, including third-party network provider charges. The Company’s direct service costs require pre-authorization and are recognized in the month in which services are rendered. Network provider and facility charges for authorized services that have not been billed to the Company (known as incurred but not reported expenses) are estimated and accrued based on the Company’s historical experience, current enrollment statistics, patient census data, adjudication decisions and other information. The liability for such costs is included in the caption “Claims payable” in the accompanying consolidated balance sheets.

Patient Infosystems, Inc. and Subsidiaries

f/k/a CCS Consolidated, Inc.

Notes to Consolidated Financial Statements

March 31, 2006

2. Summary of Significant Accounting Policies (continued)

Income Taxes

The Company and its subsidiaries file federal tax returns on a consolidated basis, and certain of its subsidiaries file state income tax returns on a separate basis. The Company’s provision for income taxes includes federal and state income taxes currently payable and changes in deferred tax assets and liabilities, excluding the establishment of deferred tax assets and liabilities related to acquisitions. Deferred income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes and represent the estimated future tax effects resulting from temporary differences between financial and tax reporting bases of certain assets and liabilities. In addition, future tax benefits, such as net operating loss (NOL) carryforwards, are required to be recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets are reduced by a valuation allowance when, in the opinion of the management, it is more likely than not that some or all of the deferred tax assets will not be realized.

Earnings Per Share

The calculations for the basic and diluted loss per share were based on net loss attributable to common stockholders of $2,056,000 and $6,641,000 and a weighted average number of common shares outstanding of 18,813,609 and 8,256,446 for the years ended March 31, 2006 and 2005, respectively. The computation of fully diluted loss per share for 2006 and 2005 did not include 2,936,903 and 15,558,378 shares of common stock, respectively, which consist of the common equivalents of outstanding convertible preferred shares, options and warrants, because the effect would be antidilutive due to the net losses in those years. The calculation of the Company's net loss per share for the years ended March 31, 2006 and 2005 is as follows (dollars in thousands, except for share and per share amounts):

	Year Ended March 31,
	2006	2005
Net loss from continuing operations	$ (2,221)	$ (5,965)
Income (loss) from discontinued operations	290	(524)
Net loss	(1,931)	(6,489)
Accretion of preferred stock	(125)	(152)
Net loss attributable to common stockholders	$ (2,056)	$ (6,641)

Net (loss) income per common share-basic and diluted:
Continuting operations	$ (0.13)	$ (0.74)
Discontinued operations	0.02	(0.06)
Loss attributable to common stockholders	$ (0.11)	$ (0.80)
Weighted average common shares outstanding - basic and diluted	18,813,609	8,256,446

Patient Infosystems, Inc. and Subsidiaries

f/k/a CCS Consolidated, Inc.

Notes to Consolidated Financial Statements

March 31, 2006

2. Summary of Significant Accounting Policies (continued)

Stock-Based Compensation Plans

SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), defines a fair value method of accounting for stock options and similar equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is generally the vesting period. As permitted by SFAS No. 123, however, the Company has elected to continue to recognize and measure compensation for its stock rights and stock option plans in accordance with the existing provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25).

Accordingly, no compensation cost is recognized for stock option awards granted to employees with an exercise price at or above fair market value of the Company’s common stock.

The Company’s pro forma net loss with related weighted-average assumptions, assuming the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation, using the minimum value method, are indicated below (dollars in thousands, except for per share amounts):

	Year Ended March 31,
	2006	2005

Net loss attributable to common stockholders - as reported	$ (2,056)	$ (6,641)

Stock-based compensation expense	(103)	(69)

Net loss attributable to common stockholders - pro forma	$ (2,159)	$ (6,710)

Net loss per share - basic and diluted - as reported	$ (0.11)	$ (0.80)

Net loss per share - basic and diluted - pro forma	$ (0.12)	$ (0.81)

The Company computes the pro forma stock based compensation expense using the minimum value method using an assumed average life of 5 to 7 years in fiscal 2006 and 5 years in 2005 and a risk-free interest rate of between 4.5% and 4.72% in fiscal 2006 and 4.5% in 2005.

The Company did not grant any options to its then-current employees during the year ended March 31, 2005.

Patient Infosystems, Inc. and Subsidiaries

f/k/a CCS Consolidated, Inc.

Notes to Consolidated Financial Statements

March 31, 2006

2. Summary of Significant Accounting Policies (continued)

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of trade receivables and deposits in banks. Concentrations of credit risk with respect to trade receivables are limited by the fact that the Company’s customers are primarily large and well-established companies. As of March 31, 2006 and 2005, approximately $1,845,000 and $2,381,000, respectively, of the Company’s total accounts receivable were due from Health Net. At March 31, 2005, approximately $1,766,000 of the Company’s total accounts receivable were due from Aetna. There was no receivable from Aetna as of March 31, 2006.

The Company has deposits exceeding the federal deposit insurance limits in three commercial banks. The Company has not experienced any losses in such accounts.

Recently Issued Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”), which replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 was adopted by the Company as of April 1, 2006. We do not expect adoption of the provisions of SFAS No. 154 to have a material impact on our consolidated financial statements, results of operations or liquidity.

In December 2004, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 123(Revised), “Share-Based Payment” (“SFAS No.123(R)”), establishing accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments, or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based stock awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123(R) replaces existing requirements under SFAS No. 123, “Accounting for Stock-Based Compensation,” and eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25. SFAS 123(R) was adopted by the Company on April 1, 2006. We do not expect the adoption of SFAS 123(R) to have a material impact on our consolidated financial statements, results of operations or liquidity.

Patient Infosystems, Inc. and Subsidiaries

f/k/a CCS Consolidated, Inc.

Notes to Consolidated Financial Statements

March 31, 2006

3. Merger with Patient Infosystems, Inc. (PATY)

On September 19, 2005, CCS entered into an agreement to merge with PATY Acquisition Corp., a wholly owned subsidiary of Patient Infosystems, Inc. (“PATY”), a publicly-traded care management company (collectively, the "Merger"). The Merger was completed on January 25, 2006. As a result, CCS became a wholly-owned subsidiary of PATY. The Merger was undertaken because the companies believe that by combining the product offerings of CCS and PATY, customers would respond more favorably to the more complete service capability and inherent efficiencies associated with merging the two companies could be achieved.

Because (i) CCS’s securityholders own approximately 63% of the fully diluted number of shares of PATY common stock after the transaction, (ii) CCS’s designees to the combined company’s board of directors represent a majority of the combined company’s directors and (iii) CCS’s executive management represent a majority of the initial executive management of the combined company, CCS is deemed to be the acquiring company for accounting purposes. Accordingly, the assets and liabilities of PATY were recorded, as of the date of the business combination, at their respective fair values and added to those of CCS. PATY issued approximately 43.2 million shares, plus options and warrants to purchase shares of its common stock, in exchange for all of the outstanding shares and certain options to purchase common stock of CCS.

All common shares and common share equivalents presented in the accompanying consolidated financial statements have been adjusted for the effects of the merger. Each common share and common share equivalent of CCS was exchanged for 1.25606819 shares of PATY common stock on the merger date.

The accompanying consolidated balance sheet as of March 31, 2006 includes the assets and liabilities of PATY as of that date. The accompanying consolidated statements of operations and cash flows for the year ended March 31, 2006 include the operations and cash flows of PATY from the merger date of January 25, 2006 through March 31, 2006.

Prior to the merger, PATY issued approximately 3.6 million shares of its common stock in a series of private equity transactions (collectively the “PIPE”). PATY used $6.0 million of the net proceeds of $11.5 million to retire its debt outstanding. The remaining proceeds of the PIPE are available for working capital purposes. On December 16, 2005, PATY effected a spin-off of its wholly-owned subsidiary, American Caresource Holding, Inc. (“ACSH”) as a dividend. PATY retained 166,610 shares of ACS and issued a dividend of the remaining ACSH shares, which aggregated 12,066,240 shares.

The number of shares to be allocated between the stockholders of CCS and PATY for purposes of the merger exchange ratio became fixed at the closing of the majority of the PIPE discussed above on October 31, 2005. As a result, the measurement date for the determination of the value of PATY was October 31, 2005.

Under generally accepted accounting principles, the cost of an acquisition in a stock for stock exchange is determined by the market price of the securities exchanged using trading days just before and after the measurement date. Prior to the merger with PATY, the Company was a privately held company and its common shares were not listed or traded on any market or exchange, whereas PATY was a SEC registrant whose shares are listed and traded on the NASD OTC Bulletin Board. Even though the Company is the accounting acquirer, the Company has determined that the purchase price to be used for accounting purposes should be determined by reference to the market trading price of PATY shares, due to the lack of a trading market in the Company's shares.

Patient Infosystems, Inc. and Subsidiaries

f/k/a CCS Consolidated, Inc.

Notes to Consolidated Financial Statements

March 31, 2006

3. Merger with Patient Infosystems, Inc. (PATY)(continued)

At the measurement date, the trading price of PATY common shares included the value of ACS, which was subsequently spun-off and, therefore, the trading price of PATY common shares excluding ACS at that date is not determinable. Therefore, the Company used the market price of PATY shares just after the spin-off adjusted for an estimate of the change in the trading price between the measurement date and the spin-off date. The average market trading price of PATY for the first five days after the ACS spin-off (December 19, 2005 through December 23, 2005) was $1.28 per share. The average trading price around the measurement date of PATY shares (including ACS) was $0.29 higher than the average trading price just prior to the ACS spin-off. Using the ratio of the trading price before and after the spin-off, PATY estimated the price change for PATY (without ACS) between the measurement date and the spin-off date at $.10 per share, resulting in a PATY trading price of $1.38 per share to be used in measuring the value of PATY in the acquisition.

Under the purchase method of accounting, the total purchase price is allocated to the acquired tangible and intangible assets and assumed liabilities of PATY based on their estimated fair values as of the Merger closing date of January 25, 2006. The excess of the purchase price over the fair value of assets acquired and liabilities assumed is allocated to goodwill. A third party valuation consultant has been engaged to assist in the process of determining the fair value of the assets acquired and liabilities assumed. The allocation of the identifiable intangible assets and goodwill has not yet been finalized and any required adjustments will be recorded as necessary when the information becomes available. The resulting goodwill is subject to an annual impairment test. If the goodwill is impaired the Company will recognize a non-cash charge to earnings during the quarter the impairment is determined.

The purchase price of the Merger is as follows:

PATY shares outstanding at merger date	24,314,624
Measurement price per share	$ 1.38
Fair value of PATY shares	33,554,181
Estimated expenses of the Merger (a)	1,700,000
Total estimated purchase price	$ 35,254,181
(a)	Includes the $500,000 success fee to Psilos Group Partners II, L.P., a stockholder of the Company (see Note 9).

The purchase price was preliminarily allocated to the assets and liabilities of PATY as of the merger date of January 25, 2006, as follows (dollars in thousands):

Cash acquired	$ 4,457
Other current assets	2,129
Identified intangible assets	2,470
Goodwill	28,371
Current liabilities	(2,173)
Net assets acquired	$ 35,254

The weighted-average amortization period of intangible assets acquired is 4.4 years. None of the goodwill acquired is expected to be deductible for tax purposes.

Patient Infosystems, Inc. and Subsidiaries

f/k/a CCS Consolidated, Inc.

Notes to Consolidated Financial Statements

March 31, 2006

3. Merger with Patient Infosystems, Inc. (PATY)(continued)

The following unaudited pro forma summary presents CCS' consolidated results of operations for the years ended March 31, 2006 and 2005 as if the Merger had been consummated on April 1 of the respective fiscal years. The pro forma consolidated results of operations include certain pro forma adjustments, including the amortization of identifiable intangible assets, interest and expenses on certain debt (dollars in thousands, except for share and per share data).

	2006	2005

Total revenues	$ 63,098	$ 76,886

Cost of services – direct service costs	53,231	70,072
Total operating costs and expenses	12,363	13,472
Other expenses	1,128	71

Net loss from continuing operations	$ (3,624)	$ (6,729)

Net loss per common share - basic and diluted	$ (0.05)	$ (0.10)

Weighted average shares outstanding	67,538,976	67,538,976

The pro forma results are not necessarily indicative of those that would have occurred had the acquisition taken place at the beginning of the periods presented.

4. Business Operations

The Company incurred a net loss of approximately $1,931,000 for the year ended March 31, 2006 and $6,489,000 for the year ended March 31, 2005. The Company’s ability to continue as a going concern is dependent upon achieving profitability from future operations sufficient to maintain adequate working capital. These financial statements have been prepared assuming the Company will continue as a going concern. Until the Company has sufficient profitable operations or other revenue generating activities to be self sufficient, the Company will remain dependent on other sources of capital. Currently, such capital has been obtained from the issuance of common and preferred stock and borrowings from a financial institution. The Company’s primary investors have guaranteed the borrowings from a financial institution (see Note 8) and committed to provide additional funding to the Company, if required, through April 1, 2007.

Management’s plans for dealing with the adverse effects of these conditions include entering into contracts with additional health plans, achieving positive gross margins by exiting or renegotiating under-performing contracts, reducing operating expenses by challenging staffing levels at all of the Company’s locations and considering strategic partnerships with other healthcare companies. However, there can be no assurance that the Company will be successful in achieving positive financial results.

Patient Infosystems, Inc. and Subsidiaries

f/k/a CCS Consolidated, Inc.

Notes to Consolidated Financial Statements

March 31, 2006

5. Discontinued Operations

During the year ended March 31, 2005, the Company decided to terminate its contractual relationship with Oxford. Pursuant to the contract termination provisions, the Company performed under the terms of the contract through May 31, 2005 and provided transitional assistance to the members through July 31, 2005. The Company had no continuing involvement thereafter. Therefore, the operations of Oxford are accounted for as discontinued operations, and accordingly, the operating results and related assets and liabilities of Oxford are segregated in the accompanying consolidated financial statements.

The Oxford contract included risk sharing provisions and provided for an annual settlement after the conclusion of each contract year. Subsequent to March 31, 2005, Oxford submitted its calculation of the amount due from the Company for the contract year ended December 31, 2004 which included many matters which management believes are contrary to the terms of the contract, and management notified Oxford of the disputed items. Oxford does not agree with the Company’s position on these matters, and Oxford drew down a $500,000 letter of credit that had been established for Oxford’s benefit pursuant to this contract. At March 31, 2006, the Company has recorded a liability based upon management’s best estimate of the ultimate liability to settle the contractual dispute with Oxford for services rendered through March 31, 2006.

During the year ended March 31, 2003, the Company decided to cease operations in Texas and began the process of dissolving CCS of Texas. The operations of CCS of Texas are accounted for as discontinued operations, and accordingly, the operating results and related assets and liabilities of CCS of Texas are segregated in the accompanying consolidated financial statements.

Results of the discontinued operations consist of the following (dollars in thousands):

	Year Ended March 31,
	2006	2005

Revenues from Oxford	$ 297	$ 16,537
Revenues from CCS of Texas	1	3
Total revenues from discontinued operations	298	16,540
Cost and expenses from Oxford	-	(17,062)
Costs and expenses from CCS of Texas	(8)	(2)
Total costs and expenses from discontinued operations	(8)	(17,064)
Income (loss) from discontinued operations	$ 290	$ (524)

In connection with the discontinuation of the Company’s Texas operations, the remaining long-lived assets associated with the operations of CCS of Texas have been transferred to the Company’s corporate headquarters. No tax expense or tax benefit has been allocated to the above results of discontinued operations, since no such expense or benefit would have been recorded by Oxford or CCS of Texas on a separate return basis.

Patient Infosystems, Inc. and Subsidiaries

f/k/a CCS Consolidated, Inc.

Notes to Consolidated Financial Statements

March 31, 2006

6. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	March 31,
	2006	2005

Computer equipment and software	$ 4,033	$ 3,782
Furniture and equipment	1,195	1,181
Equipment held under capital leases	2,665	2,665
Leasehold improvements	1,251	1,235
	9,144	8,863
Accumulated depreciation	(7,633)	(6,887)
Total property and equipment, net	$ 1,511	$ 1,976

Depreciation and amortization expense related to property and equipment was approximately $746,000 and $981,000 for the years ended March 31, 2006 and 2005, respectively.

7. Professional Malpractice Insurance

The Company maintains general liability and professional malpractice liability insurance on its staff and other insurance coverage appropriate for its operations. The general liability policy is occurrence based and provides coverage of $2,000,000 per occurrence and $2,000,000 in the aggregate. The professional liability policy is on a claims made basis and provides coverage for professional medical activities. This policy provides coverage of $5,000,000 per occurrence and $5,000,000 in the aggregate, subject to a deductible of $250,000 per claim and annual aggregate. In addition, the Company maintains an umbrella policy which provides coverage of $3,000,000 per claim and in the aggregate.

8. Long-Term Obligations

Note Payable

Pursuant to the acquisition of Integrated Health Services Network, Inc. and IHS Network Services, Inc. from Integrated Health Services, Inc., the Company issued a $300,000 promissory note which bore interest at an annual rate of 6% and matured on April 10, 2003. After that date, interest accrued at 12% compounded monthly. Accrued interest payable at March 31, 2006 and 2005 was approximately $235,000 and $189,000, respectively. As of March 31, 2006, the Company has not repaid the note.

Patient Infosystems, Inc. and Subsidiaries

f/k/a CCS Consolidated, Inc.

Notes to Consolidated Financial Statements

March 31, 2006

8. Long-Term Obligations (continued)

Line of Credit

The Company has an $8,000,000 revolving line of credit (the "Line of Credit") with an outside lender for working capital purposes. The Line of Credit bears interest at the outside lender’s prime rate plus 1%, which was 8.75% and 6.75% at March 31, 2006 and 2005, respectively, and is scheduled to expire on June 30, 2007. The Line of Credit is collateralized by all of the Company’s assets, including its investment in all of its subsidiaries. In addition, the outside lender required that the Company obtain unconditional guarantees (the "Guarantees") from its primary investors. Under the terms of the Guaranties, each participating primary investor unconditionally and irrevocably guarantees prompt and complete payment of its pro rata share of the amount the Company owes under the Line of Credit. As of March 31, 2006 and 2005, $8,000,000 and $6,150,000, respectively, was outstanding under the Line of Credit.

In exchange for the Guaranties, the primary investors were issued warrants to purchase up to 2,000,000 shares of the Company’s Series AA Convertible Preferred Stock, par value of $.01 per share, in the aggregate. Such warrants each had an exercise price of $0.01 per share and a ten-year exercise period through November 17, 2014 and vested based on the outstanding balance of the Line of Credit as a percentage of the total available amount under the Line of Credit at each quarterly vesting date. In January 2006, warrants to purchase an additional 400,000 shares of Series AA Preferred Stock in the aggregate were issued under similar terms in exchange for extending the guarantee period to June 30, 2007, except that such additional warrants were fully vested at the time of grant (collectively the "Guaranty Warrants").

Immediately prior to the Merger, the vested portions of the Guaranty Warrants were net-share exercised for shares of Series AA Convertible Preferred Stock, which were then exchanged for shares of PATY common stock in the Merger. As part of the Merger, the unvested portions of the Guaranty Warrants were terminated and replaced by warrants to purchase PATY common stock which was issued to an escrow agent (the "Replacement Warrants"). Each of the Replacement Warrants has an exercise price of $0.003172 per share of PATY common stock. These Replacement Warrants vest through November 17, 2006 based on the outstanding balances under the Line of Credit. If the Replacement Warrants fully vest and are exercised in full for a cash payment of the aggregate exercise price, the holders of the Replacement Warrants will receive an aggregate of 3,152,141 shares of PATY common stock. These 3,152,141 shares of PATY common stock were issued into escrow at the closing of the Merger. To the extent that the Replacement Warrants do not vest, or are not exercised in full, the shares of PATY common stock underlying the Replacement Warrants will be released from escrow to all former stockholders of the Company at the effective time of the Merger based on the number of shares of the Company’s common stock, on an as-converted basis, held by each such holder at the closing of the Merger. The aggregate fair value of the Guaranty Warrants in the amount of $1,980,000 is being amortized to interest expense as the Replacement Warrants vest, and the initial value was computed using the Black-Scholes model. Approximately $884,000 was recognized as interest expense for the year ended March 31, 2006.

Capital Lease Obligations

The Company has entered into various lease arrangements, which expire in 2007, for certain computer hardware, software, and office equipment. Such arrangements transfer to the Company substantially all of the risks and benefits of ownership of the related assets. The assets have been capitalized, and obligations have been recorded as capital lease obligations.

As of March 31, 2006, there were capital lease obligations aggregating approximately $67,000 to be paid in 2007.

Patient Infosystems, Inc. and Subsidiaries

f/k/a CCS Consolidated, Inc.

Notes to Consolidated Financial Statements

March 31, 2006

9. Stockholders' Equity

Capital Stock

The Company is authorized to issue up to 100,000,000 shares of capital stock, 80,000,000 designated as common stock, and 20,000,000 designated as preferred stock. As of March 31, 2006 and 2005, there were 67,538,976 and 8,256,446 shares of common stock outstanding, respectively.

Common Stock held in Escrow

Of the common shares outstanding as of March 31, 2006, 3,668,937 shares were held in escrow, of which 3,152,141 are held by an escrow agent to be released upon the vesting and exercise of the Replacement Warrants, or the termination thereof (the "Debt Escrow") and 516,796 shares are held by an escrow agent and which may be released to Psilos Group Partners II, L.P. ("Psilos") upon the occurrence of certain events (the "Success Escrow"). To the extent that the Replacement Warrants do not vest, or are not exercised in full, the shares underlying the Replacement Warrants will be released from the Debt Escrow to all former stockholders of the Company at the effective time of the Merger based on the number of shares of the Company’s common stock, on an as-converted basis, held by each such holder at the closing of the Merger. In the event that the criteria for payment to Psilos of the shares held in the Success Escrow are not satisfied in full, all or a portion of such shares will be released from the Success Escrow to all former stockholders of the Company at the effective time of the Merger based on the number of shares of the Company’s common stock, on an as-converted basis, held by each such holder at the closing of the Merger.

Series C and Series AA Convertible Preferred Stock

Under the terms of the Fifth Amended and Restated Certificate of Incorporation, the Company designated 3,200,000 shares of Series C Participating Preferred Stock with a par value of $0.01 per share. The certificate of incorporation contained provisions that allowed a majority of the holders of the Series C Preferred Stock to redeem their shares for cash. However, these stockholders waived those rights.

As of March 31, 2005, there were 3,184,010 shares of the Series C Preferred Stock outstanding. On the merger date of January 25, 2006, these shares of Series C Preferred stock were exchanged for 16,650,029 shares of PATY common stock in the aggregate.

Under the terms of the Fifth Amended and Restated Certificate of Incorporation, the Company designated 5,000,000 shares of Series AA Participating Preferred Stock with a par value of $0.01 per share. The certificate of incorporation contained provisions that allowed a majority of the holders of the Series AA Preferred Stock to redeem their shares for cash. However, these stockholders waived those rights.

In conjunction with the issuance of the Series AA Preferred Stock, the Company issued warrants to purchase 25,000 shares of Series AA Preferred Stock to a placement agent. The warrant had an exercise price of $0.01 per share and a ten-year exercise period commencing on the date of issuance. The estimated fair value of the warrant on the date of issuance was $25,000, which was allocated to additional paid-in capital and recorded as a cost to issue the 25,000 shares of Series AA Preferred Stock.

As of March 31, 2005, there were 3,044,619 shares of Series AA Preferred Stock outstanding. In connection with the Merger, the Company issued an additional 2,572,095 shares of Series AA Preferred Stock upon the exercise of warrants. All of the 5,616,714 shares of Series AA Preferred Stock were exchanged at the merger date of January 25, 2006 for an aggregate of 12,827,794 shares of PATY common stock. There were an additional 246,826 shares of PATY common stock issued in satisfaction of accrued dividends in arrears on the Series AA Preferred Stock exchanged in the Merger.

Patient Infosystems, Inc. and Subsidiaries

f/k/a CCS Consolidated, Inc.

Notes to Consolidated Financial Statements

March 31, 2006

10. Intangible and Other Assets

The Company’s intangible and other assets consisted of the following (dollars in thousands):

	March 31,
Description	2006	2005
CareGuide trademark acquired July 2001 (i)	$ 1,513	$ 1,513
CareGuide website acquired July 2001 (ii)	1,430	1,430
PATY customer list acquired January 2006 (iii)	1,236	-
PATY non-compete agreements acquired January 2006 (iv)	718	-
PATY co-marketing agreements acquired January 2006 (v)	516	-
	5,413	2,943
Accumulated amortization	(1,480)	(1,042)
Net intangible assets	3,933	1,901
Gross deferred financing costs	550	550
Accumulated amortization of deferred financing costs	(375)	(75)
Net deferred financing costs	175	475
Security deposits	111	104
Total intangibles and other assets, net	$ 4,219	$ 2,480
(i)	The website is subject to amortization and is being amortized using over a five-year life.
(ii)	The acquired trademarks are classified as intangible assets with indeterminable lives and are not subject to amortization, but are tested annually for impairment.
(iii)	The customer list is subject to amortization and is being amortized over a five-year life using an accelerated method.
(iv)	The non-complete agreements are subject to amortization and are being amortized over a three year life using the straight line method.
(v)	The co-marketing agreements are subject to amortization and are being amortized over a five-year life using the straight line method.

Amortization expense related to acquired intangible assets was approximately $438,000 and $300,000 for the years ended March 31, 2006 and 2005, respectively.

The estimated aggregate amortization expenses for the next five years are as follows:

Years Ended March 31,	Estimated Intangible Amortization Expense	Estimated Financing Amortization Expense
2007	$ 855	$ 175
2008	671	-
2009	534	-
2010	237	-
2011	123	-
Total	$ 2,420	$ 175

Patient Infosystems, Inc. and Subsidiaries

f/k/a CCS Consolidated, Inc.

Notes to Consolidated Financial Statements

March 31, 2006

11. Income Taxes

The components of the income tax (expense) benefit consist of the following:

	Year Ended March 31,
	2006	2005
	(Dollars in Thousands)

Current state income taxes	$ (152)	$ (7)
Deferred taxes	98	98
Total	$ (54)	$ 91

The tax-effected components of deferred income tax assets and (liabilities) consist of the following:

	March 31,
	2006	2005
	(Dollars in Thousands)
Deferred income tax assets:
Federal income tax net operating losses	$ 22,529	$ 9,247
State and other income tax net operating losses	4,800	2,505
Goodwill and intangible impairment and amortization	1,298	794
Accrued liabilities	1,158	866
Allowance for doubtful accounts	193	127
Depreciation	289	93
Deferred revenue	15	283
Tax credits	75	-
Other	149	105
	30,506	14,020
Less valuation allowance	(29,518)	(13,972)
Net deferred income tax assets	988	48

Deferred income tax liabilities:
Intangible assets acquired in merger	(932)	0
Amortization of website	(27)	(126)
Other	(57)	(48)
Net deferred income tax liabilities	(1,016)	(174)
Net deferred income tax liability	$ (28)	$ (126)

Patient Infosystems, Inc. and Subsidiaries

f/k/a CCS Consolidated, Inc.

Notes to Consolidated Financial Statements

March 31, 2006

11. Income Taxes (continued)

The reconciliation of the expected income tax benefit (expense) with the actual income tax benefit (expense) reported for the years ended March 31, 2006 and 2005 computed on loss before income taxes at federal statutory rates is as follows:

	2006	2005

Tax at federal statutory rate	34.0%	34.0%
State income taxes, net of federal income tax benefit	7.6	7.6
Nondeductible items	(0.5)	(0.2)
Change in valuation allowance	(40.8)	(41.4)
Other – amortization of web site	(3.2)	1.5
	(2.9)%	1.5%

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all of the evidence, both positive and negative, management has determined that a valuation allowance of approximately $29,518,000 and $13,972,000 and is necessary at March 31, 2006 and 2005, respectively to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in valuation allowance for the years ended March 31, 2006 and 2005 was approximately $15,546,000 and $3,234,000, respectively. Included in the increase in the valuation allowance for the fiscal year ended March 31, 2006 was $14,788,000 acquired upon the Merger.

At March 31, 2006, the Company has available federal net operating losses ("NOLs") of approximately $66,262,000 expiring between 2010 and 2026. Approximately $37,320,000 of these NOLs were acquired in the Merger. In addition, the Company has tax credit carryforwards of $75,000, which are available to offset future federal income taxes, if any, which begin to expire in 2010. The NOLs and tax credit carryforwards may be subject to limitation by certain sections of the Internal Revenue Code relating to ownership changes.

Patient Infosystems, Inc. and Subsidiaries

f/k/a CCS Consolidated, Inc.

Notes to Consolidated Financial Statements

March 31, 2006

12. Employee Benefit Plan

The Company has a 401(k) savings plan covering substantially all eligible employees who have completed 90 days of active employment. Under the plan, an employee may elect to contribute on a pre-tax basis to a retirement account up to 15% of the employee’s compensation up to the maximum annual contribution permitted by the Internal Revenue Code. The Company matches employee contributions on a discretionary basis as determined by the Company’s board of directors. The Company made discretionary contributions to the 401(k) savings plan of approximately $81,000 and $71,000 during the years ended March 31, 2006 and 2005, respectively.

13. Stock Options and Warrants

In June 1998, the Company adopted the CCS Consolidated, Inc. Stock Option Plan (the 1998 Plan). As a result of amendments to the 1998 Plan during 2004 and 2005, the maximum number of shares of the Company’s common stock issuable under the 1998 Plan was 1,503,200 shares, all of which shares were reserved for issuance under options outstanding as of March 31, 2005. During the fiscal years ended March 31, 2005 and 2004, in connection with the separation of two executive officers of the Company, the Company granted these officers fully vested options to purchase up to an aggregate of 1,470,400 shares of the Company’s common stock at an exercise price of $0.2388 per share. During the year ended March 31, 2005, the Company recorded approximately $200,000 in compensation expense associated with one of these grants. Immediately prior to the Merger, these fully vested options were net-share exercised and the resulting shares of the Company’s common stock were then exchanged for an aggregate of 1,167,910 shares of PATY common stock in the Merger. The remaining options outstanding under the 1998 Plan as of the closing date of the Merger were not exercised and were terminated in accordance with the terms of the 1988 Plan.

During the fiscal year ended March 31, 2006, the Company’s board of directors and stockholder adopted the CCS Consolidated, Inc. 2005 Equity Incentive Plan (the 2005 Plan) and reserved 1,776,238 shares of CCS common stock for issuance under the 2005 Plan. The Company granted options to certain of its officers under the 2005 Plan to purchase an aggregate of 1,090,095 shares of CCS common stock at $0.30 per share. These options were assumed by PATY as part of the Merger and were converted into options to purchase an aggregate of 1,399,290 shares of PATY common stock at an exercise price of $0.2337 per share, based on the exchange ratio for the Company’s common stock in the Merger. The options granted under the 2005 Plan and assumed by PATY have a term of ten years from the date of grant. The options were accelerated in connection with the Merger so that they were 25% vested as of January 25, 2006 and will vest in 36 monthly installments thereafter. During the fiscal year ended March 31, 2006, the Company recorded approximately $84,000 in compensation expense associated with these grants.

As a result of the Merger, the combined company continues to administer the PATY 1995 Stock Option Plan (the PATY Plan). As of March 31, 2006, there are options to purchase 448,077 shares of PATY common stock outstanding under the PATY Plan, with a weighted average exercise price of $2.82 per share. The PATY Plan expired in 2005 and no further grants of options may be awarded under the PATY Plan.

Patient Infosystems, Inc. and Subsidiaries

f/k/a CCS Consolidated, Inc.

Notes to Consolidated Financial Statements

March 31, 2006

13. Stock Options and Warrants (continued)

A summary of the status of and the changes in the options outstanding during the years ended March 31, 2006 and 2005 is presented below. All share amounts and exercise prices have been adjusted to reflect the exchange ratio in the Merger as to reflect the number of shares of PATY common stock underlying such options.

	Shares	Weighted Average Exercise Price

Outstanding at March 31, 2004	523,531	$ 5.73
Granted	995,807	0.24
Exercised	-	-
Forfeited	(16,138)	(39.65)
Outstanding at March 31, 2005	1,503,200	1.67
Granted	1,399,290	0.23
Options outstanding at merger date for PATY	448,077	2.82
Exercised	(1,470,400)	0.24
Forfeited	(32,800)	(71.59)
Outstanding at March 31, 2006	1,847,367	$ 0.86

The following table summarizes information about options outstanding at March 31, 2006:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.23	1,399,290	9.8	$0.23	408,125	$0.23
1.50 - 4.99	437,866	7.5	2.42	437,866	2.41
5.00 - 33.00	10,211	2.3	20.01	10,211	20.01
$0.23 - $33.00	1,847,367			856,202

As described in Notes 8 and 9, during the years ended March 31, 2006 and 2005, the Company issued warrants to purchase shares of its Series AA Preferred Stock. All such preferred stock warrants were exercised prior to the Merger or terminated upon the closing of the Merger and were replaced by the Replacement Warrants.

Patient Infosystems, Inc. and Subsidiaries

f/k/a CCS Consolidated, Inc.

Notes to Consolidated Financial Statements

March 31, 2006

13. Stock Options and Warrants (continued)

All outstanding warrants to purchase common stock of the Company terminated upon the closing of the Merger. No warrants to purchase common stock of the Company were issued during the years ended March 31, 2006 and 2005.

At the closing of the Merger, and excluding the Replacement Warrants issued to certain stockholders of the Company, PATY had warrants outstanding to purchase an aggregate of 1,089,536 shares of PATY common stock. All such warrants were outstanding as of March 31, 2006.

Excluding the Replacement Warrants, warrants outstanding as of the years ended March 31, 2006 and 2005 are as follows:

	Warrants outstanding at March 31,
	2006		2005
	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Warrants outstanding
Common Stock	1,089,536	$1.16
Preferred Stock			2,000,000	$ 0.01
Warrants Exercisable
Common Stock	1,089,536	1.16
Preferred Stock			109,000	$ 0.01

14. Commitments and Contingencies

Commitments

The Company has operating lease agreements principally for its corporate office space and for certain contract site offices. Future minimum lease payments under noncancelable operating leases as of March 31, 2006 are as follows (dollars in thousands):

		Non-
	Operating	Cancelable
Year Ending March 31,	Leases	Sub Leases	Net

2007	$ 2,318	$ (532)	$ 1,786
2008	1,547	(578)	969
2009	1,518	(613)	905
2010	1,356	(634)	722
2011	409	(214)	195
Total	$ 7,148	$ (2,571)	$ 4,577

Net rent expense for the years ended March 31, 2006 and 2005 was approximately $868,000 and $1,453,000, respectively. The rent expense for the fiscal year ended March 31, 2005 includes approximately $498,000 of future rental payments related to the unoccupied office space of the Company’s headquarters in Coral Springs, Florida, which the Company has been unable to sublease and for which there are no plans for future use.

Patient Infosystems, Inc. and Subsidiaries

f/k/a CCS Consolidated, Inc.

Notes to Consolidated Financial Statements

March 31, 2006

14. Commitments and Contingencies (continued)

Employment Agreements

The Company has entered into employment agreements with certain management employees, which include, among other things, annual base salaries, non-competition provisions, salary continuation benefits, performance bonuses based upon the overall profitability of the Company and certain other non-cash benefits, including life, health and disability insurance. Employment agreements are automatically renewed for successive one-year terms.

Call Option Liability

The Company is party to a call option agreement with an underwriter which entitles the holder to purchase up to 153,518 shares of ACSH common stock from the Company for $6.00 per share at any time until October 31, 2010. The option was granted in connection with an offering of the Company's securities underwritten by the holder. The 153,518 shares held for trading are valued at market price, and the call option is considered a derivative instrument and is carried at fair value. The fair value of the call option is determined using the Black-Scholes method using the following assumptions at March 31, 2006: volatility 74%, interest rate 4.72%, average life of 2.29 years. Changes to the fair market value of the trading portfolio and the call option obligation are recognized in the accompanying consolidated statement of operations.

As of March 31, 2006, the Company held 166,610 shares of ACSH common stock and has designated 153,518 shares as trading securities because these shares would be used to satisfy the call option.

Provisions of Contractual Arrangements

The Company enters into contracts in the ordinary course of business which include reconciliation or savings sharing provisions. In such contracts, savings achieved by the Company against contractual benchmarks are measured to determine a potential penalty or bonus to be paid by or to the Company. No additional revenue is recognized under the contractual provisions until the amount is estimable and realization is reasonably assured. At this time, the Company has no losses under such arrangements which appear to be probable of assertion and for which a reasonable estimate can be determined.

Litigation

During the fiscal year ended March 31, 2005, the Company settled a lawsuit with the State of Florida (the State). The Company and the State filed lawsuits against each other related to amounts due under a disease management contract that the Company managed for the State. Under the terms of this settlement, the Company agreed to pay the State a total of $500,000 over a three-year period beginning April 1, 2005. The Company recorded the settlement plus the estimated remaining legal costs in the accompanying consolidated financial statements for the fiscal year ended March 31, 2005. The Company paid the first $100,000 installment during the year ended March 31, 2006.

The Company is currently in a dispute with Oxford, which is described in Note 5.

In addition to the above, the Company is subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of such pending legal proceedings will not have a material adverse effect on the Company’s results of operations or financial position.

15. Quarterly Results (unaudited)

The following is a summary of the unaudited interim results of operations by quarter (dollars in thousands, except per share amounts):

	First	Second	Third	Fourth
Year ended March 31, 2006:
Revenues	$ 14,560	$ 12,107	$ 12,366	$ 15,661
Gross profit	1,024	570	1,832	3,937
Net income (loss) - continuing operations	(951)	(1,465)	(547)	742
Preferred stock dividends	(38)	(38)	(38)	(11)
Net income (loss) attributable to common shareholders - continuing operations	(989)	(1,503)	(585)	731
Net income (loss) - discontinued operations	221	73	(4)	-
Net income (loss)	(730)	(1,392)	(551)	742
Net income (loss) attributable to common shareholders	(768)	(1,430)	(589)	731
Net income (loss) per common share-basic and diluted:
Income (loss) from continuing operations	(0.12)	(0.18)	(0.07)	0.01
Discontinued operations	0.03	0.01	-	-
Net income (loss)	(0.09)	(0.17)	(0.07)	0.01

Year ended March 31, 2005:
Revenues	$ 14,971	$ 16,079	$ 16,017	$ 19,170
Gross profit (loss)	2,769	1,910	230	(1,212)
Net income (loss) - continuing operations	(240)	(357)	(2,051)	(3,317)
Preferred stock dividends	(38)	(38)	(38)	(38)
Net income (loss) attributable to common shareholders - continuing operations	(278)	(395)	(2,089)	(3,355)
Net income (loss) - discontinued operations	433	(215)	293	(1,035)
Net income (loss)	193	(572)	(1,758)	(4,352)
Net income (loss) attributable to common shareholders	155	(610)	(1,796)	(4,390)
Net income (loss) per common share-basic and diluted:
Income (loss) from continuing operations	(0.03)	(0.05)	(0.25)	(0.41)
Discontinued operations	0.05	(0.03)	0.04	(0.13)
Net income (loss)	0.02	(0.07)	(0.22)	(0.53)