Form 10QSB
period 2006-06-30
PATIENT INFOSYSTEMS INC
filed 2006-08-14
CIK 1017813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:               June 30, 2006

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

incorporation or organization)

12301 N.W. 39th Street, Coral Springs, FL 33065

(Address of principal executive offices)

(954) 796-3714

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 14, 2006, 67,538,976 shares of the Company’s common stock, par value $0.01 per share, were outstanding.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

ITEM 1. FINANCIAL STATEMENTS

PATIENT INFOSYSTEMS, INC. AND SUBSIDIARIES

d/b/a CAREGUIDE

CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2006	2006
	(Unaudited)
Assets	(In Thousands, except share
Current assets:	and par values)
Cash and cash equivalents	$ 7,810	$ 8,399
Restricted cash available for current liabilities	4,514	4,894
Securities available for sale	52	99
Securities held for trading	614	827
Notes receivable	345	340
Accounts receivable, net of allowance for doubtful accounts of $514 and 430, respectively	2,976	3,859
Prepaid expenses and other current assets	587	440
Current assets of discontinued operations	350	351
Total current assets	17,248	19,209
Property and equipment, net	1,402	1,511
Intangibles and other assets, net	3,932	4,219
Goodwill	28,695	28,666
Restricted cash	969	618
Total assets	$ 52,246	$ 54,223

Liabilities and stockholders’ equity
Current liabilities:
Claims payable	$ 7,340	$ 8,260
Accounts payable and accrued expenses	4,558	6,095
Deferred revenue	1,342	1,355
Note payable	300	300
Current income tax liability	245	93
Current portion of capital lease obligations	29	67
Current liabilities of discontinued operations	1,276	1,018
Total current liabilities	15,090	17,188
Long-term liabilities:
Line of credit	8,000	8,000
Deferred tax liability	-	28
Legal settlement payable, net of current portion	300	300
Total liabilities	23,390	25,516

Commitments and contingencies

Stockholders’ equity: Common stock, $.01 par value,
80,000,000 shares authorized; 67,538,976 shares issued and outstanding	675	675
Additional paid-in capital	61,774	61,742
Other comprehensive loss	(13)	(1)
Accumulated deficit	(33,580)	(33,709)
Total stockholders’ equity	28,856	28,707
Total liabilities and stockholders’ equity	$ 52,246	$ 54,223

See notes to unaudited consolidated financial statements.

PATIENT INFOSYSTEMS, INC. AND SUBSIDIARIES

d/b/a CAREGUIDE

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,
	2006	2005
	(In Thousands, except per
Revenues:	share data)
Capitation revenue	$ 8,901	$ 12,137
Administrative and fee revenue	4,896	2,423
Total revenues	13,797	14,560
Cost of services – direct service costs	9,889	13,536
Gross profit	3,908	1,024

Operating costs and expenses:
Selling, general and administrative expense	2,359	1,372
Depreciation and amortization	521	308
Total operating costs and expenses	2,880	1,680

Operating income (loss) from continuing operations	1,028	(656)

Other (expense) income:
Interest income	125	74
Trading portfolio loss	(213)	-
Interest expense	(406)	(353)
Income (loss) from continuing operations before income
taxes and discontinued operations	534	(935)
Income tax expense	(119)	(17)
Income (loss) from continuing operations	415	(952)
(Loss) income from discontinued operations	(286)	221
Net income (loss)	129	(731)
Accretion of preferred stock	-	(38)
Net income (loss) attributable to common stockholders	$ 129	$ (769)

Net income (loss) income per common share-basic and diluted:
Income (loss) from continuing operations	$ 0.01	$ (0.12)
Discontinued operations	(0.01)	0.03
Net income (loss)	$ -	$ (0.09)
Weighted average common shares outstanding
Basic	67,539	8,256
Diluted	70,411	8,256
Comprehensive loss not included above	$ (12)	$ -

See notes to unaudited consolidated financial statements.

PATIENT INFOSYSTEMS, INC. AND SUBSIDIARIES

d/b/a CAREGUIDE

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended June 30,
	2006	2005
	(Dollars in Thousands)
Cash provided by (used in) operating activities:
Cash received from customers	$ 11,320	$ 9,266
Direct provider costs and claims settlements paid	(3,732)	(5,203)
Salary and benefits paid	(4,780)	(2,733)
Rent expense paid	(603)	(295)
Professional fees paid	(939)	(207)
Other operating expenses paid	(1,714)	(1,014)
Other income received	125	74
Interest expense paid	(183)	(116)
Income taxes paid	(13)	(17)
Net cash used in operating activities	(519)	(245)

Cash provided by (used in) investing activities:
Purchases of property and equipment	(61)	(162)
Restricted deposits, net	29	(460)
Net cash used in investing activities	(32)	(622)

Cash provided by (used in) financing activities:
Principal payments of capital lease obligations	(38)	(80)
Proceeds from borrowing under line of credit facility	-	1,200
Net cash (used in) provided by financing activities	(38)	1,120

Net (decrease) increase in cash and cash equivalents	(589)	253
Cash and cash equivalents, beginning of period	8,399	1,432
Cash and cash equivalents, end of period	$ 7,810	$ 1,685

Continued on the next page.

PATIENT INFOSYSTEMS, INC. AND SUBSIDIARIES

d/b/a CAREGUIDE

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED

	Three Months Ended June 30,
	2006	2005
	(Dollars in Thousands)

Reconciliation of net income (loss) to net cash used in operating activities:
Net income (loss) from continuing operations	$ 415	$ (952)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operations:
Depreciation and amortization	521	308
Stock option compensation	21	18
Amortization of warrants	219	219
Increase (decrease) in accounts receivable	883	(1,482)
Increase in prepaid expenses and other current assets	(193)	(229)
(Decrease) increase in claims payable	(920)	1,434
Decrease in accounts payable and accrued expenses	(1,682)	(205)
(Decrease) increase in deferred revenue	(78)	422
Increase in current income tax liability	152	-
Deferred tax benefit	(43)	-
Reverse trading portfolio loss	213	-
Net cash used in continuing operations	(492)	(467)

(Loss) income from discontinued operations	(286)	221
Adjustments to reconcile (loss) income from discontinued
operations to net cash provided by discontinued operations:
Decrease in current assets of discontinued operations	1	64
Increase (decrease) in current liabilities of discontinued operations	258	(63)
Net cash (used in) provided by discontinued operations	(27)	222

Net cash used in operating activities	$ (519)	$ (245)

See notes to unaudited consolidated financial statements.

PATIENT INFOSYSTEMS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements for the period ended June 30, 2006

1. Organization and Description of Business

The accompanying financial statements for the three months ended June 30, 2006 and 2005 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for these interim periods. These financial statements should be read in conjunction with the audited financial statements and notes thereto, for the year ended March 31, 2006. The results of operations for the three month period ended June 30, 2006 are not necessarily indicative of the results for the entire year.

On January 25, 2006, Patient Infosystems, Inc. acquired all the outstanding common stock of CCS Consolidated, Inc., d/b/a CareGuide (CCS) through the issuance of 43,224,352 shares of Patient Infosystems common stock (see Note 2). CCS was the accounting acquirer, but Patient Infosystems, Inc. was the surviving legal entity. The financial statements presented herein are the historical financial statements of the former CCS Consolidated, Inc., with the combined results of operations reflected since the date of the merger. In these footnotes, where the term "the Company" is used, it refers to the combined operations of CCS and Patient Infosystems. The Company's board of directors has approved an amendment to its certificate of incorporation to change its name to "CareGuide, Inc.," which amendment has not yet been approved by its stockholders.

CCS was incorporated on March 4, 1998. On April 10, 1998, CCS acquired the stock of Integrated Health Services Network, Inc. and IHS Network Services, Inc. from Integrated Health Services, Inc. (IHS). Subsequent to the acquisition, the name Integrated Health Services Network, Inc. was changed to Coordinated Care Solutions, Inc. After the merger with Patient Infosystems, the Company does business under the CareGuide name.

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

The Company offers a suite of care management products that are marketed under the label Care Team Connect™. The name stems from the Company’s objective of connecting all of the members of the patient’s care team, including the family, primary care physician, other providers, and community resources. The Company believes that the orchestration of the various interventions, with the patient empowered to be in the lead, results in better healthcare outcomes.

1. Organization and Description of Business (continued)

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

The Company’s services are provided under a variety of contractual arrangements, including capitation, fee-for-service, and case rates. The Company also provides case management and disease management for administrative fees only. Contracts may include performance bonuses and shared cost savings arrangements.

2. Merger with Patient Infosystems, Inc. (PATY)

On January 25, 2006, CCS completed a merger with Patient Infosystems, Inc., or PATY. On that date, CCS became a wholly-owned subsidiary of PATY as a result of the transaction. However, because CCS’s securityholders owned approximately 63% of the fully diluted number of shares of PATY common stock after the transaction, CCS’s designees to the combined company’s board of directors represented a majority of the combined company’s directors and CCS’s executive management represent a majority of the initial executive management of the combined company, CCS has been deemed to be the acquiring company for accounting purposes. Accordingly, the assets and liabilities of PATY were recorded, as of the date of the business combination, at their respective fair values and added to those of CCS. PATY issued approximately 43.2 million shares, plus options and warrants to purchase shares of its common stock, in exchange for all of the outstanding shares and certain options to purchase common stock of CCS.

All common shares and common share equivalents presented have been adjusted for the effects of the merger. Each common share and common share equivalent of CCS was exchanged for 1.25606819 shares of PATY common stock on the merger date.

The following unaudited pro forma summary presents the Company’s consolidated results of operations for the three months ended June 30, 2005 as if the merger had been consummated on April 1, 2005. The pro forma consolidated results of operations include certain pro forma adjustments, including the amortization of identifiable intangible assets, interest and expenses on certain debt (dollars in thousands, except for share and per share data).

Total revenues	$ 17,232
Cost of services – direct service costs	15,271
Total operating costs and expenses	2,929
Other expenses, net	561
Net loss from continuing operations	$ (1,529)
Net loss per common share - basic and diluted	$ (0.02)
Weighted average shares outstanding	67,538,976

The pro forma results are not necessarily indicative of those that would have occurred had the acquisition been consummated on April 1, 2005.

3. Business Operations

The Company realized net income of approximately $129 thousand for the three months ended June 30, 2006 and had a working capital surplus of $2.2 million at June 30, 2006. The Company’s ability to continue as a going concern is dependent upon achieving profitability from future operations sufficient to maintain adequate working capital. These financial statements have been prepared assuming the Company will continue as a going concern. Until the Company has sufficient profitable operations or other revenue generating activities to be self sufficient, the Company will remain dependent on other sources of capital. Through June 30, 2006, such capital has been obtained from the issuance of capital stock and borrowings from a financial institution. The Company’s primary investors have guaranteed the borrowing from a financial institution (see Note 6) and have committed to provide additional funding to the Company, if required, through March 31, 2007.

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

4. Summary of Significant Accounting Policies

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

Principles of Consolidation

The consolidated financial statements include the accounts of Patient Infosystems, Inc. and its wholly-owned subsidiaries, CCS Consolidated, Inc., Coordinated Care Solutions, Inc. (formerly Integrated Health Services Network, Inc.), Coordinated Care Solutions, IPA, Inc., Coordinated Physician Solutions, Inc., Coordinated Care Solutions of Texas, Inc. (CCS of Texas), CareGuide, Inc., CCS New Jersey Inc., Coordinated Care Solutions of Connecticut, Inc., IHS Network Services, Inc. and CBCA Care Management, Inc. The accompanying statement of operations for the three month period ending June 30, 2005 does not include Patient Infosystems, Inc. and its subsidiaries prior to the merger. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Reclassification

Certain prior year balances have been reclassified to agree with the current year presentation on the consolidated balance sheet with no effect on the previously reported stockholders’ equity.

Reportable Operating Segments

The operations of the Company are reported herein as one reportable segment for the three month periods ended June 30, 2006 and 2005. The Company uses the "management approach" for reporting information about segments in annual and interim financial statements. The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure and any other manner in which management disaggregates a company. Based on the "management approach" model, the Company has determined that its business is comprised of a single reportable segment. Revenues from the other non-reporting segment, whose financial amounts are below the quantitative thresholds for separate disclosure, totaled approximately $434,000 and $0 for the three month periods ended June 30, 2006 and 2005, respectively.

4. Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, cash on deposit, and amounts invested in short-term financial instruments with a maturity of three months or less from the date of acquisition, the use of which is not restricted.

Accounts Receivable

The Company’s accounts receivable, which are unsecured, are due from companies who have contracted through the Company for care management. The Company does not charge interest on accounts receivable. Accounts receivable are recorded net of an estimated allowance for doubtful accounts in the accompanying financial statements, which is recorded primarily based upon an analysis of the individual accounts. Accounts are written off only after all collection efforts are exhausted. During the three months ended June 30, 2006 and 2005, net expenses related to doubtful accounts were approximately $50,000 and $0, respectively.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets ranging from three to ten years. Leasehold improvements are amortized over the lesser of the remaining lease term or the asset’s useful life.

Intangible and Other Assets

Intangible and other assets consist primarily of a website, trademarks, and goodwill associated with acquisitions. The Company periodically reviews the carrying value of goodwill to assess recoverability and impairment.

Restricted Cash

In connection with several of the Company’s customer contracts and office leases, the Company is required to maintain letters of credit and has secured these letters of credit by establishing certificates of deposit totaling $4.9 million at June 30, 2006. These certificates of deposit are included in restricted cash in the consolidated balance sheets.

At June 30, 2006, CCS New Jersey, Inc., a subsidiary of the Company, has on deposit $569 thousand with the State of New Jersey as a condition of licensure as an Organized Delivery System in New Jersey. This deposit is included as restricted cash in the consolidated balance sheets.

The portion of restricted cash that is available and that the Company intends to use to satisfy current liabilities is included in current assets. The fair value of restricted cash approximates its carrying value.

Long-Lived Assets

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (SFAS No. 144) which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations, for a disposal of a segment of a business. The Company periodically reviews the carrying value of its long-lived assets to assess recoverability and impairment. The Company recorded no impairments during the three months ended June 30, 2006 or 2005.

4. Summary of Significant Accounting Policies (continued)

Securities

Securities available for sale and held for trading each consists solely of shares of common stock of American Caresource Holdings, Inc. (“ACSH”) acquired in the merger with Patient Infosystems, Inc. The available-for-sale portfolio consisting of 13,092 shares is carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The remaining 153,518 shares of ACSH are classified as a trading portfolio because such shares may be needed to satisfy a call option granted on those shares (see Note 8). Such trading portfolio is carried at fair value, with unrealized loss of $213,000 included in the consolidated statement of operations for the three months ended June 30, 2006. No securities have been sold to date.

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

The estimates for claims payable are continually reviewed and adjusted as necessary, as experience develops or new information becomes known. Such adjustments are included in current operations. Costs of services for the three months ended June 30, 2006 and 2005 include a benefit of approximately $1,228,000 and $92,000, respectively, related to the favorable settlement of claims for services incurred prior to April 1, 2006 and 2005, respectively.

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

4. Summary of Significant Accounting Policies (continued)

For the three months ended June 30, 2006, 64.6% and 5.1% of the Company’s total revenue from continuing operations was earned under contracts with affiliates of two customers, Aetna Health Plans (Aetna) and HealthNet, respectively. This compares to 57.2% and 37.8% of total revenue for the same period of 2005 from Aetna and HealthNet, respectively. Other than this customer, no other one customer accounted for more than 10% of the Company’s total revenue for the three months ended June 30, 2006. The contract with HealthNet was terminated on May 1, 2006.

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

Stock-Based Compensation Plans

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standard (“SFAS”) No. 123(Revised), “Share-Based Payment” (“SFAS No.123(R)”), establishing accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments, or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based stock awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123(R) replaces existing requirements under SFAS No. 123, “Accounting for Stock-Based Compensation,” and eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123(R) was adopted by the Company on April 1, 2006. During the three months ended June 30, 2006, the Company recognized $21 thousand in compensation expense for certain stock options in accordance with SFAS No. 123 (R). Prior to April 1, 2006, the Company recognized and measured compensation for its stock rights and stock option plans in accordance with APB Opinion No. 25. For the three months ended June 30, 2005, the Company recognized $18 thousand of compensation expense in accordance with APB No. 25.

4. Summary of Significant Accounting Policies (continued)

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of trade receivables and deposits in banks. Concentrations of credit risk with respect to trade receivables are limited by the fact that the Company’s customers are primarily large and well-established companies. As of June 30, 2006 and March 31, 2006, approximately $725,000 and $1,845,000, respectively, of the Company’s total accounts receivable were due from Health Net.

The Company has deposits exceeding the federal deposit insurance limits in three commercial banks. The Company has not experienced any losses in such accounts.

Goodwill and Indefinite Lived Intangible Assets

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations (SFAS No. 141), and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indeterminable useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144.

Recently Issued Accounting Pronouncement

In June 2006, the FASB issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - an interpretation of SFAS Statement No. 109, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact of FIN 48 and believes that any impact will not have a material effect on the Company's consolidated financial position or results of operations.

4. Summary of Significant Accounting Policies (continued)

Net Income (Loss) Per Share

The calculations for the basic and diluted net income (loss) per share were based on income (loss) attributable to common stockholders of $129 thousand and $(769) thousand and a basic weighted average number of common shares outstanding of 67,538,976 and 8,256,446 for the three months ended June 30, 2006 and 2005, respectively. The Company had 70,410,930 fully diluted common shares as of June 30, 2006 after giving effect to 2,871,954 shares underlying outstanding stock options and warrants. The computation of fully diluted loss per share for the three months ended June 30, 2005 did not include any common stock equivalents of outstanding convertible preferred shares, options nor warrants because the effect would be anti-dilutive due to the net loss in that period. The calculation of the Company’s net income (loss) per share for the three months ended June 30, 2006 and 2005 is as follows (dollars in thousands, except per share amounts):

	Three Months Ended June 30,
	2006	2005
Income (loss) from continuing operations	$ 415	$ (952)
Dividends and accretion of preferred stock	-	(38)
Net income (loss) attributable to common stockholders from continuing operations	415	(990)
(Loss) income from discontinued operations	(286)	221
Net income (loss) attributable to common stockholders	$ 129	$ (769)

Weighted average common stock outstanding - basic	67,538,976	8,256,446
Weighted average common stock outstanding - diluted	70,410,930	8,256,446

Net income (loss) per share, basic and diluted, continuing operations	$ 0.01	$ (0.12)
(Loss) income per share, basis and diluted, discontinued operations	(0.01)	0.03
Net income (loss) per share, basic and diluted	$ -	$ (0.09)

5. Discontinued Operations

During the year ended March 31, 2005, the Company decided to exit its relationship with Oxford Health Plans (“Oxford”), which constituted an operating segment. Pursuant to the contract termination provisions, the Company performed under the terms of the contract through August 31, 2005. . The Company has had no continuing involvement thereafter. Therefore, the operations of Oxford are accounted for as discontinued operations, and accordingly, the operating results and related assets and liabilities of Oxford are segregated in the accompanying consolidated financial statements.

The Oxford contract included risk sharing provisions and provided for an annual settlement after the conclusion of each contract year. Oxford has submitted its calculation of the amount due from the Company for the contract year ended December 31, 2004 which included many matters which management believes are contrary to the terms of the contract and management notified Oxford of the disputed items. Oxford does not agree with the Company’s position on these matters and Oxford drew down a $500,000 letter of credit that had been established for Oxford’s benefit pursuant to this contract. The parties are currently engaged in arbitration to resolve the matter. The arbitration hearing has taken place, and we are currently awaiting the arbitrators’ decision.

At June 30, 2006, the Company has recorded a liability based upon management’s best estimate of the ultimate liability to settle the contractual dispute with Oxford for services rendered.

For the three month periods ended June 30, 2006 and 2005, the Company recognized revenue of $0 and $225 thousand, respectively, from discontinued operations. The Company recognized a loss from discontinued operations of approximately $286 thousand and income from discontinued operations of approximately $221 thousand, respectively, for these same respective periods.

6. Long-Term Obligations

Note Payable

Pursuant to a previous acquisition, the Company issued a $300,000 promissory note which bore interest at an annual rate of 6% and matured on April 10, 2003. After that date, interest accrued at 12% compounded monthly. Accrued interest payable at June 30, 2006 and March 31, 2006 was $235,000 At June 30, 2006, the Company has not repaid the note.

Line of Credit

The Company has an $8,000,000 revolving line of credit (the "Line of Credit") with an outside lender for working capital purposes. The Line of Credit bears interest at the outside lender’s prime rate plus 1%, which was 9.25% and 7.25% at June 30, 2006 and 2005, respectively, and is scheduled to expire on September 30, 2007. The Line of Credit is collateralized by all of the Company’s assets, including its investment in all of its subsidiaries. In addition, the outside lender required that the Company obtain unconditional guaranties (the "Guaranties") from its primary investors. Under the terms of the Guaranties, each participating primary investor unconditionally and irrevocably guarantees prompt and complete payment of its pro rata share of the amount the Company owes under the Line of Credit. At June 30, 2006, the full balance of $8,000,000 was outstanding under the Line of Credit.

6. Long-Term Obligations (continued)

In exchange for the Guaranties, the primary investors were issued warrants to purchase up to 2,000,000 shares CCS’s Series AA Convertible Preferred Stock, par value of $.01 per share, in the aggregate. Such warrants each had an exercise price of $0.01 per share and a ten-year exercise period through November 17, 2014 and vested based on the outstanding balance of the Line of Credit as a percentage of the total available amount under the Line of Credit at each quarterly vesting date. In January 2006, warrants to purchase an additional 400,000 shares of CCS’s Series AA Preferred Stock in the aggregate were issued under similar terms in exchange for extending the guarantee period to June 30, 2007, except that such additional warrants were fully vested at the time of grant (collectively the “Guaranty Warrants”).

Immediately prior to the merger with PATY (the “Merger”), the vested portions of the Guaranty Warrants were net-share exercised for shares of CCS’s Series AA Convertible Preferred Stock, which were then exchanged for shares of PATY common stock in the Merger. As part of the Merger, the unvested portions of the Guaranty Warrants were terminated and replaced by warrants to purchase PATY common stock which was issued to an escrow agent (the “Replacement Warrants”). Each of the Replacement Warrants has an exercise price of $0.003172 per share of PATY common stock. These Replacement Warrants vest through November 17, 2006 based on the outstanding balances under the Line of Credit. If the Replacement Warrants fully vest and are exercised in full for a cash payment of the aggregate exercise price, the holders of the Replacement Warrants will receive an aggregate of 3,152,141 shares of PATY common stock. These 3,152,141 shares of PATY common stock were issued into escrow at the closing of the Merger. To the extent that the Replacement Warrants do not vest, or are not exercised in full, the shares of PATY common stock underlying the Replacement Warrants will be released from escrow to all former stockholders of the Company at the effective time of the Merger based on the number of shares of the Company’s common stock, on an as-converted basis, held by each such holder at the closing of the Merger. The aggregate fair value of the Guaranty Warrants in the amount of $1,980,000 is being amortized to interest expense as the Replacement Warrants vest, and the initial value was computed using the Black-Scholes model. Approximately $219 thousand of amortization of the fair value of the Guaranty Warrants was recognized as interest expense for the three months ended June 30, 2006 and 2005.

7. Stockholders’ Equity

Capital Stock

The Company is authorized to issue up to 100,000,000 shares of capital stock, 80,000,000 designated as common stock, and 20,000,000 designated as preferred stock. As of June 30, 2006 and March 31, 2006, there were 67,538,976 shares of common stock outstanding.

7. Stockholders’ Equity (continued)

Common Stock held in Escrow

Of the common shares outstanding as of June 30, 2006, 3,668,937 shares were held in escrow, of which 3,152,141 are held by an escrow agent to be released upon the vesting and exercise of the Replacement Warrants, or the termination thereof (the “Debt Escrow”) and 516,796 shares are held by an escrow agent and which may be released to Psilos Group Partners II, L.P. (“Psilos”) upon the occurrence of certain events (the “Success Escrow”). To the extent that the Replacement Warrants do not vest, or are not exercised in full, the shares underlying the Replacement Warrants will be released from the Debt Escrow to all former stockholders of the Company at the effective time of the Merger based on the number of shares of the Company’s common stock, on an as-converted basis, held by each such holder at the closing of the Merger. In the event that the criteria for payment to Psilos of the shares held in the Success Escrow are not satisfied in full, all or a portion of such shares will be released from the Success Escrow to all former stockholders of the Company at the effective time of the Merger based on the number of shares of the Company’s common stock, on an as-converted basis, held by each such holder at the closing of the Merger.

2005 Equity Incentive Plan

During the fiscal year ended March 31, 2006, CCS’s board of directors and stockholders adopted the CCS Consolidated, Inc. 2005 Equity Incentive Plan (the 2005 Plan) and reserved 1,776,238 shares of CCS common stock for issuance under the 2005 Plan. CCS granted options to certain of its officers under the 2005 Plan to purchase an aggregate of 1,090,095 shares of CCS common stock at $0.30 per share. These options were assumed by PATY as part of the Merger and were converted into options to purchase an aggregate of 1,399,290 shares of PATY common stock at an exercise price of $0.2337 per share, based on the exchange ratio for CCS’s common stock in the Merger. The options granted under the 2005 Plan and assumed by PATY have a term of ten years from the date of grant. The options were accelerated in connection with the Merger so that they were 25% vested as of January 25, 2006 and will vest in 36 monthly installments thereafter. No options were granted for the three months ended June 30, 2006. As discussed in Note 4, during the three months ended June 30, 2006 and 2005, the Company recognized compensation expense related to these options of $21 thousand and $18 thousand, respectively.

As a result of the Merger, the Company continues to administer the PATY 1995 Stock Option Plan (the “PATY Plan”). As of June 30, 2006, there are options to purchase 448,077 shares of PATY common stock outstanding under the PATY Plan, with a weighted average exercise price of $2.82 per share. The PATY Plan expired in 2005 and no further grants of options may be awarded under the PATY Plan.

7. Stockholders’ Equity (continued)

In accordance with SFAS No. 123(R), which the Company adopted on April 1, 2006, the Company's net income for the three months ended June 30, 2006 gives effect to $21 thousand of expense related to certain stock options. Upon adoption of SFAS No. 123(R), the Company used the modified prospective transaction method, which requires that compensation expense be recorded for all non-vested options beginning with the first quarter of adoption. Prior periods were not restated to reflect the impact of adopting SFAS No. 123(R) on April 1, 2006. Income before taxes, net income, cash flows from operating activities, cash flows from financing activities and basic and diluted EPS for the three months ended June 30, 2006 were lower by approximately $21 thousand, $14 thousand, $0, $0, $0.00 and $0.00, respectively, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25 for awards under the PATY Plan. During the three month period ended June 30, 2005 the Company reported such stock option expenses on a pro-forma basis only, in accordance with SFAS No. 123. The Company determines the stock-based employee compensation using the Black-Scholes Option Pricing Model. For comparative purposes, the pro forma net income (loss) for three month periods ended June 30, 2006 and 2005 are indicated below (dollars in thousands):

	For The Three Months Ended June 30,
	2006	2005
Net income (loss) attributable to common stockholders, as reported	$ 129	$ (769)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	-	(4)
Pro forma net income (loss)	$ 129	$ (773)
Net income (loss) per share – basic and diluted – as reported	$ -	$ (0.09)
Net income (loss) per share – basic and diluted – pro forma	$ -	$ (0.09)
Weighted average common shares – basic	67,538,976	8,256,446
Weighted average common shares - diluted	70,410,930	8,256,446

Using the Black-Scholes Option Pricing Model, the estimated weighted-average fair value per option granted in the three months ended June 30, 2005 was $0.2337. The Company used the minimum value method with the following assumptions: (i) a risk-free interest rate of 4.5%; (ii) a dividend rate of zero; and (iii) an expected life of 5 years. The Company did not grant any employee options during the three months ended June 30, 2006.

The Black-Scholes Option Pricing Model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require highly subjective assumptions, including expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different than those of traded options, and because changes in the assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not necessarily provide a reliable single measure of the fair value of its employee stock options.

8. Commitments and Contingencies

Commitments

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

Call Option Liability

The Company is party to call option agreements with an underwriter and its affiliates, which entitles certain holders to purchase up to 153,518 shares of ACSH common stock from the Company for $6.00 per share at any time until October 31, 2010. The options were granted in connection with an offering of the Company’s securities underwritten by the holder. The 153,518 shares held for trading are valued at market price, and the call options are considered a derivative instruments and are carried at fair value. The fair value of each call option is determined using the Black-Scholes method using the following assumptions at June 30, 2006: volatility 74%, interest rate 4.72%, average life of 2.29 years. Changes to the fair market of the trading portfolio and the call option obligation are recognized in the accompanying consolidated statement of operations. For the three months ended June 30, 2006, the Company recognized a loss of $213,000 in the trading portfolio. This was partially offset by a reduction in the call option liability of $150,000. There was no such income or expense for the three months ended June 30, 2005.

As of June 30, 2006, the Company held 166,610 shares of ACSH common stock and has designated 153,518 shares as trading securities because these shares would be used to satisfy the call options.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis provides a review of our operating results for the three months ended June 30, 2006 and 2005 and our financial condition at June 30, 2006. The focus of this discussion and analysis is on the underlying business reasons for significant changes and trends affecting our revenues, net losses, cash flows and financial condition. This discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and related notes thereto included in this quarterly report. The discussion and analysis of our financial condition as of June 30, 2006 and our operating results and cash flows for the three months ended June 30, 2006 include Patient Infosystems, Inc. and its subsidiaries, including CCS Consolidated. The discussion and analysis of the operating results and cash flows for the three months ended June 30, 2005 includes CCS Consolidated, Inc. only. We and our subsidiaries collectively do business under the name “CareGuide.” Our board of directors has approved an amendment to our certificate of incorporation to change our name to “CareGuide, Inc.,” which amendment has not yet been approved by our stockholders.

OVERVIEW

On January 25, 2006, a subsidiary of Patient Infosystems, Inc. merged with CCS Consolidated (the “Merger”). At the closing of the Merger, we issued 43,224,352 shares of common stock to the former stockholders of CCS Consolidated. This represented approximately 64% of our issued and outstanding voting shares upon the closing of the Merger, and as a result there was a change of control of our company.

In addition, under a stockholders agreement entered into at the closing of the Merger, stockholders holding approximately 65% of the outstanding voting shares of our common stock after the consummation of the Merger have agreed to vote their shares in favor of the election of John Pappajohn, a director of our company prior to the Merger, Derace Schaffer, M.D., a director of our company prior to the Merger, and three individuals designated by holders of at least a majority of our common stock held by the former stockholders of CCS Consolidated who are parties to the stockholders agreement. The three new directors appointed after the Merger were Mark L. Pacala, Daniel C. Lubin and Albert S. Waxman. As provided by the stockholders agreement, two additional directors may be added to our board of directors, which individuals must be unanimously approved by the other five members of our board of directors. These additional directors have not yet been appointed.

Because the former CCS Consolidated securityholders held approximately 63% of our fully diluted shares of common stock immediately following the Merger, CCS Consolidated’s designees to our board of directors represent a majority of our directors and CCS Consolidated’s executive management represent a majority of the executive management of the combined company, CCS Consolidated is deemed to be the acquiring company for accounting purposes, and the transaction has been accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with generally accepted accounting principles in the United States. We have adopted March 31 as our fiscal year end, which was CCS Consolidated’s fiscal year end.

CareGuide is a national disease and healthcare management company that provides a full range of healthcare management services to health plans, work/life benefits companies, government entities, and self-funded employers to help them reduce health care costs while improving the quality of care for members. We believe that the steadily rising cost of healthcare for employers, increasing demands on Medicare and Medicaid funding that are outpacing resources, and an emerging interest in healthcare technology and disease management services by the federal government and large insurers creates a fertile environment for our business model.

CareGuide brings to its partnerships with private and government payors a highly specialized infrastructure and multi-disciplinary clinical care management staff to reduce the overall costs of care through identifying individuals at risk for hospitalization and other high cost services, developing care management plans centered around self-management, and ensuring that the most appropriate services are utilized. Our approach to care management is holistic in nature, recognizing that factors other than physical maladies contribute to an individual’s well-being. By providing comprehensive medical and psychosocial care management services for the highest-risk, medically complex members, CareGuide enables customers to realize lower health care costs, while optimizing the quality of care and satisfaction of members.

One of our fundamental beliefs is that technology, combined with a personal touch, is an essential component of providing the most effective and efficient care management services. To that end, we are developing an integrated clinical information technology platform that we believe will lead to the next generation of care management services. Today, we utilize technology to predict members at risk for high utilization of medical services, to guide our disease management, care management, and nurse help line interventions, and to communicate with members via remote monitoring devices.

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

As a result of the Merger, we have entered into service agreements to develop, implement and operate programs for: (i) patients who have multiple co-morbid medical conditions; (ii) patients who have recently experienced certain cardiovascular events; (iii) patients who have been diagnosed with primary congestive heart failure; (iv) patients suffering from asthma; (v) patients suffering from diabetes; (vi) patients who are suffering from hypertension; (vii) demand management, which provides access to nurses; (viii) case and utilization management services; (ix) various survey initiatives which assess, among other things, satisfaction, compliance of providers or payors to national standards, health status or risk of specific health related events; and (x) the performance of specific administrative and management functions on behalf of a customer. These contracts provide for fees paid by our customers based upon per member per month or the number of patients participating in each of these programs per month, as well as initial program implementation and set-up fees from customers. Our customers include health plans, third party administrators, government agencies, unions, private companies and other customers.

We have two types of revenue. First, we accept risk on the providing of post-acute services and receives a Per Member Per Month fee that is categorized as capitation revenue. Alternatively, we provide services to health plans or other providers without accepting risk, and for these types of contracts, we may receive either an administration service fee or may provide these services on a fee-for-service basis. For risk contracts, the cost of services includes the cost of providing clinical care and the incurred claims.

While we have historically derived most of our income from risk-based contracts, we are currently diversifying our revenue sources by adding more administrative fee contracts. We will continue to offer risk-based and non-risk-based post acute care management products, but where possible such contracts will be linked to our Continuous Care Management service which will allow us to follow the complex patients over the long term after their return to their home environment.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes the following critical accounting policies reflect the significant estimates and assumptions used in the preparation of our consolidated financial statements.

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

Revenue Recognition

We recognize capitated revenue for contracts whereby we accept risk. Capitated revenue is recorded by multiplying a contractually negotiated revenue rate per health plan member per month (“PMPM”) by the number of health plan members covered by our services during the month. These PMPM rates are initially determined during contract negotiations with customers based on estimates of the costs of our services, including the cost of claims. Such rates are generally renegotiated at contract renewal. In certain contracts, the PMPM rates differ depending on the health plan’s lines of business, such as Medicare, commercial or Medicaid. The PMPM rates will also differ in certain cases depending on the type of service provider, such as a skilled nursing facility or a home health provider. Contracts with health plans generally range from one to two years with provisions for subsequent renewal.

We recognize administrative and fee revenue for a variety of contracts. On certain contracts, we receive a fee for providing our services without accepting risk for claims. Such contracts include those that pay a set fee each month. Other contracts include a PMPM fee which include a per day per member case rate based on the number of health plan members who receive our services during the month. Such fees are negotiated with the health plan or employer group based on estimated costs and anticipated level of services. We recognize fee-for-service revenue for certain services provided for our customers and expenses paid on behalf of our customers for which we are generally reimbursed on a cost-plus basis during the period in which the services are provided.

Some of our revenues are based on contractual arrangements which may be subject to retroactive adjustments as final settlements are determined. Such amounts are recorded on an estimated basis in the period the related services are rendered and are adjusted in future periods upon final settlement.

Intangibles and Other Assets

Intangible and other assets consist primarily of websites, trademarks and customer relationships. Such intangible assets are amortized to expense over the estimated life of the asset. We have preliminarily valued the customer relationships and other intangible assets of Patient Infosystems at $2.5 million as of the merger date of January 25, 2006, which is included in the intangible and other assets on the accompanying consolidated balance sheet as of June 30, 2006, less five months of amortization. We have engaged an independent valuation firm to determine the valuation of the customer relationships as of the merger date, and we will adjust the carrying value of this asset accordingly. The offset to this adjustment would be goodwill.

Goodwill

Goodwill is associated with acquisitions and is not amortized. Goodwill is tested annually for impairment, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the impairment test indicates impairment, the goodwill will be written down to the estimated fair value.

Direct Service Costs and IBNR Claims Payable Liability

Direct service costs are comprised of the incurred claims paid to third-party providers for services for which we are at risk and our related expenses associated with providing our services. Network provider and facility charges for authorized services that have yet to be billed to us are estimated and accrued in our Incurred But Not Reported (“IBNR”) claims payable liability. Such accruals are based on historical experience, current enrollment statistics, patient census data, adjudication and authorization decisions and other information. The IBNR liability is adjusted as changes in these factors occur and such adjustments are reported in the period of determination. Although it is possible that actual results could vary materially from recorded claims in the near term, management believes that the recorded IBNR liability is adequate.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See the notes to our consolidated financial statements included in this prospectus, which contain additional accounting policies and other disclosures required by generally accepted accounting principles.

                RESULTS OF OPERATIONS

The following financial table presents data regarding our results of operations, financial position and cash flows as of and for the three month periods ended June 30, 2006 and 2005. Such data was derived from our consolidated financial statements. This information should be read in conjunction with our consolidated financial statements as of and for the three month periods ended June 30, 2006 and 2005 and the related notes thereto. All dollar amounts are stated in thousands of dollars:

	For the Three Months Ended
	June 30,		Fav. (Unfav.)
	2006	2005	Variance
Operating Results
Capitated Revenue
HealthNet	$ -	$ 3,821	$ (3,821)
Aetna	8,901	8,316	585
Total capitated revenue	8,901	12,137	(3,236)

Administrative and Fee Revenue
Health Net	701	1,685	(984)
Aetna	9	9	-
PATY customers subsequent to the Merger	2,217	-	2,217
Other	1,969	729	1,240
Total administrative and fee revenue	4,896	2,423	2,473

Total Revenue
Health Net	701	5,506	(4,805)
Aetna	8,910	8,325	585
PATY customers subsequent to the Merger	2,217	-	2,217
Other	1,969	729	1,240
Total revenue	$ 13,797	$ 14,560	$ (763)

Percentage of Revenue by Customer
Health Net	5.1%	37.8%	(32.7)%
Aetna	64.6%	57.2%	7.4%
PATY customers subsequent to the Merger	16.1%	-	16.1%
Other	14.2%	5.0%	9.2%
Total revenue	100.0%	100.0%

	For the Three Months Ended (continued)
	June 30,		Fav. (Unfav.)
	2006	2005	Variance
Direct Service Costs
Incurred claims	$ 6,156	$ 11,092	$ 4,936
Direct clinical expenses	3,733	2,444	(1,289)
Total direct service costs	$ 9,889	$ 13,536	$ 3,647

Direct Service Costs as a Percentage of Revenue
Incurred claims as a percentage of total revenue	44.6%	76.2%	31.6%
Direct clinical expenses as a percentage of total revenue	27.1%	16.8%	(10.3)%
Total direct service costs as a percentage of total revenue	71.7%	93.0%	21.3%

Gross profit	$ 3,908	$ 1,024	$ 2,884
Gross profit as a percentage of total revenue	28.3%	7.0%	21.3%

Selling, General & Administrative Expenses
Selling and administrative expenses	$ 2,338	$ 1,354	$ (984)
Stock option compensation	21	18	(3)
Total selling, general and administration expenses	$ 2,359	$ 1,372	$ (987)

Total depreciation and amortization expense	$ 521	$ 308	$ (213)

Operating income (loss) from continuing operations	$ 1,028	$ (656)	$ 1,684

Other Income (Expense)
Interest income	$ 125	$ 74	$ 51
Interest expense:
Interest on Line of Credit	(187)	(134)	(53)
Amortization of Warrants	(219)	(219)	-
Total interest expense, net	(281)	(279)	(2)
Trading portfolio loss	(213)	-	(213)
Net other income (expense)	$ (494)	$ (279)	$ (215)

Income (loss) from continuing operations before income taxes	$ 534	$ (935)	$ 1,469
Income tax expense	(119)	(17)	(102)
Income (loss) from continuing operations	415	(952)	1,367
(Loss) income from discontinued operations	(286)	221	(507)
Net income (loss)	$ 129	$ (731)	$ 860
EBITDA (loss) from continuing operations (1)	$ 1,549	$ (348)	$ 1,897

	June 30,	March 31,	Increase
Condensed Balance Sheet Data	2006	2006	(Decrease)
Total Assets
Cash and cash equivalents	$ 7,810	$ 8,399	$ (589)
Restricted cash for current liabilities	4,514	4,894	(380)
Securities available for sale	52	99	(47)
Securities held for trading	614	827	(213)
Accounts receivable, net	2,976	3,859	(883)
Other current assets	1,282	1,131	151
Total current assets	17,248	19,209	(1,961)
Goodwill	28,695	28,666	29
Long term assets	6,303	6,348	(45)
Total assets	$ 52,246	$ 54,223	$ (1,977)

Liabilities and Stockholders' Equity
Claims payable	$ 7,340	$ 8,260	$ (920)
Other current liabilities	7,750	8,928	(1,178)
Total current liabilities	15,090	17,188	(2,098)
Line of credit	8,000	8,000	-
Other long-term liabilities	300	328	(28)
Total liabilities	23,390	25,516	(2,126)
Stockholders' equity	28,856	28,707	149
Total liabilities and stockholders' equity	$ 52,246	$ 54,223	$ (1,977)

	For the Three Months Ended
	June 30,		Fav. (Unfav.)
	2006	2005	Variance
Condensed Cash Flow Data
Cash provided by (used in) operating activities:
Cash received from customers	$ 11,320	$ 9,266	$ 2,054
Direct provider costs and claims settlements paid	(3,732)	(5,203)	1,471
Salary and benefits paid	(4,780)	(2,733)	(2,047)
Other operating expense	(3,327)	(1,575)	(1,752)
Net cash used in operating activities	(519)	(245)	(274)
Cash (used in) provided by investing activities:
Purchases of property and equipment	(61)	(162)	101
Restricted deposits, net	29	(460)	489
Net cash used in investing activities	(32)	(622)	590
Cash provided by (used in) financing activities:
Proceeds from borrowing under Line of Credit facility	-	1,200	(1,200)
Other financing activities, net	(38)	(80)	42
Net cash (used in) provided by financing activities	(38)	1,120	(1,158)
Net (decrease) increase in cash and cash equivalents	(589)	253	(842)
Cash and cash equivalents, beginning of period	8,399	1,432	6,967
Cash and cash equivalents, end of period	$ 7,810	$ 1,685	$ 6,125

(1)          Earnings from continuing operations before interest and investment gain or loss, taxes, depreciation and amortization, or EBITDA from continuing operations, is a non-GAAP financial measure. This measure is not calculated in accordance with, or an alternative for, generally accepted accounting principles and may be different from non-GAAP measures used by other companies. We believe that the presentation of EBITDA from continuing operations, when shown in conjunction with the corresponding GAAP measure of earnings from continuing operations, provides useful information to management and investors regarding the financial and business trends relating to our results of operations. Additionally, for our internal budgeting purposes and for evaluating our performance, management uses financial statements that exclude income tax expense, interest expense and depreciation and amortization expense, as applicable, in addition to the corresponding GAAP measures. Presented below is a reconciliation of income (loss) from continuing operations, which we believe to be the most comparable GAAP measure, to EBITDA from continuing operations (dollars in thousands):

	For the Three Months Ended
	June 30,
	2006	2005
Income (loss) from continuing operations, GAAP basis	$ 415	$ (952)
Depreciation and amortization	521	308
Interest income	(125)	(74)
Trading portfolio loss	213	-
Interest expense	406	353
Income tax expense	119	17
EBITDA (loss) from continuing operations, non-GAAP basis	$ 1,549	$ (348)

Capitation Revenue

The capitation contracts with HealthNet were converted from risk-based to an administrative services-only fee basis (“ASO”) on May 1, 2005 for the Connecticut business and on January 1, 2006 for the New York and New Jersey business. Therefore, there was no capitated revenue related to the HealthNet contract during the three month period ended June 30, 2006. The capitated revenue increase related to Aetna of $0.6 million was due to increased membership. The net decrease in capitated revenue for the three months ended June 30, 2006, when compared to the three months ended June 30, 2005, was $3.2 million.

Administrative and Fee Revenue

The increase in administration and fee revenue of $2.5 million during the three months ended June 30, 2006, when compared to the three months ended June 30, 2005, was primarily the result of the addition of $2.2 million of revenue from the operations of PATY. The contracts with HealthNet were terminated effective May 1, 2006. For the three months ended June 30, 2006, there was a $1.0 million decrease in revenue from HealthNet due to this termination when compared to the three months ended June 30, 2005. Effective July 1, 2005, we began a new contract for which we recognized $919 thousand of revenue in the three months ended June 30, 2006. Increases in other contracts of $321 thousand accounted for the remainder of the increase.

Total Revenues

Total revenues for the three months ended June 30, 2006 aggregated $13.8 million, a decrease of $0.8 million, or 5.0%, from the three months ended June 30, 2005. This decrease was the net result of the $4.8 million decrease in total HealthNet revenues, additional revenues from the merger with PATY of $2.2 million, additional revenues from the new contract of $0.9 million, an increase of Aetna revenues of $0.6 million, and other additional revenues of $0.3 million.

Direct Service Costs

Direct service costs consist of the claims expense incurred on our capitated and fee-for-service contracts and the direct clinical costs incurred on our contracts. The decrease in direct service costs of $3.6 million for the three month period ended June 30, 2006, when compared to the three months ended June 30, 2005, is a net result of several factors, including:

•

The Health Net capitated claims decreased $3.5 million due to the conversions from risk to ASO, as described above. Additionally, the fee-for-service Health Net claims decreased an additional $0.4 million. Therefore, there was a total decrease in Health Net claims of $3.9 million compared to a decrease in Health Net revenues of $4.8 million.

•

The capitated contracts for our Aetna New Jersey and New York business contain provisions whereby we are responsible for 100% of the incurred claims for the services covered under these contracts. Aetna pays the majority of the claims on our behalf. While we record 100% of the revenues, Aetna has paid us 40% of the revenues in cash and retained the remaining 60% to pay the claims which we are responsible for but paid by Aetna on our behalf. There are reconciliations to be performed for the claims Aetna has paid compared to the cash it retained for the reconciliation period. If Aetna pays less than the amount it retained, it will owe such excess amount to us. If Aetna pays more than the amount it retained, we are obligated to pay Aetna this excess. Based on recent reconciliations with Aetna and subsequent revisions of our claim reserve estimates, it became apparent that there were certain redundancies in the recorded claim reserve liability. The direct service costs for the three months ended June 30, 2006 was improved by a release of claim reserve redundancies of $1.2 million as of March 31, 2006. Of this amount, management estimates that $0.8 million was due to redundancies as of December 31, 2005 and $0.4 million was due to additional redundancies for the three months ended March 31, 2006.

•

Direct clinical expenses, which are the costs directly involved in providing clinical services to the members of our customers, increased by $1.3 million during the three month period ended June 30, 2006 when compared to the three months ended June 30, 2005. The majority of this increase is due to the $1.6 million of direct clinical expenses of PATY, which was not included in our results of operations for the three months ended June 30, 2005.

Gross Profit

Gross profit increased $2.9 million during the three months ended June 30, 2006, when compared to the three months ended June 30, 2005, as shown in the financial table above. The gross profit percentage increased to 28.3% for the three month period ended June 30, 2006 from 7.0% for the three month period ended June 30, 2005. The increases in gross profit were due to the release of redundant claim reserves of $1.2 million, $635 thousand in gross profit attributable to the operations of PATY after the merger, and gross profits realized on new contracts.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $1.0 million during the three months ended June 30, 2006, when compared to the three months ended June 30, 2005. This increase was primarily due to the following factors:

•	Selling, general and administrative expenses for PATY added $661 thousand to the current year period.
•	Professional fees for accounting and legal services increased $104 thousand due to the increased costs of being a publicly-traded company.

The remaining increase of $0.2 million is due primarily to growth of our business and related increase in operating expenses.

Depreciation and amortization expense

Depreciation and amortization expense related to fixed and intangible assets aggregated $521 thousand and $308 thousand for the three month periods ended June 30, 2006 and 2005, respectively. This increase is primarily due to $201 thousand of amortization expense related the acquisition of certain intangible assets from the merger with PATY on January 25, 2006.

Interest Income (Expense), net

Interest income increased $51 thousand during the three month period ended June 30, 2006 when compared to the three months ended June 30, 2005.

Interest expense on our line of credit with Comerica Bank (the "Line of Credit") increased $53 thousand during the three month period ended June 30, 2006 as compared to the three months ended June 30, 2005 due to the increased loan balance to $8.0 million subsequent to June 30, 2005 and the increase in interest rates, which increased from 7.25% at June 30, 2005 to 9.25% at June 30, 2006.

In connection with the guarantee of our obligations under the Line of Credit by certain of our major stockholders, we issued certain warrants to purchase stock. These warrants are amortized to expense over the life of the loan and this amortization is recognized as interest expense. This amortization was $219 thousand for each of the three months ended June 30, 2006 and 2005. The offset to this expense is an increase in paid-in capital. Thus, there is no impact on stockholders’ equity for this expense.

During the three months ended June 30, 2006, we recognized a loss of $213 thousand from a decline in market value for securities in our trading portfolio.

Income from Continuing Operations

The income from continuing operations improved from a loss of $952 thousand for the three months ended June 30, 2005 to income of $415 thousand for the three months ended June 30, 2006 for primarily the reasons described under "Gross Profit" above, partially offset by the increase in selling general and administrative expenses and depreciation and amortization.

Discontinued Operations

During the year ended March 31, 2005, we terminated our contractual relationship with Oxford Health Plans ("Oxford"). Pursuant to the contract termination provisions, we performed under the terms of the contract through August 31, 2005. We have had no continuing involvement thereafter. Therefore, we account for our former contract with Oxford as discontinued operations.

The Oxford contract included risk sharing provisions and provided for an annual settlement after the conclusion of each contract year. Oxford submitted its calculation of the amount due from us for the contract year ended December 31, 2004, which included many matters which we believe are contrary to the terms of the contract, and we notified Oxford of the disputed items. Oxford does not agree with our position on these matters, and it drew down a $500,000 letter of credit that had been established for Oxford’s benefit pursuant to this contract. At March 31, 2005, we recorded a liability based on our estimate of the potential liability in the contractual dispute with Oxford for services rendered through March 31, 2005, should we not prevail in our position on the matter. The matter has been submitted to binding arbitration. The arbitration hearing has taken place and we are currently awaiting the arbitrators’ decision. At this time, we believe that we are adequately reserved for any additional amounts due to Oxford.

We recorded $286 thousand of legal costs related to our dispute with Oxford during the three months ended June 30, 2006. During the three months ended June 30, 2005, we recognized $221 thousand of administration fees received from Oxford.

We also had remaining business during the three months ended June 30, 2005 related to the cessation of operations in the State of Texas during the year ended March 31, 2003. These operations are also accounted for as discontinued operations.

Net income and EBITDA

Net income for the three months ended June 30, 2006 increased to $129 thousand from a loss of $731 thousand for the three months ended June 30, 2005. The net income per share was $0.00 as compared to a loss of $0.09 for the same respective periods.

We realized EBITDA, as defined above, of $1.5 million for the three months ended June 30, 2006, which was an improvement from the three months ended June 30, 2005 of $1.9 million, due primarily to the reasons described above under "Income from Continuing Operations."

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

We had a working capital surplus at June 30, 2006 of $2.2 million. We recognized net losses for the year ended March 31, 2006 of $1.9 million and income for the three months ended June 30, 2006 of $129 thousand. Due to historical losses, we have depended on capital infusions from our major investors and borrowings from a financial institution to fund our operations and to fund restricted deposits. If these additional funds were not available, we would likely have been required to reduce our operations or take other measures to curtail losses.

Capitated Risk Contracts

In connection with taking capitated risk, our customers require us to provide letters of credit for their protection in case we do not have sufficient resources to pay the related claim liabilities. These letters of credit are generally collateralized by certificates of deposit and are shown on our consolidated financial statements as “Restricted cash available for current liabilities.” As of June 30, 2006 and 2005, we had restricted cash totaling $4.5 million and $4.9 million, respectively.

Cash received from customers, as shown in the statement of cash flows, is generally less than revenues recorded, primarily due to the Aetna capitated risk contracts. In connection with these contracts, we record 100% of the capitated revenues and 100% of the capitated incurred claims. However, we do not pay all the claims. Aetna also pays a portion of the claims, and consequently retains cash to pay these claims. There are reconciliations to be performed for the claims Aetna paid for periods in time that is to be compared to the cash it retained. If Aetna pays less than the cash it retained, it will owe this amount to us. If Aetna pays more than the cash it retained, we will owe Aetna this excess. The reconciliations for the 2004 and 2005 contract years with Aetna discussed above show that Aetna paid claims in excess of the cash it retained for these periods. Although the reconciliations are still being negotiated, it appears that the maximum of the amount we will be required to pay to Aetna is $3.0 million. To fund the final negotiated payment, we expect to release $1.7 million of restricted cash and the remainder from operating working capital.

Comerica Line of Credit

We are a party to a Loan and Security Agreement with Comerica Bank ("Comerica") dated October 9, 2002, as amended on October 28, 2003, November 17, 2004, January 12, 2006 and August 11, 2006 (as so amended, the “Loan and Security Agreement”), pursuant to which we have an $8.0 million revolving line of credit (the "Line of Credit"). The Line of Credit bears interest at Comerica’s prime rate plus 1%, which was 9.25% and 7.25% at June 30, 2006 and 2005, respectively, and is scheduled to expire on September 30, 2007. The Line of Credit is collateralized by all of our tangible assets, including our investment in all of our subsidiaries. The satisfaction of our obligations under the Loan and Security Agreement are also guaranteed by certain of our subsidiaries. The satisfaction of our obligations under the Loan and Security Agreement are also guaranteed by certain of the former stockholders of CCS Consolidated who became stockholders of PATY upon the closing of the Merger. Under the terms of the guaranties, each such stockholder unconditionally and irrevocably guarantees prompt and complete payment of its pro rata share of the amount owed under the Line of Credit.

In exchange for delivering guaranties to Comerica to satisfy our obligations, these former stockholders of CCS Consolidated were issued warrants to purchase shares of capital stock of CCS Consolidated in November 2004 and January 2005, which vested over time based on the outstanding balances under the Loan and Security Agreement. As part of the Merger, the unvested portion of these warrants was terminated and replaced by warrants to purchase shares of PATY’s common stock (the “Replacement Warrants”). Each of the Replacement Warrants has an exercise price of $0.003172 per share of PATY’s common stock. These Replacement Warrants vest through November 17, 2006 based on the outstanding balances under the Loan and Security Agreement. If the Replacement Warrants fully vest and are exercised in full for a cash payment of the aggregate exercise price, the holders of the Replacement Warrants will receive an aggregate of 3,152,141 shares of PATY common stock. These 3,152,141 shares of PATY common stock were issued into escrow at the closing of the merger with CCS Consolidated. To the extent that the Replacement Warrants do not vest, or are not exercised in full, the shares of PATY common stock underlying the Replacement Warrants will be released from escrow to all former stockholders of CCS Consolidated at the effective time of the merger in accordance with the Merger Agreement.

As of June 30, 2006, the principal balance outstanding under the Line of Credit was $8.0 million.

The Loan and Security Agreement contains representations and warranties and affirmative and negative covenants that are customary for credit facilities of this type. The Loan and Security Agreement could restrict our ability to, among other things, sell certain assets, change our business, engage in a merger or change in control transaction, incur debt, pay cash dividends, make investments and encumber our assets. The Loan and Security Agreement also contains events of default that are customary for credit facilities of this type, including payment defaults, covenant defaults, insolvency type defaults and events of default relating to liens, judgments, material misrepresentations and the occurrence of certain material adverse events.

During the months of October and December 2005, PATY issued an aggregate of 3,588,562 shares of its common stock in a private placement (the “PIPE”) at an average price of $3.49 per share for gross proceeds of approximately $12.5 million. After paying related commissions and other offering costs, the net proceeds of the PIPE were approximately $10.8 million. PATY used $6.0 million of the net proceeds to retire its debt obligations under a credit facility in full. Pursuant to the terms of the PIPE, we were obligated to register the resale of the PIPE shares on behalf of the PIPE investors. Under the terms of the PIPE, we incurred financial penalties of $568,000 because the registration statement was not declared effective until July 20, 2006. This liability is included in accounts payable and accrued expenses on the accompanying consolidated balance sheet as of June 30, 2006. Of the total amount, we had accrued $360,000 at March 31, 2006 and the remaining $208,000 was recorded during the three months ended June 30, 2006 as a reduction in Additional Paid in Capital. We paid this penalty subsequent to June 30, 2006.

Cash Flows

The net cash used in operating activities for the three months ended June 30, 2006 was $519 thousand. This was due primarily to the reduction in accounts payable and accrued expenses of $1.5 million, partially offset by the decrease in accounts receivable of $883 thousand.

We had $7.8 million of cash and cash equivalents at June 30, 2006. Of this amount, $1.3 million was for revenue received in advance for future periods. Future short-term cash needs related to liabilities accrued at June 30, 2006 include severance liabilities of $0.3 million, registration statement penalty costs of $0.6 million and $0.6 million of accrued payroll and the final negotiated payment to Aetna discussed above related to the reconciliations for 2004 and 2005.

INFLATION

Inflation did not have a significant impact on our costs during the three month period ended June 30, 2006. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

FORWARD LOOKING STATEMENTS

When used in this and in future filings by us with the Securities and Exchange Commission (“SEC”), in our press releases and in oral statements made with the approval of an authorized executive officer of our company, the words or phrases “will likely result,” “expects,” “plans,” “will continue,” “is anticipated,” “estimated,” “project,” or “outlook” or similar expressions (including confirmations by an authorized executive officer of our company of any such expressions made by a third party with respect to our company) are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We wish to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements, including those made with respect to future sources of revenue, new customers and control of costs and expenses, are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These uncertainties include our ability to continue our operations as a result of, among other things, continuing losses, working capital shortfalls, uncertainties with respect to sources of capital, risks of market acceptance of or performance of our systems and services, competitive forces, the impact of changes in government regulations, general economic factors in the healthcare industry and other factors discussed in our filings with the SEC including this report and our Annual Report on Form 10-KSB for the year ended March 31, 2006, filed on June 29, 2006. We have no obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Item 3. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of June 30, 2006, the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the evaluation date for recording, processing, summarizing and reporting the information that we are required to disclose in the reports we file under the Exchange Act within the time periods specified in the SEC’s rules and forms.

Our principal executive officer and principal financial officer also evaluated whether any change in our internal control over financial reporting, as such term is defined under Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, occurred during our most recent fiscal quarter covered by this report that has materially affected, or is likely to materially affect, our internal control over financial reporting. Based on their evaluation, our principal executive officer and principal financial officer concluded that there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.5	^	Patient Infosystems, Inc. Series D Convertible Preferred Stock Registration Rights Agreement dated April 10, 2003.
4.6	$$$	Form of Registration Rights Agreement.
4.7	++	Form of Warrant to Purchase Shares of Common Stock, dated as of January 25, 2006.
4.8	~	Form of Warrant to Purchase Shares of Common Stock.

9.1	++	Voting Trust Agreement, dated as of January 25, 2006, by and among Steven Morain as Trustee, John Pappajohn and Patient Infosystems.

10.1 (%)	+++	Employment Agreement, effective as of June 23, 2006, by and between Patient Infosystems, Inc. and Ann Boughtin.
10.2 (%)	+++	Employment Agreement, effective as of June 23, 2006, by and between Patient Infosystems, Inc. and Ileana Welte.
10.3 (%)	+++	Employment Agreement, effective as of June 23, 2006, by and between Patient Infosystems, Inc. and Rex Dendinger.
10.4 (%)	+++	Amendment No. 1 to Employment Agreement, effective as of June 23, 2006, by and between Patient Infosystems, Inc. and Kent Tapper.

11.1		Computation of Per Share Earnings (included in the notes to unaudited consolidated financial statements included in this report)

31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

%	Denotes management contract or compensatory plan.
~	Previously filed with the Securities and Exchange Commission as an Exhibit to Amendment No. 1 to Registration Statement on Form SB-2 filed on July 19, 2006 and incorporated herein by reference.
~~	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-QSB filed on November 15, 2004 and incorporated herein by reference.
*	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form S-1 filed on July 3, 1996 and incorporated herein by reference.
**	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form S-8 filed on October 8, 2004 and incorporated herein by reference.
***	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed on April 2, 2001 and incorporated herein by reference.
++	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-KSB filed on March 31, 2006 and incorporated herein by reference.
+++	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-KSB filed on June 29, 2006 and incorporated herein by reference.
^	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-QSB filed on May 15, 2003 and incorporated herein by reference.
$$	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on September 23, 2005 and incorporated herein by reference.
$$$	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-QSB filed on November 14, 2005 and incorporated herein by reference.
@	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on November 29, 2005 and incorporated herein by reference.
@@	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on December 23, 2005 and incorporated herein by reference

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATIENT INFOSYSTEMS, INC.

Date:	August 14, 2006	By:	/s/ Glen A. Spence
Glen A. Spence
Chief Financial Officer