Form 10QSB
period 2006-09-30
CAREGUIDE INC
filed 2006-11-14
CIK 1017813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:               September 30, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission file number:                         0-22319

CAREGUIDE, INC.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 10, 2006, 67,538,976 shares of the Company’s common stock, par value $0.01 per share, were outstanding.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

ITEM 1. FINANCIAL STATEMENTS

CAREGUIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2006	2006
	(Unaudited)
Assets	(In Thousands, except share
Current assets:	and par values)
Cash and cash equivalents	$ 6,873	$ 8,399
Restricted cash available for current liabilities	4,516	4,894
Securities available for sale	38	99
Securities held for trading	441	827
Notes receivable	350	340
Accounts receivable, net of allowance for doubtful accounts of $544 and 430, respectively	3,500	3,859
Prepaid expenses and other current assets	458	440
Current assets of discontinued operations	1,000	351
Total current assets	17,176	19,209
Property and equipment, net	1,295	1,511
Intangibles and other assets, net	3,674	4,219
Goodwill	28,695	28,666
Restricted cash	884	618
Total assets	$ 51,724	$ 54,223

Liabilities and stockholders’ equity
Current liabilities:
Claims payable	$ 6,843	$ 8,260
Accounts payable and accrued expenses	4,103	6,095
Deferred revenue	1,312	1,355
Note payable	300	300
Current income tax liability	126	93
Current portion of capital lease obligations	1	67
Current liabilities of discontinued operations	1,129	1,018
Total current liabilities	13,814	17,188
Long-term liabilities:
Line of credit	8,000	8,000
Deferred tax liability	-	28
Legal settlement payable, net of current portion	300	300
Total liabilities	22,114	25,516

Commitments and contingencies

Stockholders’ equity: Common stock, $.01 par value, 80,000,000 shares authorized;
67,538,976 shares issued and outstanding	675	675
Additional paid-in capital	62,014	61,742
Other comprehensive loss	(23)	(1)
Accumulated deficit	(33,056)	(33,709)
Total stockholders’ equity	29,610	28,707
Total liabilities and stockholders’ equity	$ 51,724	$ 54,223

See notes to unaudited consolidated financial statements.

CAREGUIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)	Three Months Ended September 30,		Six Months Ended September 30,
Revenues:	2006	2005	2006	2005
Capitation revenue	$ 9,093	$ 9,403	$17,994	$21,540
Administrative and fee revenue	4,658	2,704	9,554	5,127
Total revenues	13,751	12,107	27,548	26,667
Cost of services – direct service costs (excluding
depreciation and amortization)	10,800	11,537	20,689	25,073
Gross profit	2,951	570	6,859	1,594

Operating costs and expenses:
Selling, general and administrative expense	2,190	1,463	4,549	2,835
Depreciation and amortization	437	290	958	598
Total operating costs and expenses	2,627	1,753	5,507	3,433

Operating income (loss) from continuing operations	324	(1,183)	1,352	(1,839)

Other income (expense):
Interest and other income	94	96	219	170
Trading portfolio loss	(174)	-	(387)	-
Interest expense	(412)	(378)	(818)	(731)
(Loss) income from continuing operations before
income taxes and discontinued operations	(168)	(1,465)	366	(2,400)

Income tax expense	(19)	(1)	(138)	(18)
(Loss) income from continuing operations	(187)	(1,466)	228	(2,418)
Income from discontinued operations	711	73	425	294
Net income (loss)	524	(1,393)	653	(2,124)
Accretion of preferred stock	-	(38)	-	(76)
Net income (loss) attributable to common stockholders	$ 524	$ (1,431)	$ 653	$(2,200)

Net income (loss) per common share-basic and diluted:
Continuing operations	$ -	$ (0.18)	$ -	$ (0.30)
Discontinued operations	0.01	0.01	0.01	0.04
Net income (loss) per common share	$ 0.01	$ (0.17)	$ 0.01	$ (0.26)

Weighted average common shares outstanding:
Basic	67,539	8,256	67,539	8,256
Diluted	67,539	8,256	70,411	8,256

See notes to unaudited consolidated financial statements.

CAREGUIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended September 30,
	2006	2005
	(Dollars in thousands)
Cash provided by (used in) operating activities:
Cash received from customers	$ 20,559	$ 17,895
Direct provider costs and claims settlements paid	(7,242)	(13,482)
Salary and benefits paid	(8,315)	(5,237)
Rent expense paid	(1,043)	(686)
Professional fees paid	(1,517)	(467)
Other operating expenses paid	(3,010)	(2,091)
Other income received	219	170
Interest expense paid	(376)	(251)
Income taxes paid	(166)	(24)
Net cash used in operating activities	(891)	(4,173)

Cash provided by (used in) investing activities:
Purchases of property and equipment	(112)	(229)
Restricted deposits, net	112	3,619
Merger costs paid	-	(194)
Net cash provided by investing activities	-	3,196

Cash provided by (used in) financing activities:
Principal payments of capital lease obligations	(67)	(137)
Proceeds from borrowing under line of credit facility	-	1,200
Return of capital	(568)	-
Net cash (used in) provided by financing activities	(635)	1,063

Net (decrease) increase in cash and cash equivalents	(1,526)	86
Cash and cash equivalents, beginning of period	8,399	1,432
Cash and cash equivalents, end of period	$ 6,873	$ 1,518

Continued on the next page.

CAREGUIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended September 30,
	2006	2005
	(Dollars in Thousands)

Reconciliation of net income (loss) to net cash used in operating activities:
Net income (loss)	$ 653	$ (2,124)
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Depreciation and amortization	958	598
Stock option compensation	42	36
Amortization of warrants	438	438
Decrease (increase) in accounts receivable	359	(514)
Increase in prepaid expenses and other current assets	(69)	(138)
Decrease in claims payable	(1,417)	(2,738)
Decrease in accounts payable and accrued expenses	(1,635)	(139)
(Decrease) increase in deferred revenue	(43)	405
Reverse trading portfolio loss	387	-
Increase in current income tax liability	32	-
Deferred tax benefit	(58)	-
(Increase) decrease in current assets of discontinued operations	(649)	570
Increase (decrease) in current liabilities of discontinued operations	111	(567)
Net cash used in operating activities	$ (891)	$ (4,173)

See notes to unaudited consolidated financial statements.

CAREGUIDE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements for the period ended September 30, 2006

1. Organization and Description of Business

The accompanying financial statements for the three and six months ended September 30, 2006 and 2005 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for these interim periods. These financial statements should be read in conjunction with the audited financial statements and notes thereto, for the year ended March 31, 2006. The results of operations for the three and six months ended September 30, 2006 are not necessarily indicative of the results for the entire year.

On September 19, 2006, the company formerly known as Patient Infosystems, Inc. filed an amendment to its certificate of incorporation which changed the name of this entity to CareGuide, Inc. (the "Company" or "CareGuide"). Additionally, the Company changed the ticker symbol used to identify its common stock on the Over the Counter Bulletin Board to "CGDE".

On January 25, 2006, CareGuide acquired all the outstanding common stock of CCS Consolidated, Inc., ("CCS") through the issuance of 43,224,352 shares of CareGuide common stock (see Note 2). CCS was the accounting acquirer, but CareGuide was the surviving legal entity. The financial statements presented herein are the historical financial statements of the former CCS Consolidated, Inc., with the combined results of operations reflected since the date of the merger. In these footnotes, where the term "the Company" is used, it refers to the combined operations of CCS and CareGuide.

CCS was incorporated on March 4, 1998. On April 10, 1998, CCS acquired the stock of Integrated Health Services Network, Inc. and IHS Network Services, Inc. from Integrated Health Services, Inc. ("IHS"). Subsequent to the acquisition, the name Integrated Health Services Network, Inc. was changed to Coordinated Care Solutions, Inc. This entity remains a subsidiary of the Company.

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

1. Organization and Description of Business (continued)

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

2. Merger with Patient Infosystems, Inc.

On January 25, 2006, CCS completed a merger with the Company. On that date, CCS became a wholly-owned subsidiary of the Company as a result of the transaction. However, because CCS’s securityholders owned approximately 63% of the fully diluted number of shares of the Company's common stock after the transaction, CCS’s designees to the Company’s board of directors represented a majority of the Company’s directors and CCS’s executive management represent a majority of the initial executive management of the Company, CCS was the acquiring company for accounting purposes. Accordingly, the assets and liabilities of the Company were recorded, as of the date of the business combination, at their respective fair values and added to those of CCS. The Company issued approximately 43.2 million shares, plus options and warrants to purchase shares of its common stock, in exchange for all of the outstanding shares and certain options to purchase common stock of CCS.

All common shares and common share equivalents presented have been adjusted for the effects of the merger. Each common share and common share equivalent of CCS was exchanged for 1.25606819 shares of common stock of the Company on the merger date.

The following unaudited pro forma summary presents the Company’s consolidated results of operations for the three and six months ended September 30, 2005 as if the merger had been consummated on April 1, 2005. The pro forma consolidated results of operations include certain pro forma adjustments, including the amortization of identifiable intangible assets, interest and expenses on certain debt (dollars in thousands, except for share and per share data).

2. Merger with Patient Infosystems, Inc. (continued)

	Pro Forma for the Period Ended September 30, 2005
	Three Months	Six Months
Total revenues	$ 14,466	$ 31,697
Cost of services – direct service costs	(12,989)	(28,260)
Total operating costs and expenses	(3,250)	(6,174)
Other expenses, net	(549)	(1,111)
Net loss from continuing operations	$ (2,322)	$ (3,848)
Net loss per common share - basic and diluted	$ (0.03)	$ (0.06)
Weighted average shares outstanding	67,538,976	67,538,976

The pro forma results are not necessarily indicative of those that would have occurred had the acquisition been consummated on April 1, 2005.

3. Business Operations

The Company realized net income of approximately $524 and $653 thousand for the three and six months ended September 30, 2006, respectively, and had a working capital surplus of $3.4 million at September 30, 2006. The Company’s ability to continue as a going concern is dependent upon achieving profitability from future operations sufficient to maintain adequate working capital. These financial statements have been prepared assuming the Company will continue as a going concern. Until the Company can sustain sufficient profitable operations or other revenue-generating activities to be self-sufficient, the Company will remain dependent on other sources of capital. Through September 30, 2006, such capital has been obtained from the issuance of capital stock and borrowings from a financial institution. The Company’s primary investors have guaranteed the borrowing from a financial institution (see Note 6) and have committed to provide additional funding to the Company, if required, through March 31, 2007.

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

4. Summary of Significant Accounting Policies (continued)

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

Principles of Consolidation

The consolidated financial statements include the accounts of CareGuide, Inc. and its wholly-owned subsidiaries, CCS Consolidated, Inc., Coordinated Care Solutions, Inc. (formerly Integrated Health Services Network, Inc.), Coordinated Care Solutions, IPA, Inc., Coordinated Physician Solutions, Inc., Coordinated Care Solutions of Texas, Inc., CareGuide, Inc. (a California corporation), CCS New Jersey Inc., Coordinated Care Solutions of Connecticut, Inc., IHS Network Services, Inc. and CBCA Care Management, Inc. The accompanying statements of operations for the three and six months ending September 30, 2005 do not include the Company's subsidiaries prior to the merger of the Company with CCS. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Reportable Operating Segments

The operations of the Company are reported herein as one reportable segment for the three and six months ended September 30, 2006 and 2005. The Company uses the "management approach" for reporting information about segments in annual and interim financial statements. The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure and any other manner in which management disaggregates a company. Based on the "management approach" model, the Company has determined that its business is comprised of a single reportable segment. Revenues from the other non-reporting segment, whose financial amounts are below the quantitative thresholds for separate disclosure, totaled approximately $481,000 and $959,000 for the three and six months ended September 30, 2006 and $0 for all periods of 2005.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, cash on deposit, and amounts invested in short-term financial instruments with a maturity of three months or less from the date of acquisition, the use of which is not restricted.

4. Summary of Significant Accounting Policies (continued)

Accounts Receivable

The Company’s accounts receivable, which are unsecured, are due from companies who have contracted through the Company for care management. The Company does not charge interest on accounts receivable. Accounts receivable are recorded net of an estimated allowance for doubtful accounts in the accompanying financial statements, which is recorded primarily based upon an analysis of the individual accounts. Accounts are written off only after all collection efforts are exhausted. During the three months ended September 30, 2006 and 2005, net expenses related to doubtful accounts were approximately $30,000 and $0, respectively. During the six months ended September 30, 2006 and 2005, net expenses related to doubtful accounts were approximately $30,000 and $0, respectively.

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

Depreciation and Amortization

The Company reports all depreciation and amortization expense as an operating expense. For the three months ended September 30, 2006 and 2005, the reported amounts included $239,000 and $110,000, respectively, of depreciation and amortization expenses that were attributable to cost of services. For the six months ended September 30, 2006 and 2005, the reported amounts included $523,000 and $280,000, respectively, of depreciation and amortization expenses that were attributable to cost of services.

Restricted Cash

In connection with several of the Company’s customer contracts and office leases, the Company is required to maintain letters of credit and has secured these letters of credit by establishing certificates of deposit totaling $5.4 million at September 30, 2006. These certificates of deposit are included in restricted cash in the consolidated balance sheets.

At September 30, 2006, CCS New Jersey, Inc., a subsidiary of the Company, has on deposit $584,000 with the State of New Jersey as a condition of licensure as an Organized Delivery System in New Jersey. This deposit is included as restricted cash in the consolidated balance sheets.

The portion of restricted cash that is available and that the Company intends to use to satisfy current liabilities is included in current assets. The fair value of restricted cash approximates its carrying value.

4. Summary of Significant Accounting Policies (continued)

Long-Lived Assets

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (SFAS No. 144) which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations, for a disposal of a segment of a business. The Company periodically reviews the carrying value of its long-lived assets to assess recoverability and impairment. The Company recorded no impairments during the three and six months ended September 30, 2006 or 2005.

Securities

Securities available for sale and held for trading each consists solely of shares of common stock of American Caresource Holdings, Inc. (“ACSH”) acquired in the merger between the Company and CCS. The available-for-sale portfolio consisting of 13,092 shares is carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The remaining 153,518 shares of ACSH are classified as a trading portfolio because such shares may be needed to satisfy a call option granted on those shares (see Note 8). Such trading portfolio is carried at fair value, with unrealized loss of $174,000 and $387,000 included in the consolidated statement of operations for the three and six months ended September 30, 2006, respectively. No securities have been sold to date.

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

4. Summary of Significant Accounting Policies (continued)

The Company's contracts with Aetna Health Plans contain provisions whereby Aetna pays a portion of the claims on behalf of the Company from premium revenues retained by Aetna.  The Company pays the remainder of the claims. The Company recognizes all of the revenue and all of the claims expense. Claims paid on the Company's behalf by Aetna have been shown separately on the following reconciliation.

Reconciliation of Claims Payable
(Dollars in thousands)
	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005

Claims payable, beginning of period	$ 7,340	$ 16,466	$ 8,260	$ 15,032

Claims Incurred:
Current period	7,303	8,599	14,687	19,780
Prior year period	(331)	10	(1,559)	(79)

Total incurred claims	6,972	8,609	13,128	19,701

Paid Claims:
Current period	(2,293)	(4,228)	(5,015)	(4,370)
Prior year period	(1,217)	(4,051)	(2.227)	(9,112)
Claims paid by health plan	(3,959)	(4,502)	(7,303)	(8,957)
Total paid claims	(7,469)	(12,781)	(14,545)	(22,439)

Claims payable, end of period	$ 6,843	$ 12,294	$ 6,843	$ 12,294

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

4. Summary of Significant Accounting Policies (continued)

For the six months ended September 30, 2006, 65.4% and 2.9% of the Company’s total revenue from continuing operations was earned under contracts with affiliates of two customers, Aetna Health Plans (Aetna) and HealthNet, respectively. This compares to 62.1% and 32.3% of total revenue for the same period of 2005 from Aetna and HealthNet, respectively. Other than this customer, no other one customer accounted for more than 10% of the Company’s total revenue for the three or six months ended September 30, 2006. The contract with HealthNet was terminated on May 1, 2006. The contact with Aetna will be terminated as of January 31, 2007 (see Note 9).

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

Stock-Based Compensation Plans

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standard (“SFAS”) No. 123(Revised), “Share-Based Payment” (“SFAS No.123(R)”), establishing accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments, or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based stock awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123(R) replaces existing requirements under SFAS No. 123, “Accounting for Stock-Based Compensation,” and eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123(R) was adopted by the Company on April 1, 2006. During the three and six months ended September 30, 2006, the Company recognized $21,000 and $42,000, respectively, in compensation expense for certain stock options in accordance with SFAS No. 123(R). Prior to April 1, 2006, the Company recognized and measured compensation for its stock rights and stock option plans in accordance with APB Opinion No. 25. For the three and six months ended September 30, 2005, the Company recognized $18,000 and $36,000, respectively, of compensation expense in accordance with APB No. 25.

4. Summary of Significant Accounting Policies (continued)

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of trade receivables and deposits in banks. Concentrations of credit risk with respect to trade receivables are limited by the fact that the Company’s customers are primarily large and well-established companies. As of September 30, 2006 and March 31, 2006, approximately $690,000 and $1,845,000, respectively, of the Company’s total accounts receivable were due from HealthNet and approximately $616,000 and $546,000, respectively, of the Company’s total accounts receivable were due from Blue Cross Blue Shield of Michigan.

The Company has deposits exceeding the federal deposit insurance limits in three commercial banks. The Company has not experienced any losses in such accounts.

Goodwill and Indefinite Lived Intangible Assets

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations (SFAS No. 141), and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001, as well as all purchase method business combinations completed after September 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indeterminable useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144.

Recently Issued Accounting Pronouncement

In June 2006, the FASB issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - an interpretation of SFAS Statement No. 109, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact of FIN 48 on the Company's consolidated financial position or results of operations.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, with FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet assessed the impact, if any, of SFAS No. 157 on its consolidated financial statements.

4. Summary of Significant Accounting Policies (continued)

In September 2006, FASB issued SFAS No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R" ("SFAS No. 158") This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 will be effective as of the end of the fiscal year ending after December 15, 2006. The Company has not yet assessed the impact, if any, of SFAS No. 158 on its consolidated balance sheets.

Net Income (Loss) Per Share

For the six months ended September 30, 2006 and 2005, the calculations of basic and diluted net income (loss) per share were based on income (loss) attributable to common stockholders of $653,000 and $(2,124,000), respectively, and a basic weighted average number of common shares outstanding of 67,538,976 and 8,256,446, respectively. For the three months ended September 30, 2006 and 2005, the calculations of basic and diluted net income (loss) per share were based on income (loss) attributable to common stockholders of $524,000 and $(1,431,000), respectively, and a basic weighted average number of common shares outstanding of 67,538,976 and 8,256,446, respectively. The Company had 70,410,930 fully diluted common shares as of September 30, 2006 after giving effect to 2,871,954 shares underlying outstanding stock options and warrants. The computation of fully diluted loss per share for the three months ended September 30, 2006 and the three and six months ended September 30, 2005 did not include any common stock equivalents of outstanding convertible preferred shares, options or warrants, because the effect would be anti-dilutive due to the net loss from continuing operations in those periods. The calculation of the Company’s net income (loss) per share for the three and six months ended September 30, 2006 and 2005 is as follows (dollars in thousands, except per share amounts):

	Three Months Ended September 30,
	2006	2005
Loss from continuing operations	$ (187)	$ (1,466)
Dividends and accretion of preferred stock	-	(38)
Net loss attributable to common stockholders from continuing operations	(187)	(1,504)
Income from discontinued operations	711	73
Net income (loss) attributable to common stockholders	$ 524	$ (1,431)

Weighted average common stock outstanding - basic	67,538,976	8,256,446
Weighted average common stock outstanding - diluted	67,538,976	8,256,446

Net income (loss) per share, basic and diluted, continuing operations	$ -	$ (0.18)
Income per share, basis and diluted, discontinued operations	0.01	0.01
Net income (loss) per share, basic and diluted	$ 0.01	$ (0.17)

4. Summary of Significant Accounting Policies (continued)

	Six Months Ended September 30,
	2006	2005
Income (loss) from continuing operations	$ 228	$ (2,418)
Dividends and accretion of preferred stock	-	(76)
Net income (loss) attributable to common stockholders from continuing operations	228	(2,124)
(Loss) income from discontinued operations	425	294
Net income (loss) attributable to common stockholders	$ 653	$ (2,200)

Weighted average common stock outstanding - basic	67,538,976	8,256,446
Weighted average common stock outstanding - diluted	70,410,930	8,256,446

Net income (loss) per share, basic and diluted, continuing operations	$ -	$ (0.30)
Income per share, basis and diluted, discontinued operations	0.01	0.04
Net income (loss) per share, basic and diluted	$ 0.01	$ (0.26)

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

The Oxford contract included risk sharing provisions and provided for an annual settlement after the conclusion of each contract year. Oxford submitted its calculation of the amount due from the Company for the contract year ended December 31, 2004 which included many matters which management believed were contrary to the terms of the contract and management notified Oxford of the disputed items. Oxford did not agree with the Company’s position on these matters and Oxford drew down a $500,000 letter of credit that had been established for Oxford’s benefit pursuant to this contract. The parties submitted the matter to arbitration. The Company recorded a liability based upon management’s best estimate of the ultimate liability to settle the dispute with Oxford.

The arbitration panel issued its decision in September 2006, awarding us damages in the amount of approximately $592,000 plus interest thereon. Accordingly, the Company reversed the liability it had previously recorded and recorded a receivable from Oxford during the three months ended September 30, 2006, which resulted in income from discontinued operations, net of estimated legal fees incurred in the resolution of the dispute with Oxford, in the amount of $425,000.

During the six months ended September 30, 2005, the Company recognized $295,000 of administration fees received from Oxford. The Company also had remaining business during the six months ended September 30, 2005 related to the cessation of its operations in the State of Texas during the year ended March 31, 2003. These operations are also accounted for as discontinued operations and have an immaterial effect on the Company's consolidated financial statements.

6. Long-Term Obligations

Note Payable

Pursuant to a previous acquisition, the Company issued a $300,000 promissory note which bore interest at an annual rate of 6% and matured on April 10, 2003. After that date, interest accrued at 12% compounded monthly. Accrued interest payable at September 30, 2006 and March 31, 2006 was $235,000. At September 30, 2006, the Company has not repaid the note.

Line of Credit

The Company has an $8,000,000 revolving line of credit (the "Line of Credit") with an outside lender for working capital purposes. The Line of Credit bears interest at the outside lender’s prime rate plus 1%, which was 9.25% and 7.75% at September 30, 2006 and 2005, respectively, and is scheduled to expire on October 1, 2007. The Line of Credit is collateralized by all of the Company’s assets, including its investment in all of its subsidiaries. In addition, the outside lender required that the Company obtain unconditional guaranties (the "Guaranties") from its primary investors. Under the terms of the Guaranties, each participating primary investor unconditionally and irrevocably guarantees prompt and complete payment of its pro rata share of the amount the Company owes under the Line of Credit. At September 30, 2006, the full balance of $8,000,000 was outstanding under the Line of Credit.

In exchange for the Guaranties, the primary investors were issued warrants to purchase up to 2,000,000 shares of CCS’s Series AA Convertible Preferred Stock, par value of $.01 per share, in the aggregate. Such warrants each had an exercise price of $0.01 per share and a ten-year exercise period through November 17, 2014 and vested based on the outstanding balance of the Line of Credit as a percentage of the total available amount under the Line of Credit at each quarterly vesting date. In January 2006, warrants to purchase an additional 400,000 shares of CCS’s Series AA Preferred Stock in the aggregate were issued under similar terms in exchange for extending the guarantee period to September 30, 2007, except that such additional warrants were fully vested at the time of grant (collectively the “Guaranty Warrants”).

Immediately prior to the merger between CCS and the Company (the “Merger”), the vested portions of the Guaranty Warrants were net-share exercised for shares of CCS’s Series AA Convertible Preferred Stock, which were then exchanged for shares of the Company's common stock in the Merger. As part of the Merger, the unvested portions of the Guaranty Warrants were terminated and replaced by warrants to purchase the Company's common stock, which shares underlying such warrants were issued to an escrow agent (the “Replacement Warrants”). Each of the Replacement Warrants has an exercise price of $0.003172 per share of the Company's common stock. These Replacement Warrants vest through November 17, 2006 based on the outstanding balances under the Line of Credit. If the Replacement Warrants fully vest and are exercised in full for a cash payment of the aggregate exercise price, the holders of the Replacement Warrants will receive an aggregate of 3,152,141 shares of CGDE common stock. These 3,152,141 shares of the Company's common stock were issued into escrow at the closing of the Merger and are included in the number of shares of the Company's issued and outstanding common

6. Long-Term Obligations (continued)

stock. To the extent that the Replacement Warrants do not vest, or are not exercised in full, the shares of the Company's common stock underlying the Replacement Warrants will be released from escrow to all former stockholders of CCS at the effective time of the Merger based on the number of shares of CCS's common stock, on an as-converted basis, held by each such holder at the closing of the Merger. The aggregate fair value of the Guaranty Warrants in the amount of $1,980,000 is being amortized to interest expense as the Replacement Warrants vest, and the initial value was computed using the Black-Scholes model. Approximately $438,000 and $219,000 of amortization of the fair value of the Guaranty Warrants was recognized as interest expense for the three and six months ended September 30, 2006, respectively, and approximately $438,000 and $219,000 of amortization of the fair value of the Guaranty Warrants was recognized as interest expense for the three and six months ended September 30, 2005, respectively.

7. Stockholders’ Equity

Capital Stock

The Company is authorized to issue up to 100,000,000 shares of capital stock, 80,000,000 designated as common stock, and 20,000,000 designated as preferred stock. As of September 30, 2006 and March 31, 2006, there were 67,538,976 shares of common stock outstanding.

Common Stock held in Escrow

Of the common shares outstanding as of September 30, 2006, 3,668,937 shares were held in escrow, of which 3,152,141 are held by an escrow agent to be released upon the vesting and exercise of the Replacement Warrants, or the termination thereof (the “Debt Escrow”) and 516,796 shares are held by an escrow agent and which may be released to Psilos Group Partners II, L.P. (“Psilos”), a stockholder of the Company, upon the occurrence of certain events (the “Success Escrow”). To the extent that the Replacement Warrants do not vest, or are not exercised in full, the shares underlying the Replacement Warrants will be released from the Debt Escrow to all former stockholders of CCS at the effective time of the Merger based on the number of shares of CCS’s common stock, on an as-converted basis, held by each such holder at the closing of the Merger. In the event that the criteria for payment to Psilos of the shares held in the Success Escrow are not satisfied in full, all or a portion of such shares will be released from the Success Escrow to all former stockholders of CCS at the effective time of the Merger based on the number of shares of CCS’s common stock, on an as-converted basis, held by each such holder at the closing of the Merger.

2005 Equity Incentive Plan

During the fiscal year ended March 31, 2006, CCS’s board of directors and stockholders adopted the CCS Consolidated, Inc. 2005 Equity Incentive Plan (the "2005 Plan") and reserved 1,776,238 shares of CCS common stock for issuance under the 2005 Plan. CCS granted options to certain of its officers under the 2005 Plan to purchase an aggregate of 1,090,095 shares of CCS common stock at $0.30 per share. These options were assumed by the Company as part of the Merger and were converted into options to purchase an aggregate of 1,399,290 shares of the Company's common stock at an exercise price of $0.2337 per share, based on the exchange ratio for CCS’s common stock in the Merger. The options granted under the 2005 Plan and assumed by the Company have a term of ten years from the date of grant. The options were accelerated in connection with the Merger so that they were 25% vested as of January 25, 2006 and will vest in 36 monthly installments thereafter. No options were granted for the three and six months ended September 30, 2006. As discussed in Note 4, during the six months ended September 30, 2006 and 2005, the Company recognized compensation expense related to these options of $42,000 and $36,000, respectively.

7. Stockholders’ Equity (continued)

As a result of the Merger, the Company continues to administer the Patient Infosystems 1995 Stock Option Plan (the “PATY Plan”). As of September 30, 2006, there are options to purchase 342,128 shares of the Company's common stock outstanding under the PATY Plan, with a weighted average exercise price of $2.81 per share. The PATY Plan expired in 2005 and no further grants of options may be awarded under the PATY Plan.

In accordance with SFAS No. 123(R), which the Company adopted on April 1, 2006, the Company's net income for the three and six months ended September 30, 2006 gives effect to $21 thousand and $42 thousand, respectively, of expense related to certain stock options. Upon adoption of SFAS No. 123(R), the Company used the modified prospective transaction method, which requires that compensation expense be recorded for all non-vested options beginning with the first quarter of adoption. Prior periods were not restated to reflect the impact of adopting SFAS No. 123(R) on April 1, 2006. Income before taxes, net income, cash flows from operating activities, cash flows from financing activities and basic and diluted EPS for the three and six months ended September 30, 2006 were lower by approximately $21 thousand, $14 thousand, $0, $0, $0.00 and $0.00, respectively, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25 for awards under the PATY Plan and the 2005 Plan. During the three months ended September 30, 2005 the Company reported such stock option expenses on a pro-forma basis only, in accordance with SFAS No. 123. The Company determines the stock-based employee compensation using the Black-Scholes Option Pricing Model. For comparative purposes, the pro forma net income (loss) for three and six months ended September 30, 2005 are indicated below (dollars in thousands):

	For Period Ended September 30, 2005
	Three Months	Six Months
Net loss attributable to common stockholders, as reported	$ (1,431)	$ (2,200)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4)	(8)
Pro forma net loss	$ (1,435)	$ (2,208)
Net loss per share – basic and diluted – as reported	$ (0.17)	$ (0.26)
Net loss per share – basic and diluted – pro forma	$ (0.17)	$ (0.26)
Weighted average common shares – basic	8,256,446	8,256,446
Weighted average common shares - diluted	8,256,446	8,256,446

7. Stockholders’ Equity (continued)

Using the Black-Scholes Option Pricing Model, the estimated weighted-average fair value per option granted in the three and six months ended September 30, 2005 was $0.2337. The Company used the minimum value method with the following assumptions: (i) a risk-free interest rate of 4.5%; (ii) a dividend rate of zero; and (iii) an expected life of 5 years. The Company did not grant any employee options during the three and six months ended September 30, 2006.

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

Litigation

During the fiscal year ended March 31, 2005, the Company settled a lawsuit with the State of Florida (the "State"). The Company and the State filed lawsuits against each other related to amounts due under a disease management contract that the Company managed for the State. Under the terms of this settlement, the Company agreed to pay the State a total of $500,000 over a three-year period beginning April 1, 2005. The Company recorded the settlement plus the estimated remaining legal costs in the accompanying consolidated financial statements for the fiscal year ended March 31, 2005.

The Company has resolved a dispute with Oxford, which is described in Note 5.

In addition to the above, the Company is subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of such pending legal proceedings will not have a material adverse effect on the Company’s results of operations or financial position.

8. Commitments and Contingencies (continued)

Call Option Liability

The Company is party to call option agreements with an underwriter and its affiliates, which entitle certain holders to purchase up to 153,518 shares of ACSH common stock from the Company for $6.00 per share at any time until October 31, 2010. The options were granted in connection with an offering of the Company’s securities underwritten by the holder. The 153,518 shares held for trading are valued at market price, and the call options are considered derivative instruments and are carried at fair value. The fair value of each call option is determined using the Black-Scholes method using the following assumptions at September 30, 2006: volatility 74%, interest rate 4.72%, average life of 2.29 years. Changes to the fair market of the trading portfolio and the call option obligation are recognized in the accompanying consolidated statement of operations. For the three and six months ended September 30, 2006, the Company recognized a loss of $174,000 and $387,000, respectively, in the trading portfolio, which losses were partially offset by a reduction in the call option liability of $152,000 and $303,000, respectively, for such periods. There was no such income or expense for the three and six months ended September 30, 2005.

As of September 30, 2006, the Company held 166,610 shares of ACSH common stock and has designated 153,518 shares as trading securities because these shares would be used to satisfy the call options.

9. Subsequent Events

In October 2006, the Company and Aetna came to an agreement that the Company's capitated, or risk-based, contracts for management of post-acute services for the New York and New Jersey Medicare health plans would be terminated effective as of January 31, 2007. During the three and six months ended September 30, 2006, these contracts aggregated $9.1 million and $18.0 million, respectively, of the Company's capitated revenues, which represented 66.1% and 65.3%, of its total revenues, respectively, for these periods. As of September 30, 2006, there were $3.4 million of restricted cash and $5.7 million of claims payable related to these Aetna contracts. The Company will continue to serve Aetna chronic care management administrative services only (ASO) business. The Company is currently in discussions with Aetna regarding the type and amount of services it will provide to Aetna during the transition period and after the termination of the contracts. The Company expects to continue to have a relationship with Aetna under which it may add other programs that are consistent with its care management business model. No assurances can be given as to what services, if any, that the Company may provide to Aetna after January 31, 2007.

In November 2006, the Company entered into a definitive merger agreement to acquire Haelan Corporation, a privately held health improvement solutions company located in Indianapolis, Indiana. The Company expects to close this transaction during the fiscal quarter ending December 31, 2006, subject to the conditions to closing that are contained in the merger agreement. As currently contemplated by the merger agreement, the Company will pay cash of $1.5 million to Haelan to satisfy existing liabilities and will issue three-year promissory notes to securityholders of Haelan in the aggregate principal amount of up to $6.5 million, which notes are convertible by their terms into shares of the Company's common stock. If certain revenue targets set forth in the merger agreement are achieved, the Company will pay an additional amount of up to $3.0 million to the former securityholders of Haelan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis provides a review of our operating results for the three and six months ended September 30, 2006 and 2005 and our financial condition at September 30, 2006. The focus of this discussion and analysis is on the underlying business reasons for significant changes and trends affecting our revenues, results of operations, cash flows and financial condition. This discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and related notes thereto included in this quarterly report. The discussion and analysis of our financial condition as of September 30, 2006 and our operating results and cash flows for the three and six months ended September 30, 2006 include CareGuide, Inc. and its subsidiaries, including CCS Consolidated. The discussion and analysis of the operating results and cash flows for the three and six months ended September 30, 2005 includes CCS Consolidated, Inc. only, as the merger between CareGuide (formerly known as Patient Infosystems, Inc.) was consummated in January 2006. In connection with this merger, CCS Consolidated was the acquiring company for accounting purposes, and the transaction was accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with generally accepted accounting principles in the United States. As part of the merger we adopted a March 31 fiscal year end.

OVERVIEW

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

We have two types of revenue. First, we accept risk on the providing of post-acute services and receive a Per Member Per Month fee that is categorized as capitation revenue. Alternatively, we provide services to health plans or other providers without accepting risk, and for these types of contracts, we may receive either an administration service fee or may provide these services on a fee-for-service basis. For risk contracts, the cost of services includes the cost of providing clinical care and the incurred claims.

While we have historically derived most of our income from risk-based contracts, we are currently diversifying our revenue sources by adding more administrative fee contracts. As noted below, our remaining risk-based contracts with Aetna, out largest customer, will be terminated as of January 31, 2007. We may continue to offer risk-based and non-risk-based post acute care management products, but where possible such contracts will be linked to our Continuous Care Management service which will allow us to follow the complex patients over the long term after their return to their home environment.

Subsequent Events

In October 2006, we and Aetna came to an agreement that our capitated, or risk-based, contracts for management of post-acute services for the New York and New Jersey Medicare health plans would be terminated effective as of January 31, 2007. During the three and six months ended September 30, 2006, these contracts aggregated $9.1 million and $18.0 million, respectively, of our capitated revenues, which represented 66.1% and 65.3%, of our total revenues, respectively, for these periods. As of September 30, 2006, there were $3.4 million of restricted cash and $5.7 million of claims payable related to these Aetna contracts. We will continue to serve Aetna chronic care management administrative services only (ASO) business. We are currently in discussions with Aetna regarding the type and amount of services we will provide to Aetna during the transition period and after the termination of the contracts. We expect to continue to have a relationship with Aetna under which we may add other programs that are consistent with our care management business model. No assurances can be given as to what services, if any, that we may provide to Aetna after January 31, 2007.

In November 2006, we entered into a definitive merger agreement to acquire Haelan Corporation, a privately held health improvement solutions company located in Indianapolis, Indiana. We expect to close this transaction during the fiscal quarter ending December 31, 2006, subject to the conditions to closing that are contained in the merger agreement. As currently contemplated by the merger agreement, we will pay cash of $1.5 million to Haelan to satisfy existing liabilities and will issue three-year promissory notes to securityholders of Haelan in the aggregate principal amount of up to $6.5 million, which notes are convertible by their terms into shares of our common stock. If certain revenue targets set forth in the merger agreement are achieved, we will pay an additional amount of up to $3.0 million to the former securityholders of Haelan.

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

Intangibles and Other Assets

Intangible and other assets consist primarily of websites, trademarks and customer relationships. Such intangible assets are amortized to expense over the estimated life of the asset. We have preliminarily valued the customer relationships and other intangible assets acquired in the merger between Patient Infosystems and CCS Consolidated at $2.5 million as of the merger closing date of January 25, 2006, which is included in the intangible and other assets category on the accompanying consolidated balance sheet as of September 30, 2006, less eight months of amortization. We have engaged an independent valuation firm to determine the valuation of the customer relationships as of the merger date, and we will adjust the carrying value of this asset accordingly. The offset to this adjustment would be goodwill.

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

Depreciation and Amortization

The Company reports all depreciation and amortization expense as an operating expense. For the three months ended September 30, 2006 and 2005, the reported amounts included $239,000 and $110,000, respectively, of depreciation and amortization expenses that were attributable to cost of services. For the six months ended September 30, 2006 and 2005, the reported amounts included $523,000 and $280,000, respectively, of depreciation and amortization expenses that were attributable to cost of services.

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

RESULTS OF OPERATIONS

The following financial table presents data regarding our results of operations, financial position and cash flows as of and for the three and six months ended September 30, 2006 and 2005. Such data was derived from our consolidated financial statements. This information should be read in conjunction with our consolidated financial statements as of and for the three and six months ended September 30, 2006 and 2005 and the related notes thereto. All dollar amounts are stated in thousands of dollars:

	As of and For the Three Months Ended			As of and For the Six Months Ended
	September 30,		Fav. (Unfav.)	September 30,		Fav. (Unfav.)
	2006	2005	Variance	2006	2005	Variance
Operating Results
Capitated Revenue
HealthNet	$ -	$ 1,168	$ (1,168)	$ -	$ 4,989	$ (4,989)
Aetna	9,093	8,235	858	17,994	16,551	1,443
Total capitated revenue	$ 9,093	$ 9,403	$ (310)	$ 17,994	$ 21,540	$ (3,546)

Administrative and Fee Revenue
Health Net	$ 95	$ 1,952	$ (1,857)	$ 796	$ 3.637	$ (2,841)
Aetna	9	9	-	18	18	-
Customers acquired as a result of Merger	2,227	-	2,227	4,444	-	4,444
Other	2,327	743	1,584	4,296	1.472	2,824
Total administrative and fee revenue	$ 4,658	$ 2,704	$ 1,954	$ 9,554	$ 5,127	$ 4,427

Total Revenue
Health Net	$ 95	$ 3,120	$ (3,025)	$ 796	$ 8.626	$ (7,830)
Aetna	9,102	8,244	858	18,012	16,569	1,443
Customers acquired as a result of Merger	2,227	-	2,227	4,444	-	4,444
Other	2,327	743	1,584	4,296	1,472	2.824
Total revenue	$ 13,751	$ 12,107	$ 1,644	$ 27,548	$ 26,667	$ 881

Percentage of Revenue by Customer
Health Net	0.7%	25.8%	(25.1)%	2.9%	32.3%	(29.4)%
Aetna	66.2%	68.1%	(1.9)%	65.4%	62.1%	3.3%
Customers acquired as a result of Merger	16.2%	-	16.2%	16.1%	-	16.1%
Other	16.9%	6.1%	10.8%	15.6%	5.6%	10.0%
Total revenue	100.0%	100.0%		100.0%	100.0%

	As of and For the Three Months Ended			As of and For the Six Months Ended
	September 30,		Fav. (Unfav.)	September 30,		Fav. (Unfav.)
Direct Service Costs	2006	2005	Variance	2006	2005	Variance
Incurred claims	$ 6,972	$ 8,609	$ 1,637	$ 13,128	$ 19,701	$ 6,573
Direct clinical expenses	3,828	2,928	(900)	7,561	5,372	(2,189)
Total direct service costs	$ 10,800	$ 11,537	$ 737	$ 20,689	$ 25,073	$ 4,384

Direct Service Costs as a Percentage of Revenue
Incurred claims as a percentage of total revenue	50.7%	71.1%	20.4%	47.7%	73.9%	26.2%
Direct clinical expenses as a percentage of total revenue	27.8%	24.2%	(3.7)%	27.4%	20.1%	(7.3)%
Total direct service costs as a percentage of total revenue	78.5%	95.3%	16.8%	75.1%	94.0%	18.9%

Gross profit	$ 2,951	$ 570	$ 2,381	$ 6,859	$ 1,594	$ 5,265
Gross profit as a percentage of total revenue	21.5%	4.7%	16.8%	24.9%	6.0%	18.9%

Selling, General & Administrative Expenses
Selling and administrative expenses	$ 2,169	$ 1,445	$ (724)	$ 4,507	$ 2,799	$ (1,708)
Stock option compensation	21	18	(3)	42	36	(6)
Total selling, general and administration expense	$ 2,190	$ 1,463	$ (727)	$ 4,549	$ 2,835	$ (1,714)

Total depreciation and amortization expense	$ 437	$ 290	$ (147)	$ 958	$ 598	$ (360)

Operating income (loss)	$ 324	$ (1,183)	$ 1,507	$ 1,352	$ (1,839)	$ 3,191

Other Income (Expense)
Interest income	$ 94	$ 96	$ (2)	$ 219	$ 170	$ 49
Interest expense:
Interest on Line of Credit	(193)	(159)	(34)	(380)	(293)	(87)
Amortization of Warrants	(219)	(219)	-	(438)	(438)	-
Total interest expense	(412)	(378)	(34)	(818)	(731)	(87)
Trading portfolio loss	(174)	-	(174)	(387)	-	(387)
Net other income (expense)	$ (492)	$ (282)	$ (210)	$ (986)	$ (561)	$ (425)

(Loss) income from continuing operations before income taxes	$ (168)	$ (1,465)	$ 1,297	$ 366	$ (2,400)	$ 2,766
Income tax expense	(19)	(1)	(18)	(138)	(18)	(120)
(Loss) income from continuing operations	(187)	(1,466)	1,279	228	(2,418)	2,646
Income from discontinued operations	711	73	638	425	294	131
Net income (loss)	$ 524	$ (1,393)	$ 1,917	$ 653	$ (2,124)	$ 2,777
EBITDA (loss) from continuing operations (1)	$ 761	$ (893)	$ 1,654	$ 2,310	$ (1,241)	$ 3,551

	September 30,	March 31,	Increase
Balance Sheet Data	2006	2006	(Decrease)
Total Assets
Cash and cash equivalents	$ 6,873	$ 8,399	$ (1,526)
Restricted cash for current liabilities	4,516	4,894	(378)
Securities held for sale	38	99	(61)
Securities held for trading	441	827	(386)
Accounts receivable, net	3,500	3,859	(359)
Other current assets	1,808	1,131	677
Total current assets	17,176	19,209	(2,033)
Goodwill	28,695	28,666	29
Long term assets	5,853	6,348	(495)
Total assets	$ 51,724	$ 54,223	$ (2,499)

Liabilities and Stockholders' Equity
Claims payable	$ 6,843	$ 8,260	$ (1,417)
Other current liabilities	6,971	8,928	(1,957)
Total current liabilities	13,814	17,188	(3,374)
Line of credit	8,000	8,000	-
Other long-term liabilities	300	328	(28)
Total liabilities	22,114	25,516	(3,402)
Stockholders' equity	29,610	28,707	903
Total liabilities and stockholders' equity	$ 51,724	$ 54,223	$ (2,499)

			Favorable/
	Six Months Ended September 30,		(Unfavorable)
Cash Flow Data	2006	2005	Variance
Cash provided by (used in) operating activities:
Cash received from customers	$ 20,559	$ 17,895	$ 2,664
Direct provider costs and claims settlements paid	(7,242)	(13,482)	6,240
Salary and benefits paid	(8,315)	(5,237)	(3,078)
Other operating expense	(5,893)	(3,349)	(2,544)
Net cash used in operating activities	(891)	(4,173)	3,282
Cash provided(used in) by investing activities:
Purchases of property and equipment	(112)	(229)	117
Restricted deposits, net	112	3,619	(3,507)
Merger costs paid	-	(194)	194
Net cash provided by investing activities	-	3,196	(3,196)
Cash provided by (used in) financing activities:
Proceeds from borrowing under Line of Credit facility	-	1,200	(1,200)
Other financing activities, net	(635)	(137)	(498)
Net cash (used in) provided by financing activities	(635)	1,063	(1,698)
Net (decrease) increase in cash and cash equivalents	(1,526)	86	(1,612)
Cash and cash equivalents, beginning of period	8,399	1,432	6,967
Cash and cash equivalents, end of period	$ 6,873	$ 1,518	$ 5,355

(1)          Earnings from continuing operations before interest, taxes, depreciation and amortization, or EBITDA from continuing operations, is a non-GAAP financial measure. Given that EBITDA from continuing operations is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA from continuing operations may not be comparable to other similarly titled measures of other companies.

We provide non-GAAP financial information such as EBITDA from continuing operations in order to provide meaningful supplemental information regarding our operational performance and to enhance our investors’ overall understanding of our core current financial performance and our prospects for the future. We believe that our investors benefit from seeing our results “through the eyes” of management in addition to the GAAP presentation. Management believes that EBITDA from continuing operations is a supplemental tool often used by investors and analysts to analyze and compare companies. We have historically provided EBITDA from continuing operations to our investors, and therefore we believe that presenting this non-GAAP financial measure also provides consistency in our financial reporting.

Management believes that EBITDA from continuing operations, in conjunction with GAAP measures, is useful as a means to measure profitability and to evaluate our ability to service existing debt and to sustain potential future increases in debt. We currently have a revolving line of credit with a financial institution, the balance of which may fluctuate from period to period and thereby result in fluctuations in interest expense over the same periods. As a result, EBITDA from continuing operations helps management compare our performance on a consistent basis by removing from its operating results the impact of our net cash or borrowing position.

Furthermore, we believe that EBITDA from continuing operations is widely used by others in our industry to evaluate and price potential acquisitions. In connection with these acquisitions, such as our recent merger between Patient Infosystems, Inc. and CCS Consolidated, Inc., the consummation of the merger may result in significant amounts of intangible assets to be amortized. By removing non-cash amortization charges from net income to arrive at EBITDA, management believes that it can more effectively evaluate our operating performance when comparing periods before the merger with those after the merger.

Management’s use of EBITDA from continuing operations, however, is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by GAAP) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by GAAP) as a measure of liquidity.

EBITDA from continuing operations has limitations as an analytical tool, and therefore investors should not consider it in isolation or as a substitute for analyses of our results as reported under GAAP. In order to effectively use EBITDA from continuing operations, investors should consider increasing or decreasing trends in this measure and how it compares to levels of debt and interest expense. Investors should always consider our cash flows from operating, investing and financing activities, as well as net income, operating income and net income from continuing operations, in conjunction with EBITDA from continuing operations. When evaluating EBITDA from continuing operations, investors should consider some of its limitations, including the following:

•	EBITDA from continuing operations does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	EBITDA from continuing operations does not reflect changes in, or cash requirements for, our working capital needs;
•

EBITDA from continuing operations does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on any debts we may have, and because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and ability to generate revenue; therefore, any measure that excludes interest expense has material limitations;

•

EBITDA from continuing operations does not reflect depreciation or amortization, and although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA from continuing operations does not reflect any cash requirements for such replacements;

•

EBITDA from continuing operations does not reflect tax payments, and because the payment of taxes is a necessary element of our operations, any measure that excludes tax expense has material limitations;

•

EBITDA from continuing operations does not reflect the impact of earnings or charges resulting from business operations that we have categorized as discontinued operations, and because we exit certain businesses from time to time this has material limitations on its usefulness as a comparative measure;

•	Other companies in our industry may calculate EBITDA from continuing operations differently than we do, limiting its usefulness as a comparative measure.

Presented below is a reconciliation of income (loss) from continuing operations, which we believe to be the most comparable GAAP measure, to EBITDA (loss) from continuing operations (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
(Loss) income from continuing operations
GAAP basis	$ (187)	$ (1,466)	$ 228	$ (2,418)
Depreciation and amortization	437	290	958	598
Interest income	(94)	(96)	(219)	(170)
Trading portfolio loss	174	-	387	-
Interest expense	412	378	818	731
Income tax expense	19	1	138	18
EBITDA (loss), from continuing
operations, non-GAAP basis	$ 761	$ (893)	$ 2,310	$ (1,241)

Results of operations for the three months ended September 30, 2006 and 2005:

Capitation Revenue

Our capitation contracts with HealthNet were converted from risk-based to an administrative services-only fee basis (“ASO”) on May 1, 2005 for the Connecticut business and on January 1, 2006 for the New York and New Jersey business. Therefore, there was no capitated revenue related to the HealthNet contract during the three months ended September 30, 2006. Under our capitation contracts, we are paid based on the number of members in the program, and the capitated revenue increase related to Aetna of $0.9 million for the three months ended September 30, 2006, when compared to the same period of the prior year, was due to increased membership in those programs. As noted elsewhere in this report, our capitated contracts with Aetna will terminate effective as of January 31, 2007. The net decrease in capitated revenue for the three months ended September 30, 2006, when compared to the three months ended September 30, 2005, was $310,000. Unless we enter into any new risk-based contracts for periods after January 31, 2007, our capitation revenue will decrease to zero in subsequent periods.

Administrative and Fee Revenue

The increase in administration and fee revenue of $2.0 million during the three months ended September 30, 2006, when compared to the three months ended September 30, 2005, was primarily the result of the addition of $2.2 million of ASO and fee revenue from contracts with customers acquired as part of the merger between Patient Infosystems and CCS Consolidated, which we refer to below as the “Merger.” Our administrative services contracts with HealthNet were terminated effective May 1, 2006, and as a result, for the three months ended September 30, 2006, there was a $1.9 million decrease in revenue from HealthNet due to this termination when compared to the three months ended September 30, 2005. We also signed a new administrative services contract with a customer in July 2005, which resulted in nominal revenue for the three months ended September 30, 2005, but which resulted in increased revenue of $1.0 million during the three months ended September 30, 2006. Increases in revenues from other ASO and fee-for-service contracts of $0.6 million for the three months ended September 30, 2006, when compared to the same period of the prior year, accounted for the remainder of the increase.

Total Revenues

Total revenues for the three months ended September 30, 2006 aggregated $13.8 million, which was an increase of $1.6 million, or 13.6%, from the three months ended September 30, 2005. This increase was the net result of the $3.0 million decrease in total HealthNet revenues, additional ASO and fee revenues as a result of the Merger of $2.2 million, additional ASO and fee revenues from the contract signed in July 2005 of $1.0 million, an increase in total Aetna revenues of $0.8 million, and additional revenues of $0.6 million from other contracts.

Direct Service Costs

Direct service costs consist of the claims expense incurred on our capitated and fee-for-service contracts and the direct clinical costs incurred on our contracts. The decrease in direct service costs of $737,000 for the three months ended September 30, 2006, when compared to the three months ended September 30, 2005, is a net result of several factors, including:

•

HealthNet capitated claims decreased by $1.3 million due to the conversions from risk to ASO, as described above. Additionally, fee-for-service HealthNet claims decreased an additional $0.5 million. Therefore, there was a total decrease in HealthNet claims of $1.8 million compared to a decrease in HealthNet revenues of $3.0 million.

•

The capitated contracts for our Aetna New Jersey and New York business contain provisions whereby we are responsible for 100% of the incurred claims for the services covered under these contracts. Aetna pays the majority of the claims on our behalf. While we record 100% of the revenues, Aetna pays us 40% of the revenues in cash and retains the remaining 60% to pay the claims which we are responsible for but that are paid by Aetna on our behalf. Reconciliations are performed comparing the claims Aetna has paid to the cash it retained. If Aetna has paid less than the amount it retained, it owes such excess amount to us. If Aetna has paid more than the amount it retained, we are obligated to pay Aetna this excess. Preliminary reconciliations performed in 2006 for the calendar 2004 and 2005 contract years indicated that the claim reserves as of March 31, 2006 were redundant by $1.2 million. Of this amount, management estimated that $0.8 million was due to redundancies existing as of December 31, 2005 and an additional $0.4 million was due to redundancies for the three months ended March 31, 2006. As a result of this analysis, the $1.2 million previously reserved for payment of claims was released and recognized as operating income during the three months ended June 30, 2006. During the three months ended September 30, 2006, we and Aetna reached a final settlement regarding the reconciliations pertaining to the calendar 2004 and 2005 contract years, which concluded that we were responsible for total payments to Aetna of $2.75 million. Of this amount, we paid Aetna $1.05 million from operating cash during the three months ended September 30, 2006. The remaining $1.7 million will be funded from releases of restricted cash balances. Management had previously established a reserve of $3.0 million for claims payable to Aetna for these periods, and because the settlement was less than the estimated liability on our balance sheet as of June 30, 2006, we released an additional $250,000 of claim reserves into income during the three months ended September 30, 2006.

•

Direct clinical expenses, which are the costs directly related to our providing clinical services to the members of our customers, increased by $0.9 million during the three months ended September 30, 2006 when compared to the three months ended September 30, 2005. The majority of this increase is due to the $2.0 million of direct clinical expenses attributable to contracts acquired as part of the Merger, which costs were not included in our results of operations for the three months ended September 30, 2005.

Gross Profit

Gross profit increased $2.4 million during the three months ended September 30, 2006, when compared to the three months ended September 30, 2005, as shown in the financial table above. As noted below, the gross profit presented herein excludes depreciation and amortization expenses related to cost of sales of $437,000 and $290,000 for the three months ended September 30, 2006 and 2005, respectively. The gross profit percentage increased to 21.5% for the three months ended September 30, 2006 from 4.7% for the three months ended September 30, 2005. The increases in gross profit were due to $0.4 million from the reduction of the estimated medical loss ratio for the Aetna contract, $0.2 million in gross profit attributable to contracts acquired as part of the Merger, the release of redundant claim reserves of $0.2 million, gross profits realized on new contracts and the termination of HealthNet contract which had a loss of $0.5 million in the same period of 2005.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $727,000 during the three months ended September 30, 2006, when compared to the three months ended September 30, 2005. This increase was primarily due to general and administrative expenses incurred from the integration of operations following the Merger, which included the additional costs of being a public company, which added $385,000 to the current year period.

The remaining increase of $342,000 is due primarily to growth of our business and related increase in operating expenses.

Depreciation and amortization expense

Depreciation and amortization expense related to fixed and intangible assets aggregated $437,000 and $290,000 for the three months ended September 30, 2006 and 2005, respectively. This increase is primarily due to $195,000 of amortization expense related the acquisition of certain intangible assets from the Merger.

Interest Income (Expense), net

Interest income decreased by $2,000 during the three months ended September 30, 2006 when compared to the three months ended September 30, 2005, as cash balances in interest-bearing bank accounts remained relatively constant.

Interest expense on our line of credit with Comerica Bank (the "Line of Credit") increased by $34,000 during the three months ended September 30, 2006 when compared to the three months ended September 30, 2005 due to an increase in the loan balance to $8.0 million, which borrowings occurred subsequent to September 30, 2005 and the increase in interest rates, which increased from 7.75% at September 30, 2005 to 9.25% at September 30, 2006.

In connection with the guarantee of our obligations under the Line of Credit by certain of our major stockholders, we issued warrants to purchase stock. These warrants are amortized to expense over the life of the loan and this amortization is recognized as interest expense. This amortization was $219,000 for each of the three months ended September 30, 2006 and 2005. The offset to this expense is an increase in paid-in capital. Thus, there is no impact on stockholders’ equity for this expense.

During the three months ended September 30, 2006, we recognized a loss of $174,000 from a decline in market value for securities in our trading portfolio. As described in the footnotes to our consolidated financial statements, we currently hold shares of American CareSource Holdings, Inc., a former subsidiary which now trades as an independent public company listed on the American Stock Exchange. Certain of these shares may be used to satisfy our obligations under call option agreements, and as a result these shares have been designated as trading securities. These shares were not held as of September 30, 2005.

Loss from Continuing Operations

Our loss from continuing operations improved from $1.5 million for the three months ended September 30, 2005 to $187,000 for the three months ended September 30, 2006 for primarily the reasons described under "Gross Profit" above, partially offset by the increase in selling general and administrative expenses and depreciation and amortization.

Income from Discontinued Operations

During our fiscal year ended March 31, 2005, we decided to terminate our relationship with Oxford Health Plans (“Oxford”), which constituted an operating segment of our business. We performed services under the terms of the contract through August 31, 2005, but we have had no continuing involvement thereafter. Therefore, the operations of Oxford are accounted for as discontinued operations, and accordingly, the operating results and related assets and liabilities of Oxford have been segregated in the accompanying consolidated financial statements.

The Oxford contract included risk-sharing provisions and provided for an annual settlement after the conclusion of each contract year. Oxford submitted its calculation of the amount due from us for the contract year ended December 31, 2004 which included many matters which we believed were contrary to the terms of the contract, and we notified Oxford of the disputed items. Oxford disagreed with our position on these matters and drew down a $500,000 letter of credit that had been established by us for Oxford’s benefit under the contract. The dispute was submitted to arbitration and we recorded a liability equal to our best estimate of our ultimate liability to settle the dispute.

The arbitration panel issued its decision in September 2006, awarding us damages in the amount of approximately $592,000 plus interest thereon. Accordingly, we reversed the liability we had previously recorded and recorded a receivable from Oxford during the three months ended September 30, 2006, which resulted in income from discontinued operations, net of estimated legal fees incurred in the resolution of our dispute with Oxford, in the amount of $711,000.

During the three months ended September 30, 2005, we recognized $74,000 of administration fees received from Oxford. We also had remaining business during the three months ended September 30, 2005 related to the cessation of our operations in the State of Texas during the year ended March 31, 2003. These operations are also accounted for as discontinued operations and have an immaterial effect on our consolidated financial statements.

Net income (loss) and EBITDA

Net income for the three months ended September 30, 2006 increased to $524,000 from a loss of $1.4 million for the three months ended September 30, 2005. The net income per share was $0.01 as compared to a loss of $0.17 for the same periods in the prior year.

We realized EBITDA, as defined above, of $761,000 for the three months ended September 30, 2006, which was an improvement of $1.7 million from the three months ended September 30, 2005, due primarily to the reasons described above under "Income from Continuing Operations." A reconciliation of EBITDA to income (loss) from continuing operations is provided above.

Results of operations for the six months ended September 30, 2006 and 2005:

Capitation Revenue

Our capitation contracts with HealthNet were converted from risk-based to an administrative services-only fee basis (“ASO”) on May 1, 2005 for the Connecticut business and on January 1, 2006 for the New York and New Jersey business. Therefore, there was no capitated revenue related to the HealthNet contract during the six months ended September 30, 2006. Under our capitation contracts, we are paid based on the number of members in the program, and the capitated revenue increase related to Aetna of $1.4 million for the six months ended September 30, 2006 was due to increased membership in those programs. As noted elsewhere in this report, our capitated contracts with Aetna will terminate effective as of January 31, 2007. The net decrease in capitated revenue for the six months ended September 30, 2006, when compared to the six months ended September 30, 2005, was $3.5 million. Unless we enter into any new risk-based contracts for periods after January 31, 2007, our capitation revenue will decrease to zero in subsequent periods.

Administrative and Fee Revenue

The increase in administration and fee revenue of $4.4 million during the six months ended September 30, 2006, when compared to the six months ended September 30, 2005, was primarily the result of the addition of $4.4 million of ASO and fee revenue from the contracts with customers acquired as part of the Merger. Our administrative services contracts with HealthNet were terminated effective May 1, 2006, and as a result, for the six months ended September 30, 2006, there was a $2.8 million decrease in revenue from HealthNet due to this termination when compared to the six months ended September 30, 2005. We also signed a new administrative services contract with a customer in July 2005, which resulted in nominal revenue for the six months ended September 30, 2005, but which resulted in increased revenue of $1.9 million during the six months ended September 30, 2006. Increases in revenues from other ASO and fee-for-service contracts of $0.9 million for the six months ended September 30, 2006, when compared to the same period of the prior year, accounted for the remained of the increase.

Total Revenues

Total revenues for the six months ended September 30, 2006 aggregated $27.5 million, which was an increase of $0.9 million, or 3.3%, from the six months ended September 30, 2005. This increase was the net result of the $7.8 million decrease in total HealthNet revenues, additional ASO and fee revenues as a result of the Merger of $4.4 million, additional ASO and fee revenues from the contract signed in July 2005 of $1.9 million, an increase in total Aetna revenues of $1.4 million, and additional revenues of $0.8 million from other contracts.

Direct Service Costs

Direct service costs consist of the claims expense incurred on our capitated and fee-for-service contracts and the direct clinical costs incurred on our contracts. The decrease in direct service costs of $4.4 million for the three months ended September 30, 2006, when compared to the six months ended September 30, 2005, is a net result of several factors, including:

•

HealthNet capitated claims decreased by $4.8 million due to the conversions from risk to ASO, as described above. Additionally, the fee-for-service HealthNet claims decreased an additional $0.9 million. Therefore, there was a total decrease in HealthNet claims of $5.7 million compared to a decrease in HealthNet revenues of $7.8 million.

•

The capitated contracts for our Aetna New Jersey and New York business contain provisions whereby we are responsible for 100% of the incurred claims for the services covered under these contracts. Aetna pays the majority of the claims on our behalf. While we record 100% of the revenues, Aetna pays us 40% of the revenues in cash and retains the remaining 60% to pay the claims which we are responsible for but that are paid by Aetna on our behalf. Reconciliations are performed comparing the claims Aetna has paid to the cash it retained. If Aetna has paid less than the amount it retained, it owes such excess amount to us. If Aetna has paid more than the amount it retained, we are obligated to pay Aetna this excess. Preliminary reconciliations performed in 2006 for the calendar 2004 and 2005 contract years indicated that the claim reserves as of March 31, 2006 were redundant by $1.2 million. Of this amount, management estimated that $0.8 million was due to redundancies existing as of December 31, 2005 and an additional $0.4 million was due to redundancies for the three months ended March 31, 2006. As a result of this analysis, the $1.2 million previously reserved for payment of claims was released and recognized as operating income during the three months ended June 30, 2006. During the three months ended September 30, 2006, we and Aetna reached a final settlement regarding the reconciliations pertaining to the calendar 2004 and 2005 contract years, which concluded that we were responsible for total payments to Aetna of $2.75 million. Of this amount, we paid Aetna $1.05 million from operating cash during the three months ended September 30, 2006. The remaining $1.7 million will be funded from releases of restricted cash balances. Management had previously established a reserve of $3.0 million for claims payable to Aetna for these periods, and because the settlement was less than the estimated liability on our balance sheet as of June 30, 2006, we released an additional $250,000 of claim reserves into income during the three months ended September 30, 2006.

•

Direct clinical expenses, which are the costs directly related to our providing clinical services to the members of our customers, increased by $2.2 million during the six months ended September 30, 2006 when compared to the six months ended September 30, 2005. The majority of this increase is due to the $3.6 million of direct clinical expenses attributable to contracts acquired as part of the Merger, which costs were not included in our results of operations for the six months ended September 30, 2005.

Gross Profit

Gross profit increased $5.3 million during the six months ended September 30, 2006, when compared to the six months ended September 30, 2005, as shown in the financial table above. As noted below, the gross profit presented herein excludes depreciation and amortization expenses related to cost of sales of $958,000 and $598,000 for the three months ended September 30, 2006 and 2005, respectively. The gross profit percentage increased to 24.9% for the six months ended September 30, 2006 from 6.0% for the six months ended September 30, 2005. The increases in gross profit were due to the release of redundant claim reserves of $1.4 million, $0.8 million from the reduction of the estimate medical loss ratio for the Aetna contract, $0.8 million in gross profit attributable to contracts acquired as part of the Merger, gross profits realized on new contracts and the termination of the HealthNet contract which had a loss of $0.7 million in the same period of 2005.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $1.7 million during the six months ended September 30, 2006, when compared to the six months ended September 30, 2005. This increase was primarily due to the following factors:

•	Selling, general and administrative expenses incurred from the integration of operations of the combined company following the Merger, which added $846,000 to the current year period.
•	Professional fees for accounting and legal services increased $225,000 due to the increased costs of being a publicly-traded company.

The remaining increase of $629,000 for this period is due primarily to growth of our business and related increase in operating expenses.

Depreciation and amortization expense

Depreciation and amortization expense related to fixed and intangible assets aggregated $958,000 and $598,000 for the six months ended September 30, 2006 and 2005, respectively. This increase is primarily due to $396,000 of amortization expense related the acquisition of certain intangible assets from the Merger.

Interest Income (Expense), net

Interest income increased by $49,000 during the six months ended September 30, 2006 when compared to the six months ended September 30, 2005 as a result of the higher cash balances maintained in interest-bearing accounts during the comparable period.

Interest expense on the Line of Credit increased by $87,000 during the six months ended September 30, 2006 when compared to the six months ended September 30, 2005 due to an increase in the loan balance to $8.0 million, which borrowings occurred subsequent to September 30, 2005 and the increase in interest rates, which increased from 7.75% at September 30, 2005 to 9.25% at September 30, 2006.

In connection with the guarantee of our obligations under the Line of Credit by certain of our major stockholders, we issued warrants to purchase stock. These warrants are amortized to expense over the life of the loan and this amortization is recognized as interest expense. This amortization was $438,000 for each of the six months ended September 30, 2006 and 2005. The offset to this expense is an increase in paid-in capital. Thus, there is no impact on stockholders’ equity for this expense.

During the six months ended September 30, 2006, we recognized a loss of $387,000 from a decline in market value for securities in our trading portfolio. As described in the footnotes to our consolidated financial statements, we currently hold shares of American CareSource Holdings, Inc., a former subsidiary which now trades as an independent public company listed on the American Stock Exchange. Certain of these shares may be used to satisfy our obligations under call option agreements, and as a result these shares have been designated as trading securities. These shares were not held as of September 30, 2005.

Income (loss) from Continuing Operations

Our income from continuing operations improved from a loss of $2.4 million for the six months ended September 30, 2005 to income of $228,000 for the six months ended September 30, 2006 for primarily the reasons described under "Gross Profit" above, partially offset by the increase in selling general and administrative expenses and depreciation and amortization.

Income from Discontinued Operations

During our fiscal year ended March 31, 2005, we decided to exit our relationship with Oxford, which constituted an operating segment of our business. We performed services under the terms of our contract with Oxford through August 31, 2005, but we have had no continuing involvement thereafter. Therefore, the operations of Oxford are accounted for as discontinued operations, and accordingly, the operating results and related assets and liabilities of Oxford have been segregated in the accompanying consolidated financial statements.

The Oxford contract included risk-sharing provisions and provided for an annual settlement after the conclusion of each contract year. Oxford submitted its calculation of the amount due from us for the contract year ended December 31, 2004 which included many matters which we believed were contrary to the terms of the contract, and we notified Oxford of the disputed items. Oxford disagreed with our position on these matters and drew down a $500,000 letter of credit that had been established by us for Oxford’s benefit under the contract. The dispute was submitted to arbitration and we recorded a liability equal to our best estimate of our ultimate liability to settle the dispute.

The arbitration panel issued its decision in September 2006, awarding us damages in the amount of approximately $592,000 plus interest thereon. Accordingly, we reversed the liability we had previously recorded and recorded a receivable from Oxford during the three months ended September 30, 2006, which resulted in income from discontinued operations, net of estimated legal fees incurred in the resolution of our dispute with Oxford, in the amount of $425,000.

During the six months ended September 30, 2005, we recognized $295,000 of administration fees received from Oxford. We also had remaining business during the six months ended September 30, 2005 related to the cessation of our operations in the State of Texas during the year ended March 31, 2003. These operations are also accounted for as discontinued operations and have an immaterial effect on our consolidated financial statements.

Net income (loss) and EBITDA

Net income for the six months ended September 30, 2006 increased to $653,000 from a loss of $2.1 million for the six months ended September 30, 2005. The net income per share was $0.01 as compared to a loss of $0.26 for the same periods in the prior year.

We realized EBITDA, as defined above, of $2.3 million for the six months ended September 30, 2006, which was an improvement of $3.6 million from the six months ended September 30, 2005, due primarily to the reasons described above under "Income from Continuing Operations." A reconciliation of EBITDA to income (loss) from continuing operations is provided above.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

We had a working capital surplus at September 30, 2006 of $3.4 million. We recognized net losses for the year ended March 31, 2006 of $1.9 million and income for the six months ended September 30, 2006 of $653,000. Due to historical losses, we have depended on capital infusions from our major investors and borrowings from a financial institution to fund our operations and to fund restricted deposits. If these additional funds were not available, we would likely have been required to reduce our operations or take other measures to curtail losses.

Capitated Risk Contracts

In connection with taking capitated risk, our customers require us to provide letters of credit for their protection in case we do not have sufficient resources to pay the related claim liabilities. These letters of credit are generally collateralized by certificates of deposit and are shown on our consolidated financial statements as “Restricted cash available for current liabilities.” As of September 30, 2006 and 2005, we had restricted cash totaling $4.5 million and $7.8 million, respectively.

Cash received from customers, as shown in the statement of cash flows, is generally less than revenues recorded, primarily due to the Aetna capitated risk contracts. In connection with these contracts, we record 100% of the capitated revenues and 100% of the capitated incurred claims. However, we do not pay all the claims. Aetna retains cash to pay claims on our behalf. Reconciliations are performed comparing claims incurred to cash retained. If Aetna has paid less in claims than the cash retained, it owes this amount to us. If Aetna has paid more in claims than the cash retained, we owe Aetna this excess. As described above, our settlement with Aetna as to the reconciliations for the 2004 and 2005 contract years concluded that we owed Aetna the aggregate amount of $2.75 million. Of this amount, we paid Aetna $1.05 million from operating cash during the three months ended September 30, 2006, and the remaining $1.7 million will be funded from releases of our restricted cash balances. Management had previously established a reserve of $3.0 million for claims payable to Aetna for these periods, and because the settlement was less than the estimated liability on our balance sheet for these periods, we released an additional $250,000 of claims reserves into operating cash during the three months ended September 30, 2006.

As noted elsewhere in this report, our capitated contracts with Aetna will terminate effective January 31, 2007. As a result, we will not be required to maintain our historical restricted cash balances.

Comerica Line of Credit

We are a party to a Loan and Security Agreement with Comerica Bank ("Comerica") dated October 9, 2002, as amended on October 28, 2003, November 17, 2004, January 12, 2006 and August 11, 2006 (as so amended, the “Loan and Security Agreement”), pursuant to which we have an $8.0 million revolving line of credit (the "Line of Credit"). The Line of Credit bears interest at Comerica’s prime rate plus 1%, which was 9.25% and 7.75% at September 30, 2006 and 2005, respectively, and is scheduled to expire on October 1, 2007. The Line of Credit is collateralized by all of our tangible assets, including our investment in all of our subsidiaries. The satisfaction of our obligations under the Loan and Security Agreement are also guaranteed by certain of our subsidiaries as well as certain of our stockholders. Under the terms of the guaranties, each such stockholder unconditionally and irrevocably guarantees prompt and complete payment of its pro rata share of the amount owed under the Line of Credit.

In exchange for delivering guaranties to Comerica to satisfy our obligations, these former stockholders have been issued warrants to purchase shares of our common stock (the "Replacement Warrants"), which vest through November 2006 based on the outstanding balances under the Loan and Security Agreement. Each of the Replacement Warrants has an exercise price of $0.003172 per share. If the Replacement Warrants fully vest and are exercised in full for a cash payment of the aggregate exercise price, the holders of the Replacement Warrants will receive an aggregate of 3,152,141 shares of common stock. These 3,152,141 shares of common stock were issued into escrow at the closing of the Merger and are included in our issued and outstanding common stock.

As of September 30, 2006, the principal balance outstanding under the Line of Credit was $8.0 million.

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

Cash Flows

The net cash used in operating activities for the six months ended September 30, 2006 was $891,000. This was due primarily to the reduction in accounts payable and accrued expenses of $1.6 million, partially offset by the decrease in accounts receivable of $359,000.

We had $6.9 million of cash and cash equivalents at September 30, 2006. Of this amount, $1.3 million was for revenue received in advance for future periods. Future short-term cash needs related to liabilities accrued at September 30, 2006 include $1 million of accrued compensation and $845,000 of accounts payable.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - an interpretation of SFAS Statement No. 109, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of evaluating the impact of FIN 48 on our consolidated financial position and results of operations.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, with FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have not yet assessed the impact, if any, of SFAS No. 157 on our consolidated financial statements.

In September 2006, FASB issued SFAS No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R" ("SFAS No. 158") This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 will be effective as of the end of the fiscal year ending after December 15, 2006. We have not yet assessed the impact, if any, of SFAS No. 158 on our consolidated balance sheets.

INFLATION

Inflation did not have a significant impact on our costs during the six months ended September 30, 2006. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

FORWARD LOOKING STATEMENTS

When used in this and in future filings by us with the Securities and Exchange Commission (“SEC”), in our press releases and in oral statements made with the approval of an authorized executive officer of our company, the words or phrases “will likely result,” “expects,” “plans,” “will continue,” “is anticipated,” “estimated,” “project,” or “outlook” or similar expressions (including confirmations by an authorized executive officer of our company of any such expressions made by a third party with respect to our company) are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We wish to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements, including those made with respect to future sources of revenue, new customers, the availability of capital and control of costs and expenses, are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These uncertainties include our ability to continue our operations as a result of, among other things, continuing losses, working capital shortfalls, uncertainties with respect to sources of capital, risks of market acceptance of or performance of our systems and services, competitive forces, difficulties in integrating the operations of acquired businesses, the impact of changes in government regulations, general economic factors in the healthcare industry and other factors discussed in our filings with the SEC including this report and our Annual Report on Form 10-KSB for the year ended March 31, 2006, filed on June 29, 2006. We have no obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of September 30, 2006, the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the evaluation date for recording, processing, summarizing and reporting the information that we are required to disclose in the reports we file under the Exchange Act within the time periods specified in the SEC’s rules and forms.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

One of our subsidiaries entered into a Health Services Agreement with Oxford Health Plans (NY) Inc., or Oxford, pursuant to which each party made payments to the other based on services provided. As permitted by the agreement, our subsidiary terminated the agreement by written notice to Oxford, which termination was effective as of August 31, 2005. Oxford contended that our subsidiary owed it approximately $1.5 million for the periods through August 31, 2005, while we believed that Oxford owed our subsidiary approximately $180,000 for the period ending December 31, 2004. In July 2005, over our objections, Oxford drew down on a $500,000 letter of credit that had been provided under the contract. We received a letter dated September 8, 2005 from Oxford requesting that we replenish the existing letter of credit in the amount of approximately $1.5 million. We received a letter from Oxford dated September 26, 2005 indicating that Oxford had submitted the matter to the American Health Lawyers Association for binding arbitration, seeking to compel our subsidiary to replenish the letter of credit in the amount of approximately $1.5 million and to pay Oxford an additional approximately $1.0 million. We filed counterclaims against Oxford for amounts that we contended were owed by Oxford under the agreement. An arbitration hearing began in June 2006 and was completed in July 2006. The arbitration panel issued its decision in September 2006, which was in our favor. The panel awarded us damages of approximately $592,000 plus interest thereon. We have not yet received this payment.

Item 5. Other Information

As reported on our Current Report on Form 8-K filed on August 18, 2006, William Stapleton was appointed to our board of directors effective as of August 16, 2006. Mr. Stapleton also became the chairman of the audit committee of our board of directors on August 24, 2006. In connection with Mr. Stapleton's position as a director and chairman of our audit committee, we have agreed to compensate Mr. Stapleton in an annual amount of $8,000, payable in quarterly cash installments. Mr. Stapleton will also be reimbursed for all expenses incurred in attending meetings of our board of directors and committees thereof. We also intend to grant to Mr. Stapleton a warrant exercisable for 100,000 shares of our common stock, which grant has not yet been approved by our board of directors. It is expected that the exercise price of any such warrant will be equal to the fair market value of our common stock on the date of grant, and the warrant will vest with respect to 25% of the shares on the first anniversary of Mr. Stapleton's joining the board of directors and an additional 25% on each anniversary thereafter, such that the warrant would be fully vested on the fourth anniversary.

On September 29, 2006, we entered into a lease agreement (the “Lease”) with UCB Technologies, Inc. (the “Landlord”) under which we have agreed to lease office space in Rochester, New York. The commencement date of the Lease was November 1, 2006, and the Lease has a term through October 31, 2017. We have the right to extend the term for two additional five-year terms at the rental rate and upon certain other conditions set forth in the Lease. The leased premises initially consist of 18,076 square feet, which will escalate to 22,011 square feet beginning November 1, 2007 and to 26,753 square feet on November 1, 2008. We have no obligations to pay rent on the premises until May 1, 2007, at which time the rent will be $16.00 per square foot annually, increasing to $17.00 on November 1, 2011. The monthly base rent as of May 1, 2007 will initially be approximately $24,000 and will increase over time to approximately $38,000. Under the Lease, we also pay our pro rata share of operating expenses. As a security deposit, we have posted a letter of credit for the benefit of the Landlord. The foregoing is a summary description of certain terms of the Sublease and is qualified in its entirety by the text of the Sublease attached as Exhibit 10.1 to this report.

                On August 15, 2006, we entered into a sublease agreement (the “Sublease”) with Holland & Hart LLP (the “Sublessee”) for property we currently lease in Las Vegas, Nevada. The Sublease was effective as of August 15, 2006. Under the Sublease, the Sublessee leases 7,361 square feet of office space from us for a term through October 31, 2009. The monthly base rent for the subleased premises was $18,402.50 per month through October 31, 2006, with a three percent annual increase thereafter. The Sublessee has deposited with us one month of base rent as a security deposit. The foregoing is a summary description of certain terms of the Sublease and is qualified in its entirety by the text of the Sublease attached as Exhibit 10.2 to this report.

Item 6. Exhibits

Exhibit #	Description of Exhibits
2.1	$$	Agreement and Plan of Merger, dated September 19, 2005, by and among Patient Infosystems, Inc., PATY Acquisition Corp. and CCS Consolidated, Inc.
2.2	@	Amendment No. 1 to the Agreement and Plan of Merger, dated November 22, 2005, by and among Patient Infosystems, Inc., PATY Acquisition Corp. and CCS Consolidated, Inc.
2.3	@@	Amendment No. 2 to the Agreement and Plan of Merger, dated December 23, 2005, by and among Patient Infosystems, Inc., PATY Acquisition Corp. and CCS Consolidated, Inc.
2.4	@@@	Agreement and Plan of Merger, dated November 3, 2006, by and among CareGuide, Inc., Haelan Acquisition Corporation and Haelan Corporation.

3.1	++	Certificate of Incorporation, as amended to date (excluding Exhibit 3.3 hereto)
3.2	*	By-Laws
3.3		Amendment to Certificate of Incorporation filed with the State of Delaware on September 19, 2006.
4.1	++	Form of Common Stock Certificate.
4.2	**	Patient Infosystems, Inc. Amended and Restated Stock Option Plan
4.3	++	CCS Consolidated, Inc. 2005 Equity Incentive Plan, assumed by Patient Infosystems.
4.4	***

Form of Registration Rights Agreement dated on or about March 31, 2000 between Patient Infosystems and John Pappajohn, Derace Schaffer, M.D., Gerald Kirke and Michael Richards for Series C 9% Cumulative Convertible Preferred Stock.

4.5	^	Patient Infosystems, Inc. Series D Convertible Preferred Stock Registration Rights Agreement dated April 10, 2003.
4.6	$$$	Form of Registration Rights Agreement.
4.7	++	Form of Warrant to Purchase Shares of Common Stock, dated as of January 25, 2006.
4.8	~	Form of Warrant to Purchase Shares of Common Stock.

10.1		Office Lease dated September 29, 2006 between CareGuide, Inc. and UCB Technologies, Inc.
10.2		Sublease agreement dated August 15, 2006 between Patient Infosystems, Inc. and Holland and Hart LLP.

11.1		Computation of Per Share Earnings (included in the notes to unaudited consolidated financial statements included in this report)

31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

~	Previously filed with the Securities and Exchange Commission as an Exhibit to Amendment No. 1 to Registration Statement on Form SB-2 filed on July 19, 2006 and incorporated herein by reference.
~~	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-QSB filed on November 15, 2004 and incorporated herein by reference.
*	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form S-1 filed on July 3, 1996 and incorporated herein by reference.
**	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form S-8 filed on October 8, 2004 and incorporated herein by reference.
***	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed on April 2, 2001 and incorporated herein by reference.
++	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-KSB filed on March 31, 2006 and incorporated herein by reference.
^	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-QSB filed on May 15, 2003 and incorporated herein by reference.
$$	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on September 23, 2005 and incorporated herein by reference.
$$$	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-QSB filed on November 14, 2005 and incorporated herein by reference.
@	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on November 29, 2005 and incorporated herein by reference.
@@	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on December 23, 2005 and incorporated herein by reference
@@@	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on November 6, 2006 and incorporated herein by reference

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAREGUIDE, INC.

Date:	November 14, 2006	By:	/s/ Glen A. Spence
Glen A. Spence
Chief Financial Officer