Form 10KSB
period 2006-12-31
CAREGUIDE INC
filed 2007-04-17
CIK 1017813

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[ ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended

[ X ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from April 1, 2006 to December 31, 2006

Commission File Number: 0-22319

CareGuide, Inc.

Delaware	16-1476509
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4401 N.W. 124th Avenue Coral Springs, Florida	33065
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (954) 796-3714

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [	]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Issuer’s revenue for the nine months ended December 31, 2006: $41.3 million.

As of April 16, 2007, the aggregate market value of the voting and nonvoting common stock held by non-affiliates of the registrant was $7.7 million.

As of April 16, 2007, there were 67,538,976 shares of the issuer’s common stock outstanding.

Portions of our definitive Proxy Statement for the Registrant’s 2007 Annual Meeting of Stockholders to be filed within 120 days of December 31, 2006 are incorporated by reference in Part III of this report.

TABLE OF CONTENTS

Item 1 Description of Business.

3

Item 2 Description of Property.

20

Item 3 Legal Proceedings.

20

Item 4 Submission of Matters to a Vote of Security Holders.

20

Item 5 Market Price for Common Equity and Related Stockholder Matters.

21

Item 5B Selected Financial Data.

21

Item 6 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

25

Item 7 Financial Statements.

45

Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

45

Item 9 Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

46

Item 10 Executive Compensation.

46

Item 11 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

46

Item 12 Certain Relationships and Related Transactions, and Director Independence.

46

Item 13 Exhibits

47

Item 14 Principal Accounting Fees and Services.

48

PART I

Item 1	Description of Business.

Unless otherwise noted, the terms “CareGuide”, the “Company”, “we”, “us” or “our” used in this annual report refer to the combined operations of CareGuide, Inc. and its subsidiaries as of the date of this annual report.

Company Overview

We are a population health management company with comprehensive health-optimizing solutions serving the health and benefit plans of employers, unions, third party administrators, managed care organizations and government customers. We believe that we distinguish ourselves from our competitors by employing a member-centric, holistic approach that empowers our customers’ members to take control of their health. Our mission is to “find more, miss less, and help better.”

Corporate History

We were incorporated in Delaware in 1995 under the name DSMI Corp. In 1995 and 1996, we changed our corporate name to Disease State Management, Inc. and then to Patient Infosystems, Inc. In 2003, we acquired the assets of American Caresource Corporation and formed a subsidiary called American CareSource Holdings, Inc., an ancillary benefits management services provider. In 2004, we acquired CBCA Care Management, Inc., a case management and utilization management services provider.

In September 2005, we entered into a merger agreement with CCS Consolidated, Inc., a privately held company. The merger was consummated in January 2006, and as a result we moved our corporate headquarters from Rochester, New York to Coral Springs, Florida. In addition, in September 2006 we changed our corporate name to CareGuide, Inc. We believe that this name change better reflects our current business strategy and product and service offerings. We also believe that the new name more effectively encompasses both of the legacy companies in the merger and reflects our objective of guiding individuals toward self management of their healthcare needs.

As a condition to the closing of our merger with CCS Consolidated, in December 2005 we completed a spin-off of our American CareSource Holdings subsidiary, also referred to in this report as ACS, through the distribution of approximately 12.0 million shares of common stock of ACS to our stockholders as a dividend. We retained approximately 300,000 shares of ACS common stock. After this transaction, ACS became an independent, publicly traded company with its own management and board of directors. Two of our directors, John Pappajohn and Derace Schaffer, also serve as directors of ACS.

In connection with our merger with CCS Consolidated, we issued common stock to the former stockholders of CCS Consolidated such that the former stockholders of CCS Consolidated owned approximately 64% of our issued and outstanding voting shares upon the closing of the transaction. This represented a change in control of our company, and the merger was accounted for as a “reverse merger” so that the financial statements of CCS Consolidated became our historical financial statements. In addition, stockholders representing a majority of our common stock entered into a voting agreement by which they agreed to vote their shares in favor of the election to our board of directors of John Pappajohn, Derace Schaffer, and three individuals designated by holders of at least a majority of our common stock held by the former stockholders of CCS Consolidated who are parties to the voting agreement. The three directors selected by such former stockholders of CCS Consolidated were Mark Pacala, Daniel Lubin and Albert Waxman. The voting agreement also provides for the election of two additional independent directors to be approved unanimously by the other members of our board. In 2006 our board of directors unanimously approved the appointment of William Stapleton as a sixth director.

In December 2006, we consummated the acquisition of Haelan Corporation, a privately held health improvement solutions company located in Indianapolis, Indiana. In connection with this transaction, our board of directors unanimously approved the election of Michael Barber, previously a director of Haelan, as the board’s seventh member under the voting agreement.

Our Business

We are a population health management company that offers our products and services to our customers’ health and benefit plans to assist them in optimizing the health of their members while also reducing medical costs. Our customers include health plans, such as commercial health maintenance organizations, or HMOs, and preferred provider organizations, or PPOs, including Wellpoint, Inc., Wellcare Health Plans, Inc., and Blue Cross Blue Shield of Michigan; government self-funded plans, such as those maintained by the States of Indiana, Louisiana, Nevada, and New York; Taft-Hartley funds; self-

funded and fully-insured employer groups; and entities such as Third Party Administrators and Work-Life Companies that aggregate employer groups . We have approximately 80 customers across the United States.

Our guiding approach to population health management is psychosocial and holistic in nature and is driven by the belief that individuals should be empowered to understand and self-manage their own health and healthcare with expert assistance. We believe that our approaches to patient identification and care management are “next generation” in nature and will produce improved return on investment for our customers.

Our Strategy

We have focused our business on population health management solutions because we believe that the steadily rising cost of healthcare for employers and union groups, the increasing demands on Medicare and Medicaid funding that are outpacing resources, and an increased interest in healthcare technology and population health management services by the federal government, employers, unions, and large insurers creates a fertile environment for our business model. We believe that our approach to population health management differentiates us from other disease and care management companies and yields superior results in comparison to traditional programs.

In April 2007 we announced a company restructuring initiative to streamline our operations and focus our efforts and resources on our primary line of business -- population healthcare management -- within which we bear no risk for provider claims. Recognizing the importance of developing and delivering industry leading products, the initiative moves product development and operations into a single division under the leadership of Dr. Julie Meek, who has recently been appointed Executive Vice President and Chief Operating Officer.

Through our recent acquisitions and changes in our business model, we believe that we have created a single-source provider of health improvement solutions. We also believe that our differentiated product offerings will provide cross-selling opportunities within our customer base. Our capacity to deliver high human touch, when indicated by complex medical conditions, is also a differentiator.

Understanding that health status is dynamic and encompasses physical, mental and social qualities, our integrated solutions address each of these factors to achieve superior health and financial outcomes for customers. We distinguish ourselves by combining high human touch with technology and science to assist in the identification and engagement of individuals in need. Our goal is to find more, miss fewer and help better.

Our Products and Services

One Care Street™: Predictive Modeling and Health Coaching

Through our acquisition of Haelan Corporation (“Haelan”) in December 2006, we acquired our proprietary One Care Street product. This product seeks to identify the members in a covered population that are most likely to utilize healthcare services in the next six to twelve months, before they begin requiring high levels of medical resources. To begin the One Care Street process, participants complete a health profile survey to assess their own perception of their health and healthcare practices. This survey may be completed online, over the telephone or on paper, and it is recommended that some sort of incentive be provided to the member for completion. One Care Street’s proprietary, patent-pending predictive modeling formula compiles and analyzes the participants’ assessment data and identifies individuals that will most likely require higher levels of near-term care. The predictive modeling formula is based on health perception factors, demographic factors, past patterns of self-reported healthcare use, and the presence of chronic disease. Health perception science measures how a person is feeling and functioning. Based on our experience, the gap between how a person is feeling and functioning compared to how they would like to be feeling and functioning is very predictive of near-term healthcare use. Based on our research in health perception science, we believe that One Care Street’s mathematical probability formula has a predictive power exceeding that of traditional models that rely on claims data.

Each participant who has completed the One Care Street survey receives a comprehensive individual report known as a Health Action Guide, which incorporates the participant’s responses and is intended to become a highly tailored guide to assist the member in developing their own personal health improvement plan. We also employ a staff of health coaches to assist individual participants in achieving wellness outcomes while decreasing non-beneficial healthcare use. Our goal is to match members to the right intensity of service, which can vary from “light touch” services, such as telephonic coaching or providing links to education about symptoms or chronic condition-related issues as part of the member portal to OneCareStreet.com, to “heavy touch” services, such as in-home assessments, face-to-face care management, and remote telemonitoring. Through this matching process, we believe that we assist our customers in enhancing their return on investment.

One Care Street also incorporates a healthcare intervention platform in the form of health coaching, which we believe is superior to traditional disease educational content by also providing behavioral and decision support to participants to address non-disease-based factors contributing to their sense of illness. Based on the results of the One Care Street survey, certain members are teamed with a “health coach” to identify and achieve health-related goals. Our experience has shown that One Care Street generally identifies 12-15% of a population that could benefit from intervention and that approximately 75% of these are typically engaged, therefore reaching 8-10% of the total eligible population. We believe the alternative historical claims predictive modeling would miss most of the future high care-use members of a population that typically identifies the sickest 1-2% of a population, of which no more than 50% would typically engage, therefore providing services to only 0.5-1% of the population.

In an August 2006 case study of 10 customers using One Care Street, nine reported no meaningful increase and, in numerous cases, a year-over-year reduction in the cost of healthcare services provided for their employees following the introduction of One Care Street as part of the employer’s benefits package. In some cases, overall medical costs decreased for the entire population after the introduction of One Care Street, as compared to an average medical inflation rate of 7.7%, according to a Kaiser Foundation annual benefit survey.

Nurse Help Line

Our 24-hour Nurse Help Line is a triage, advice, referral and health counseling service that provides individuals with around-the-clock access to registered nurses. Our nurses use algorithm-based assessment tools to recommend specific responses to medical issues and have access to provider and network information in order to direct individuals to medical resources. The Nurse Help Line provides users with information about specific health problems and answers to their health-related questions. We believe that our use of nationally recognized clinical algorithms allows us to assist callers in determining the most cost-effective options for acute care treatment, including a reduction in the non-necessary use of emergency rooms and after-hours physician contacts. Through our Nurse Help Line, individuals may also be identified for referral to our other disease management or care management programs. The Nurse Help Line is operated from our call center in Rochester, New York, which has been accredited by the Utilization Review Accreditation Commission, or URAC, an independent, nonprofit organization that promotes healthcare quality through accreditation and certification programs.

Utilization Management and Care Management Programs

One of our principal services is managing high-risk, high-need and high-cost populations. We believe that we are able to deliver substantial cost savings for our clients by preventing hospital admissions and readmissions among the most complex and chronically ill members. These members account for a disproportionate share of medical spending, with a much higher number of hospitalizations and episodes of emergency care than the rest of the general population. Our focus is typically on only a small percentage of a health plan’s membership who are often suffering from many illnesses simultaneously, are frail and elderly, and often have non-medical concerns as well that contribute to poor health outcomes and high costs.

While we are experienced in and adept at reviewing and authorizing all levels of care along the continuum of inpatient to outpatient treatment, we believe that we have developed a particular expertise in managing the post-acute continuum of services, including skilled nursing care, acute rehabilitation, home healthcare, and home infusion. In managing post-acute care, we incorporate elements of our care management program, including post-hospital discharge planning, care management planning, and follow-up with patients in order to reduce the number of readmissions to the hospital.

Our care management services feature evidence-based and physician-guided care management planning, remote monitoring technology, a network of skilled nursing facilities and home health providers, and a national network of specialized care managers, who provide face-to-face and in-home member assessments and care management interventions. Designed for patients with multiple co-morbidities, this program involves the management of the full range of medical and psychosocial conditions affecting a patient, using preventative care management before, during and after a post-acute episode.

By focusing on patients with complex medical profiles who generate the majority of health care costs, we believe that our strategy combines the use of lower-cost care delivered outside the hospital with intensive patient-focused care management interventions to reduce the number of high cost hospitalizations and maximize an individual’s health status and independence.

We have designed our care management services to ensure that participants receive high-quality medical care at the best possible price at the proper time and for the appropriate duration. The programs assist in avoiding unnecessary expenditures with an objective, information-intensive approach that combines clinical judgment with accepted practice patterns.

Our programs have been awarded accreditation from URAC in case management and utilization management. Our care management services are further developed to ensure compliance with the legislative requirements of the states in which utilization review functions are performed.

Disease Management Programs

Our disease management services have also been accredited by URAC and are provided for individuals with a diagnosis of asthma, diabetes, coronary heart disease, hypertension, and congestive heart failure. These services are comprehensive in approach, focusing on both the medical and behavioral aspects of chronic health care management. The programs involve clinical assessments and the provision of information on self-care, medication and treatment adherence. Through monitoring and on-going assistance, these programs empower participants to become more proficient and proactive in managing their disease or condition. By including 24-hour access to our nurse help line, participants have accessible resources for questions or issues that arise with their disease. The long-term goal of our disease management services is a judicious use of healthcare resources through education, as well as reinforcement of the provider’s treatment plan.

Our disease management programs are based on nationally recognized treatment guidelines for each disease. The programs provide condition-specific assessment, support and education with behavior-based interventions according to the patient’s identified risk level. Each of our chronic condition management programs is continuously reviewed and updated to assure that these programs reflect current knowledge and best practices in clinical management.

CareGuide@Home™

CareGuide@Home is a national elder care management program that provides resources to families and caregivers to understand, plan, and manage care for elderly individuals. Customers for this program include national health plans, employee assistance programs and work-life companies. Developed by geriatric professionals, CareGuide@Home promotes the health and well-being of the elderly in the comfort of their home, while providing important care giving support and peace of mind to concerned family members. CareGuide@Home members receive care management services through a credentialed, national network of healthcare providers, which includes licensed geriatric care managers, registered nurses, and social workers.

Provider Innovation and Improvement Support

In January 2007, we discontinued the operation of our provider improvement and innovation division, which represented approximately 3% of our revenues for the nine months ended December 31, 2006. Through this division, we were providing consulting and technical services to federally qualified health centers and certain other providers of disease and care management services. The contracts under which this division operated have been transferred to the Center for Strategic Innovation, a nonprofit corporation. We have entered into a strategic partnership with this entity for the referral of services.

Information Systems

Underpinning our service offerings is what we believe to be a best-in-class care management software application. In concert with two technology partners, HealthEdge and Clik4care, Inc., we are using health management technology with the goal of automating care management plans, guiding interventions, and driving sophisticated analytics in a member-centric way that permits all on the care team to interact seamlessly. We believe that our application is adaptable and flexible and simplifies implementations of new customers.

Contract Terms and Transition from Risk-Based to ASO Business

Historically, we accepted capitated risk from our contracts with relatively large health plans, such as Health Net, Oxford and Aetna. Under these contracts, we received a capitated rate, which is a prepaid amount per member per month (“PMPM”), for an agreed-upon range of services to be provided to all members of a covered population. We were then responsible for all claims for services provided to the identified members, and as a result we were exposed to capitation risk, or the risk that our PMPM payment would be less than our cost of providing the services under the contract.

As opposed to contracts under which financial risk is transferred from a health plan to us, we also provide services to our customers on an administrative services only (“ASO”) basis, or on a fee-for service basis. In each case we receive a negotiated fee for our services without accepting risk for claims. Under this revenue model, customers pay us a fixed fee per eligible member per month for each of our services that they select for their members. Our higher intensity care management products are usually priced per user per month.

Under our risk-based contracts, our health plan customers and certain state regulatory authorities required us to set aside capital as restricted cash, so that cash would be available to pay claims in the future. During the last few years, the utilization of our services under these contracts escalated while our revenues grew slowly, remained the same or even declined. As a result, these capitated risk contracts became either marginally profitable or even unprofitable. This trend toward unprofitability, coupled with an increasing requirement for cash to be set aside for payment of potential claims, caused us to pursue an alternative business model, which included the winding down of our risk-based contracts and the transition to primarily ASO and fee-based contracts. We terminated our contract with Oxford contract during our fiscal year ended March 31, 2005, and our capitated risk contracts with Health Net were converted to an ASO basis on May 1, 2005 in Connecticut and on January 1, 2006 in New York and New Jersey. Our contracts with Health Net yielded approximately 2% and 28% of our revenues for the nine months ended December 31, 2006 and the year ended March 31, 2006, respectively. We also had capitated risk contracts with Aetna for its members in New York and New Jersey in effect for the nine months ended December 31, 2006 and the year ended March 31, 2006. The Aetna capitated revenues were 66% and 61% of total revenues for these periods, respectively. These contracts were terminated as of January 31, 2007, and as of that date, we no longer performed services under capitated risk contracts.

As a result of our exiting the risk-based business, our contracts with our customers now provide for us to render services on an ASO or fee-for-service basis. We are continuing to increase our customer base with ASO contracts, which we believe will provide us with higher and more predictable gross margins and will permit us to focus our business on care management rather than insurance risk. In 2006, CareGuide began new ASO contracts with the State of Indiana (through the Haelan acquisition), BCBS of Michigan and WellPoint, and in 2007 expect to implement new ASO programs with Westchester County New York, WellCare, the Fraternal Order of Police of Miami, and others.

In connection with the exit from risk-based contracts, we have eliminated positions from our workforce and reduced other costs that were specifically associated with this business. We expect to achieve additional savings as a result of the restructuring initiative announced in April 2007, as we fully integrate the Haelan acquisition and our product offerings, and as remaining responsibilities related to the terminated risk-based contracts continue to diminish.

Sales and Marketing

We employ a sales and marketing team while also using external sales teams to market our products to organizations that pay for healthcare services on behalf of members, employees or beneficiaries. These organizations include health insurance companies, managed care organizations, government entities, third party administrators (TPAs), health and welfare funds organized under the Taft-Hartley Labor Act, purchasing coalitions, self-funded employer groups, and work-life companies.

We also have agreements in place with several organizations to co-market our products and services. These marketing relationships include partners such as Loge Group, LLC (formerly CBCA), Gilsbar, CHA Health, POMCO, A&I Benefit Plan Administrator, ppoNext, and Kelly & Associates Insurance Group, Inc. These organizations provide professional benefit administrator services, third-party administrator services, and preferred provider services to health plan sponsors, employers, and Taft-Hartley funds. Our co-marketing agreements permit either company in the relationship to subcontract for the services of the other company.

Competition

The healthcare industry and the market for healthcare management and population health management products are highly competitive and subject to continuous change in the manner in which services are provided. We compete primarily with disease management companies, specialty healthcare companies, major pharmaceutical and pharmacy benefit management companies with disease management programs, independent care management organizations, and other entities that provide similar services to health plans and self-insured employers. Publicly traded competitors include some of the largest companies in the industry, such as Healthways, Inc., Matria Healthcare, Inc., and Q-Med, Inc. In addition, many payor organizations, including health plans, have internal medical case management staff that provide services similar to those provided by us. Certain of our competitors and potential competitors have significantly greater financial and sales resources than we do.

In competing for business, we directly contact potential customers and respond to requests for proposals. In the health management industry, we also develop relationships with brokers and consultants who can be instrumental in coordinating selection processes for customers who may be in need of our products and services. We believe that our ability to offer customers an integrated health management solution will enable us to compete effectively, but there can be no assurance that we will not encounter increased or more effective competition in the future, which would limit our ability to maintain or increase our business.

Research and Development

The development of our health management programs and refinements to our operations are the result of cooperative efforts of our information technology, clinical, operating and marketing staffs. The costs of these development activities are charged to earnings when incurred.

Patents and Trademarks

We have submitted a patent application covering the predictive modeling methodology of our One Care Street product. In addition, we have sought trademark protection for a number of our marks.

Government Regulation

The healthcare industry is subject to extensive and frequently changing federal, state and local regulations. Changes in applicable laws or any failure to comply with existing or future laws, regulations or standards could have a material adverse effect on our results of operations, financial condition, business and prospects. We believe our current arrangements and practices are in material compliance with applicable laws and regulations, but there can be no assurance that we are in compliance with all applicable existing laws and regulations or that we will be able to comply with new laws or regulations.

Certain of our clinicians, such as nurses, must comply with individual licensing requirements. All of our clinicians who are subject to licensing requirements are licensed in the state in which they are physically present, such as the location of the call center from which they operate. In the future, multiple state licensing requirements for healthcare professionals who provide services telephonically over state lines may require us to license some of our clinicians in more than one state. New judicial decisions, agency interpretations or federal or state legislation or regulations could increase the requirement for multi-state licensing of a greater number of our clinical staff, which would increase our administrative costs.

Certain aspects of our health management business are subject to unique licensing or permit requirements. For example, states may require our subsidiaries providing utilization review services to be licensed as a utilization review provider. We may also be required to obtain certification to participate in governmental payment programs, such as state Medicaid programs. Some states have established Certificate of Need ("CON") programs regulating the expansion of healthcare operations. The failure to obtain, renew or maintain any of the required licenses, certifications or CONs could adversely affect our business.

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, governs electronic healthcare transactions and the privacy and security of medical records and other individually identifiable patient data. Any failure to comply with HIPAA could result in criminal penalties and civil sanctions.

A component of our business relies on reimbursement by government payors, such as state employee benefit plans, and that business is subject to particularly pervasive regulation by those agencies. These regulations impose stringent requirements for provider participation in those programs and for reimbursement of products and services. Additionally, we are subject to periodic audits or investigations by the Centers for Medicare and Medicaid Services, or CMS and/or its intermediaries, of our compliance with those requirements, and any deficiencies found may be extrapolated to cover a larger number of reimbursement claims. Additionally, many applicable laws and regulations are aimed at curtailing fraudulent and abusive practices in relation to those programs. These rules include the illegal remuneration provisions of the Social Security Act (sometimes referred to as the “Anti-Kickback” statute), which impose criminal and civil sanctions on persons who knowingly and willfully solicit, offer, receive or pay any remuneration, whether directly or indirectly, in return for, or to induce, the referral of a patient covered by a federal healthcare program to a particular provider of healthcare products or services. Related federal laws make it unlawful, in certain circumstances, for a physician to refer patients covered by federal healthcare programs to a healthcare entity with which the physician and/or the physician's family have a financial relationship. Additionally, a large number of states have laws similar to the federal laws aimed at curtailing fraud and abuse and physician “self-referrals.” These rules have been interpreted broadly such that any financial arrangement between a provider and potential referral source may be suspect. While we believe our business arrangements are in compliance with these laws and regulations, the government could take a contrary position or could investigate our practices.

In addition to the laws described above, the Federal False Claims Act imposes civil liability on individuals or entities that submit false or fraudulent claims for payment to the government. HIPAA created two new federal crimes: “Healthcare Fraud” and “False Statements Relating to Healthcare Matters.” The Healthcare Fraud statute prohibits knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program. The False Statements Relating to Healthcare Matters statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact by any trick, scheme or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. The Federal False Claims Act allows actions to be brought on the government's behalf by individuals under the Federal False Claims Act’s “qui tam” provision. Violation of these and other applicable rules can result in substantial fines and penalties, required repayment of monies previously recognized as income, as well as exclusion from future participation in government-sponsored healthcare programs.

There can be no assurance that we will not become the subject of a regulatory or other investigation or proceeding or that our interpretations of applicable laws and regulations will not be challenged. The defense of any such challenge could result in adverse publicity, substantial cost to us and diversion of management's time and attention. Thus, any such challenge could have a material adverse effect on our business, regardless of whether it ultimately is sustained.

The Medicare Prescription Drug Improvement and Modernization Act of 2003 provided funding for disease management demonstration programs to be implemented in targeted geographic areas across the country, and indicate that if the programs are successful, the programs will be expanded nationwide. The expansion of these programs could represent a significant opportunity for our disease management business.

Employees

As of March 17, 2007, we had 206 full time and 28 part-time employees. None of our employees is represented by a union, and we are not aware of any activities seeking such organization. We consider our relations with our employees to be good. We believe that our future success depends in part upon our continued ability to retain and hire qualified personnel.

Our exit from the risk-based business resulted in a reduction of 19 employees and such reductions are reflected in the totals shown above. An additional initiative announced in April 2007 is expected to result in a decrease of approximately 30 full-time employees, some of which have already occurred. Where possible, we have reduced our employee count through attrition or, when appropriate, reassigned employees to other open positions.

Corporate Information

Our principal executive offices are located at 4401 NW 124th Avenue, Coral Springs, Florida 33065, and our telephone number is (954) 796-3714. Our Internet addresses are http://www.careguide.com and http://www.haelan.com. Our common stock is traded on the NASD Over-The-Counter Bulletin Board under the ticker symbol “CGDE”.

We file electronically with the Securities and Exchange Commission our annual reports on Form 10-KSB, quarterly interim reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We make available on or through our website, free of charge, copies of these reports as soon as reasonably practicable after we electronically file or furnish it to the SEC. Our website is located at http://www.careguide.com. You can also request copies of such documents by contacting our Investor Relations Department at (585) 242-7241 or sending an email to InvestorRelations@careguide.com.

RISK FACTORS

Forward-Looking Statements

This Annual Report on Form 10-KSB, including the information incorporated by reference herein, contains various forward-looking statements and information that are based on our beliefs and assumptions, as well as information currently available to us. From time to time, we and our officers, directors or employees may make other oral or written statements (including statements in press releases or other announcements) that contain forward-looking statements and information. Without limiting the generality of the foregoing, the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “seek,” “will result,” “will continue,” “project” and similar expressions, when used in this Annual Report on Form 10-KSB and in such other statements, are intended to identify forward-looking statements, although some statements may use other phrasing. All statements that express expectations and projections with respect to future matters, including, without limitation, statements relating to growth, new lines of business, expectations of the business environment in which we operate, perceived opportunities in the market, our mission and strategy, and general optimism about future operating results, are forward-looking statements and speak only as of the date made. All forward-looking statements and information in this Annual Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, as amended, and are intended to be covered by the safe harbors created thereby. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, the risk factors set forth below. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. Many of such factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. In providing forward-looking statements, we expressly disclaim any obligation to update publicly or otherwise these statements, whether as a result of new information, future events or otherwise except to the extent required by law

An investment in our common stock is speculative in nature and involves a high degree of risk. No investment in the Company’s common stock should be made by any person who is not in a position to lose the entire amount of such investment.

Risks related to Our Business

We have a history of losses, and we must successfully execute on our modified business model and restructuring plan if we are to sustain our operations.

We have incurred losses from continuing operations in the last several fiscal years. We reported net losses from continuing operations of $606 thousand and $2.4 million for the nine months ended December 31, 2006 and the year ended March 31, 2006, respectively. Our accumulated deficit as of December 31, 2006 was $35.4 million. Our ability to operate profitably is dependent upon our ability to develop and market our products in an economically successful manner. To date, we have not consistently done so. No assurances can be given that we will be able to operate profitably in the future.

In the first part of 2007, we determined that our existing cash and cash equivalents and short-term investment balances and cash from operations would not be sufficient to fund our operations, planned capital and research and development expenditures for the next twelve months ( See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” below in Item 6). Accordingly, we announced in April 2007 that we are streamlining and restructuring our operations to focus on our core business of population healthcare management where we are not at-risk for provider claims. The restructuring plan announced in April 2007 will result in a decrease of approximately 30 employees in addition to the 19 employees eliminated in conjunction with the exit from the risk business that occurred in the beginning of 2007. Where possible, we have reduced our employee count through attrition or, when appropriate, reassigned employees to other open positions.

Although we believe that if the actions taken under our restructuring plan are successful, our existing cash and cash equivalents and short-term investment balances and cash from operations will be sufficient to fund our operations, planned capital and research and development expenditures in our focused business model, we recognize that our ability to continue as a going concern depends upon our successful execution of our restructuring plan. Additionally, we do not believe that such resources will be sufficient to repay our $8.0 million Line of Credit loan, which matures on October 1, 2007 ( See the risk factor below – “Our current liabilities exceed our current assets, and we may not be able to satisfy our obligations to our senior lender without obtaining additional capital or restructuring our credit facility.”)

We might fail to execute our restructuring plan or to operate successfully under our modified business model.

In April 2007, we announced a restructuring plan to focus on our core business of population healthcare management. At January 31, 2007, we exited the at-risk, capitated line of business wherein we were financially responsible for the payment of provider claims. The modification of our business model entails significant risks and costs, and we might not succeed in operating within this model or under our restructuring plan for many reasons. These reasons include the risks that we might not be able to achieve market acceptance for our products and services, earn adequate revenues from population healthcare management, or achieve sustained profitability. Employee concern about changes in our business model or the effect of such changes on their workloads or continued employment might cause our employees to seek or accept other employment, depriving us of the human and intellectual capital that we need in order to succeed. Because we necessarily lack historical operating and financial results for our modified business model, it will be difficult for us, as well as for investors, to predict or evaluate our business prospects and performance. Our business prospects would need to be considered in light of the uncertainties and difficulties frequently encountered by companies undergoing a business transition or in the early stages of development. The modification of our business model might also create uncertainties and cause our stock price to fall and impair our ability to raise additional capital.

We might not be able to execute under our restructuring plan if we lose key management or technical personnel, on whose knowledge, leadership and technical expertise we rely.

Our success under our modified business model will depend heavily upon the contributions of our key management and technical personnel, whose knowledge, leadership and technical expertise would be difficult to replace. Many of these individuals have been with us for several years and have developed specialized knowledge and skills relating to our technology and lines of business. We might not be able to execute on our modified business model if we were to lose the services of any of our key personnel. If any of these individuals were to leave our company unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor develops the necessary training and experience.

The contracts with our largest customer were terminated effective January 31, 2007.

Our capitated contracts with Aetna Health Plans (“Aetna”), which accounted for 66% and 61% of our revenues for the nine months ended December 31, 2006 and year ended March 31, 2006, respectively, were terminated effective January 31, 2007. As Aetna retained certain of these revenues to pay claims on our behalf, these contracts accounted for 43% and 38% of the total cash inflows for these periods, respectively. Until new contracts have been executed and implemented, there will be pressure on our ability to generate sufficient revenues and cash flow to maintain or grow our operations. If we cannot generate sufficient revenues and cash flows, we may be forced to curtail operations to some extent. No assurances can be given that we will be able to generate sufficient revenues and cash flows to maintain our current level of operations.

Our current liabilities exceed our current assets, and we may not be able to satisfy our obligations to our senior lender without obtaining additional capital or restructuring our credit facility.

We have a line of credit with a bank that is fully borrowed against in the principal amount of $8.0 million and has been reflected as a current liability on our balance sheet as of December 31, 2006. The loan matures on October 1, 2007, and we anticipate that the loan will not be able to be repaid out of our current operating cash flows. We will need to extend or restructure the loan or raise additional capital through sales of securities or additional borrowings in order to satisfy our obligations. No assurance can be given that we will be able to raise the required working capital through the sale of our securities or by borrowing any additional amounts needed. If we are unable to identify additional sources of capital, we would likely be forced to curtail our operations. Moreover, if we raise additional financing through the sale of our equity securities, any stock that we issue would be dilutive to our existing stockholders and could result in material adverse changes to our earnings per share. In addition, in the event that we are successful in restructuring our loan or obtaining alternative debt financing, any such debt could impose significant financial and operating restrictions on us.

Our operating results have fluctuated in the past and could fluctuate in the future.

Our operating results have varied in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. These factors include:

•	volume and timing of sales;
•	rates at which customers move from traditional disease management to the total population health management approach now inherent in our model;
•	rates at which customers implement disease and care management and other health information programs within their patient populations;
•	impacts of substantial divestitures and acquisitions;
•	loss or addition of customers and referral sources;
•	seasonal fluctuations in healthcare utilization;
•	investments required to support growth and expansion;
•	changes in the mix of products and customers;
•	changes in healthcare reimbursement policies and amounts;
•	increases in direct sales costs and operating expenses;
•	increases in selling, general and administrative expenses;
•	increased or more effective competition; and

•	regulatory changes.

Any of the above could have a material adverse impact on our business, prospects, results of operations or financial condition.

If we do not manage our growth successfully, our growth may slow, decline or stop, and we may never become profitable.

We have expanded our operations rapidly and plan to continue to expand, particularly in connection with integration of recently acquired businesses. This expansion has created significant demands on our administrative, operational and financial personnel and other resources. Additional expansion in existing or new markets could strain resources and increase our need for capital. Our personnel, systems, procedures, controls and existing space may not be adequate to support further expansion. In addition, because our business strategy emphasizes growth, the failure to achieve our stated growth objectives or the growth expectations of investors could cause our stock price to decline.

Our revenue model is in transition, and our current product and service offerings may not be accepted in the marketplace.

As described elsewhere in this annual report, we have elected to exit our capitated risk business. As part of our strategy of transitioning from risk-based contracts to ASO or fee-based contracts, we are developing an integrated product offering designed to be the next generation of care and disease management. Our integrated product and service offerings incorporate a number of features, such as predictive modeling, health coaching, technology, and customized service levels to deliver care management services while attempting to reduce healthcare costs for our customers. We are completing our technology design and are in the initial stages of marketing our integrated product offerings to potential customers. At this time, we believe that integrated services of the type we are offering have not gained general acceptance from our customers and potential customers. This is still perceived to be a new business concept in an industry characterized by an increasing number of market entrants who have introduced or are developing an array of new services. As is typical in the case of a new business concept, demand and market acceptance for newly introduced services are subject to a high level of uncertainty, and there can be no assurance as to the ultimate level of market acceptance for our system, especially in the healthcare industry, in which the containment of costs is emphasized. Because of the subjective nature of patient compliance, we may be unable, for an extensive period of time, to develop a significant amount of data to demonstrate to potential customers the effectiveness of our services. Even after such time, no assurances can be given that our data and results will be convincing or determinative as to the success of our system. There can be no assurance that increased marketing efforts and the effective implementation of our strategies will result in market acceptance for our services or that a market for our services will develop or not be limited.

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

Our ability to monitor and modify patient behavior and to provide information to healthcare providers and payors, and consequently the success of our disease and care management systems, is dependent upon the accuracy of information received from patients. We have not taken, and do not expect to take, specific measures to determine the accuracy of information provided to us by patients regarding their medical histories. No assurance can be given that the information our patients provide us will be accurate. To the extent that patients have chosen not to comply with prescribed treatments, such patients might provide inaccurate information to avoid detection. Because of the subjective nature of medical treatment, it will be difficult for us to validate or confirm any such information. In the event that patients enrolled in our programs provide inaccurate information to a significant degree, we would be materially and adversely affected. Furthermore, there can be no assurance that our patient interventions will be successful in modifying patient behavior, improving patient health or reducing costs in any given case. Many potential customers may seek data from us with respect to the results of its programs prior to retaining us to develop new disease management or other health information programs. Our ability to market our system to new customers may be limited if we are unable to demonstrate successful results for our programs.

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

In the past, we have made business acquisitions, including the recent mergers with CCS Consolidated and Haelan. In addition, we may make additional acquisitions in the future. Our success will depend, to a certain extent, on the future performance of these acquired business entities. These acquisitions, either individually or as a whole, could divert management attention from other business concerns and expose us to unforeseen liabilities or risks associated with entering new markets and integrating those new entities. Further, the integration of these entities may cause us to lose key employees or key customers. Integrating newly acquired organizations and technologies could be expensive and time consuming and may strain resources. Consequently, we may not be successful in integrating these acquired businesses or technologies and may not achieve anticipated revenue and cost benefits.

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

As part of a private placement to accredited investors of shares of our common stock in October 2005 (the "PIPE"), we sold 3,411,512 shares of our common stock from which we received gross proceeds of approximately $12.0 million. As a condition precedent to our merger with CCS Consolidated, we effected a spin-off of our ACS subsidiary. The purchasers of the PIPE shares also received shares of common stock of ACS as a result of the spin-off of ACS. To the extent that the investors in the private placement received shares of common stock of ACS in the spin-off, it could be asserted that those shares of ACS common stock were offered and sold by us as part of the PIPE. Because the registration statement relating to the ACS spin-off had been filed with the SEC prior to the closing date of the PIPE, it could therefore also be asserted that the PIPE might have been conducted using a non-conforming prospectus under the Securities Act. As a result, investors in the PIPE could assert a claim against us with respect to the sale of the ACS shares. We cannot determine whether any such claim would be valid or whether or not, or to what extent, damages could in fact be successfully asserted. There can be no assurance that we would have sufficient resources to satisfy any successful claim or that, even if we did, the damages and associated costs would not have a material adverse effect on our financial condition.

We depend on payments from our customers, and pressures on these entities to reduce costs may adversely affect our business and results of operations.

The healthcare industry in which we operate currently faces significant cost reduction pressures as a result of constrained revenues from governmental and private revenue sources and increasing underlying medical care costs. We believe that these pressures will continue and possibly intensify.

Our services are intended specifically to assist our customers in controlling the high costs associated with the treatment of chronic diseases; however, the pressures to reduce costs in the short term may negatively affect our ability to sign and/or retain contracts with our customers. In addition, this focus on cost reduction could cause our customers to focus on contract restructurings that would reduce the fees paid to us for our services. As a result, these financial pressures could have a negative impact on our operations.

Reconciliations to be performed under our terminated contract with Aetna could result in additional cash outlays on our part.

Our capitated risk contracts with Aetna, which terminated effective January 31, 2007, included provisions whereby Aetna paid a portion of the healthcare claims and we paid the remainder, even though we recognized all of the revenue and all of the claims expense. Aetna retained 60% of our revenues under the contracts to pay claims on our behalf and remitted the remaining 40% of the revenues to us. Reconciliations are performed periodically in order to compare the claims Aetna paid for the contract period to the revenue Aetna retained. Even though our contract has terminated, reconciliations for the 2006 contract year and the month of January 2007 have yet to be completed. We have reserved approximately $1.7 million in our restricted cash accounts pertaining to the Aetna capitated risk contracts to be used to pay Aetna in the event that future reconciliations indicate we owe Aetna. If the reconciliations to be performed show that we owe Aetna more than the $1.7 million remaining in our restricted cash accounts pertaining to these contracts, we would be required to pay this excess from our operating cash, which could have adverse impacts on our financial position, results of operations, and cash flows.

Even though our risk-based contracts have terminated, the claims on these contracts are paid over time, and the actual claims made may exceed the estimated claim liabilities.

As of December 31, 2006, we had approximately $7.3 million of claim reserve liabilities. To fund these claim liabilities, we had operating and restricted cash of approximately $11.6 million and accounts receivable of approximately $3.5 million at such date. Even though the risk-based contracts to which these claim reserves relate have terminated, the claim liabilities will be paid out over several months, and the actual claims paid may ultimately exceed the estimated claim reserve liabilities. If this were to occur, we would need additional cash and would incur charges to earnings that could have a material adverse impact on our results of operations. Additionally, there could be shortfalls in cash in the event that the timing of the claim payments is in contrast with the collections of the accounts receivable and timing of any release of restricted cash. If this were to occur, we would be required to locate additional sources of working capital, and there can be no assurance that it would be able to do so on favorable terms or at all.

Our inability to perform well under our contracts could have a material adverse effect on our business and results of operations.

Our growth strategy focuses on developing health and care support programs to address chronic diseases and medical conditions as well as the overall health of all enrollees of a payor. While we have considerable experience in health and care support programs with a broad range of medical conditions, any new or modified programs will involve inherent risks of execution. If we do not perform well under our contracts, or if one or more of our customers perceive that we do not perform adequately, our business reputation and results of operations could be materially adversely impacted.

The profitability of certain of our contracts is dependent upon the type and number of cases that we process.

We have entered into a service agreement with a health plan under which we assist the plan with complex care management services for its customers in exchange for a fee. The profitability of the contract is dependent upon the number of cases that meet certain criteria for referral to us and agree to receive the service. Although the contract does not always generate a sufficient volume of cases to make the contract profitable, if the contract consistently fails to do so in the future, the fixed costs incurred to service this contract could exceed the revenue generated from the caseload. There can be no assurance that this contract will continue to generate the required level of revenue to make the contract profitable and, if it fails to do so, this could have a material adverse impact on our results of operations and financial condition.

Our revenues may be subject to seasonal pressure from the disenrollment processes of its contracted health plans.

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

Historically, a majority of employers and employees make these decisions effective December 31 of each year. An employer’s change in health plans or employees’ changes in health plan elections may cause a decrease in actual lives under management for existing contracts as of January 1. Although these decisions may also cause a gain in enrollees as new employers sign on with customers, the identification of new members eligible to participate in our programs, in some products, is based on the submission of healthcare claims, which lags enrollment by an indeterminate period.

Another seasonal impact on actual lives could occur if a health plan decided to withdraw coverage altogether for a specific line of business, such as Medicare, or in a specific geographic area, thereby automatically disenrolling previously covered members. Historically, we have experienced minimal covered life disenrollment from such a decision.

There can be no assurance that our recent acquisitions will result in any significant customer interest in the integrated service offering of the combined companies.

Historically, we have operated in the segment of the managed care business known as the population management business, where we are most fundamentally addressing our customers’ desire to help educate their patient populations on illness prevention and post-illness reoccurrence measures. There can be no assurance that the cross-marketing among the customers acquired in our recent mergers will materialize in any material way, in which case one of the underlying rationales for the mergers will fail and the outlook for the combined businesses would be materially adversely impacted.

We may not realize anticipated benefits from the mergers.

The integration of the businesses of CCS Consolidated and Haelan with us is complex, time-consuming and expensive, and may disrupt our business. We must overcome significant challenges in order to realize any benefits or synergies from these consolidations. These challenges include the timely, efficient, and successful execution of a number of events, including the following:

•	integrating the operations and technologies of each company;
•	retaining and assimilating the key personnel of each company;
•	retaining existing customers of each company and attracting additional customers;
•	retaining strategic partners of each company and attracting new strategic partners; and
•	creating uniform standards, controls, procedures, policies, and information systems.

The execution of these events will involve considerable risks and may not be successful. These risks include the following:

•	the potential disruption of ongoing business and distraction of the management of the combined companies;
•	the potential strain on financial and managerial controls and reporting systems and procedures of the combined companies;
•	unanticipated expenses and potential delays related to integration of the operations, technology, and other resources of the companies;
•	the impairment of relationships with employees, suppliers, and customers as a result of any integration of new management personnel;
•	greater than anticipated costs and expenses related to the mergers or the integration of the respective businesses of the entities; and
•	potential unknown liabilities associated with the combined operations.

We may not succeed in addressing these risks or any other problems encountered in connection with the mergers. Our inability to successfully integrate the operations, technology, and personnel of the businesses acquired, or any significant delay in achieving integration, could have a material adverse effect on our business, prospects, financial condition and results of operations, and, as a result, on the market price of our common stock.

We are a substantially larger and broader organization, and if management is unable to sufficiently manage the company, operating results will suffer.

As a result of our recent merger activity, we have significantly more employees, a broader service offering, and customers in more channels than we did prior to such transactions. We face challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits, and compliance programs. The inability to manage successfully the substantially larger and diverse organization, or any significant delay in achieving successful management, could have a material adverse effect on us and, as a result, on the market price of our common stock.

Integration of businesses could cause us to lose key personnel, which could materially affect our business and require us to incur substantial costs to recruit replacements for lost personnel.

As a result of our recent merger transactions, current and prospective employees of all companies could experience uncertainty about their future roles within the combined company. This uncertainty may adversely affect our ability to attract and retain key management, sales, marketing, and technical personnel. Any failure to retain and attract key personnel could have a material adverse effect on our business.

Risks Related to the Healthcare Industry

We are subject to extensive changes in the healthcare industry.

The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of healthcare industry participants. Several lawmakers have announced that they intend to propose programs to reform the U.S. healthcare system. These programs may contain proposals to increase governmental involvement in health care, lower reimbursement rates and otherwise change the operating environment for us and our targeted customers. Healthcare industry participants may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring certain expenditures, including those for our programs. We cannot predict what impact, if any, such changes in the healthcare industry might have on our business, financial condition and results of operations. In addition, many healthcare providers are consolidating to create larger healthcare delivery enterprises with greater regional market power. As a result, the remaining enterprises could have greater bargaining power, which may lead to price erosion of our programs. Our failure to maintain adequate price levels could have a material adverse effect on our business.

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

Regulation in the healthcare field is constantly evolving. We are unable to predict what government regulations, if any, affecting our business may be promulgated in the future. Our business could be materially adversely affected by the failure to obtain required licenses and governmental approvals, comply with applicable regulations or comply with existing or future laws, rules or regulations or their interpretations.

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

Certain of our subsidiaries are subject to government regulation, and the failure to comply with such regulation could adversely affect our results of operations.

Certain of our subsidiaries are licensed to take risk in certain states. These subsidiaries are required to meet certain minimum capital and surplus tests as well as to file quarterly and annual filings with regulatory and state authorities. If one of these subsidiaries does not remain in compliance with the statutory requirements, it is possible that the regulating authorities could impose greater restrictions on the subsidiary, including requiring additional cash deposits, additional reporting requirements and the potential revocation of licenses, each of which could have a materially adverse impact on our results of operations, liquidity and financial condition.

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

The market price of our common stock has been and will likely continue to be highly volatile. From January 26, 2006, being the first trading date subsequent to the PATY Merger, until April 12, 2007, the range of our stock price has been between $1.53 and $0.40. Factors including announcements of technological innovations by us or other companies, regulatory matters, new or existing products or procedures, concerns about our financial position, operating results, government regulation, or developments or disputes relating to agreements or proprietary rights may have a significant impact on the market price of our common stock. In addition, potential dilutive effects of future sales of shares of our common stock us, our stockholders, or the holders of warrants and options could have an adverse effect on the price of our common stock.

Stockholders affiliated with our directors own a significant percentage of our outstanding common stock and will be able to exercise significant influence over our operations.

Our directors, funds affiliated with our directors, and other holders of at least 10% of our common stock currently own approximately 70% of our voting stock in aggregate, including shares subject to outstanding options and warrants. These stockholders are able to determine the composition of our board of directors, retain the voting power to approve all matters requiring stockholder approval and will continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in control of the company, preventing or frustrating any attempt by our stockholders to replace or remove the current management, or otherwise discouraging a potential acquirer from attempting to obtain control of the company, which in turn could limit the market value of our common stock.

As a result of our acquisition of Haelan, we may be obligated to issue additional shares of our common stock, which could dilute the ownership of existing stockholders.

As described elsewhere in this report, in December 2006, we acquired Haelan Corporation, a privately held company. As part of the purchase price, we issued promissory notes that by their terms may be convertible into shares of our common stock in the event that the average closing price of our common stock exceeds certain levels. In addition, we may be obligated to make further payments to the former Haelan shareholders in the event that Haelan’s revenues for 2007 exceed certain agreed-upon targets. In certain circumstances, such payment may be made, at our election, by the issuance of shares of our common stock. In the event that we are required to or otherwise elect to issue shares of our common stock in satisfaction of our obligations to the former Haelan shareholders, any such issuance would be dilutive to our stockholders and could have a material adverse effect on our earnings per share.

A large number of shares of our common stock may be sold in the market, which could depress the market price.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales might occur, could materially and adversely affect the market price of our common stock or our future ability to raise capital through an offering of our equity securities. As of March 29, 2007, we had an aggregate of 67,538,976 shares of common stock outstanding. If all options and warrants currently outstanding to purchase shares of common stock were to be exercised, there would be an aggregate of 70,455,430 shares of common stock outstanding. Of the 70,455,430 shares, up to 14,348,988 shares are freely tradable without restriction or further registration under the Securities Act, unless the shares are held by one of our “affiliates” as such term is defined in Rule 144 of the Securities Act. The remaining shares may be sold only pursuant to a registration statement under the Securities Act or an exemption from the registration requirements of the Securities Act. The table below provides additional information on the number of shares that may be publicly sold and the dates that they become eligible for sale. The sale and distribution of these shares may cause a decline in the market price of our common stock.

The number of shares that will become eligible for resale between the date of this annual report and July 25, 2007 are as follows:

Date	Number of shares eligible for sale	Comment
Currently	14,348,988

Shares outstanding other than shares held by:
- certain of our current directors and executive officers;
- Principal Life Insurance Company;
- Psilos Group Partners, L.P., Psilos Group Partners II, L.P. and
CCP/Psilos CCS, LLC (collectively, “Psilos”);
- Essex Woodlands Health Ventures Fund IV, L.P. and Essex
Woodlands Health Ventures Fund V, L.P. (collectively “Essex
Woodlands”);
- Hickory Venture Capital Corporation (“Hickory”);
- Radius Venture Partners I, L.P. (“Radius”); and
- SG Cowen Securities Corp. and its affiliates (collectively, “SG
Cowen”); and

shares issuable upon immediately exercisable options and warrants other than options and warrants held by directors and executive officers

July 25, 2007	54,002,856

Shares (i) issued in the PATY Merger (excluding shares still deposited into escrow in the merger) to Psilos, Essex Woodlands, Hickory, Radius and SG Cowen; and (ii) held by Principal Life Insurance Company and and certain of our current directors and executive officers (including shares underlying exercisable warrants).

These shares will remain subject to volume limitations of Rule 144 for the following 12 month period.

Various dates	2,103,586

Shares (i) underlying options and warrants (other than those listed above) that are immediately exercisable and that vest and become exercisable and transferable, subject to the terms thereof, at various times in the future (including options currently held by certain of our current executive officers and warrants held by former directors); and
(ii) shares deposited into escrow at the closing of the merger.

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

Item 2	Description of Property.

PROPERTIES

Our executive and corporate offices are located in Coral Springs, Florida in approximately 7,000 square feet of office space. We also maintain regional offices in Rochester, New York; Southfield, Michigan; Indianapolis, Indiana; and Dallas, Texas under operating leases for an aggregate of approximately 40,000 square feet of office space. We also lease approximately 34,000 square feet of office space in New York, New York and approximately 6,400 square feet of office space in Las Vegas, Nevada, both of which are fully sub-leased to third parties. These operating leases expire at various times between October 31, 2008 and July 31, 2017.

These facilities are in good condition, and we believe that our offices are suitable to meet our current needs.

Item 3	Legal Proceedings.

During the year ended March 31, 2005, we elected to terminate our contractual relationship with Oxford Health Plans (“Oxford”). Pursuant to the contract termination provisions, we performed under the terms of the contract through May 31, 2005 and provided transitional assistance to the members through July 31, 2005. We had no continuing involvement with Oxford thereafter.

The Oxford contract included risk sharing provisions and provided for an annual settlement after the conclusion of each contract year. During the year ended March 31, 2006, Oxford submitted to us its calculation of the amount due from us for the contract year ended December 31, 2004 which calculation included many matters which we believed were contrary to the terms of the contract. Oxford drew down a $500,000 letter of credit that had been established by us for Oxford’s benefit pursuant to this contract. In September 2005, the matter was submitted to binding arbitration with the American Health Lawyers Association. In September 2006, the arbitration panel rendered its decision in our favor. On November 10, 2006, Oxford paid us approximately $661,000. The related legal costs, net of the elimination of the liability we had recorded at March 31, 2006, resulted in $131 thousand of expenses related to Oxford for the nine months ended December 31, 2006.

We are also subject to various legal claims and actions incidental to our business, including professional liability claims. We maintain insurance, including insurance covering professional liability claims, with customary deductible amounts. There can be no assurance that (i) claims will not be filed against us in the future, (ii) prior experience with respect to the disposition of litigation is representative of the results that will occur in future cases or (iii) adequate insurance coverage will be available at acceptable prices for incidents arising or claims made in the future. There are no pending legal or governmental claims to which we are a party that we believe would, if adversely resolved, have a material adverse effect on our operations.

Item 4	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5	Market Price for Common Equity and Related Stockholder Matters.

(a) Market Information

The Company’s common stock is traded on the Over-the-Counter Bulletin Board (the “OTC Bulletin Board”) under the symbol CGDE. The following table sets forth, for the periods indicated, the range of high and low bid quotations for the Company's common stock as quoted on the OTC Bulletin Board. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

	High	Low
Year Ending December 31, 2005
First Quarter	$ 6.05	$ 2.92
Second Quarter	5.90	3.80
Third Quarter	6.30	4.16
Fourth Quarter	4.50	0.91 (1)

Year Ending December 31, 2006
First Quarter (2)	$ 1.53	$ 1.01
Second Quarter	1.50	1.05
Third Quarter	1.17	0.76
Fourth Quarter	0.98	0.49

Year Ending December 31, 2007
First Quarter	$ 0.67	$ 0.52
Second Quarter as of April 12, 2007	0.53	0.40
(1)

On December 16, 2005, the distribution of shares of ACS to our stockholders was completed. On December 16, 2005, our common stock closed at $3.94 per share, while on December 19, 2005 the closing price was $1.36 per share.

(2)

Prior to January 25, 2006, CCS Consolidated was a private company and accordingly there was no market for its capital stock. On January 25, 2006, CCS Consolidated merged into a subsidiary of the Company and itself became a wholly-owned subsidiary of the Company.

(b) Holders

The approximate number of record holders of the Company's common stock as of March 28, 2007 is 326. The approximate number of beneficial owners is 1,000.

(c) Dividends

We have not declared cash dividends on our common stock.

(d) Securities authorized for issuance under equity compensation plans as of December 31, 2006

Equity Compensation Plan Information

	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by securities holders	327,628	$2.83	-
Equity compensation plans not approved by securities holders (1)	2,588,826	$0.64	880,760
Total	2,916,454	$0.89	880,760

(1)           The information presented in this table includes options in the CCS Consolidated, Inc. 2005 Equity Incentive Plan (the "2005 Plan") assumed by the Company in connection with the PATY Merger. The 2005 Plan permits an aggregate of 2,280,050 shares of the Company’s common stock to be issued under the plan. Based on the exchange ratio in the PATY Merger, the options to purchase stock of CCS Consolidated that were assumed by the Company in connection with the PATY Merger were options to purchase up to 1,399,290 shares of the Company’s common stock, each with an exercise price of $0.2337 per share of the Company’s common stock. No equity awards have been issued by the Company under the 2005 Plan after the date of the PATY Merger, and as a result, up to 880,760 shares of the Company’s common stock remain available for issuance under the 2005 Plan. The information included in this table also includes warrants granted to certain of the Company’s executive officers, directors and third-party service providers under individual compensation arrangements, which warrants entitle the holders to purchase up to 1,189,536 shares of the Company’s common stock in the aggregate.

(e) Recent sales of unregistered securities

None.

Item 5B	Selected Financial Data.

The following table contains selected consolidated financial data as of and for the nine months ended December 31, 2006 and the years ended March 31, 2006, 2005 and 2004. This table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s audited Consolidated Financial Statements and Notes thereto appearing elsewhere in this report (in thousands, except for per share data).

	Nine Months
	Ended
	December 31,		Year Ended March 31,
	2006	2006	2005	2004
Consolidated statements of operations data:		(Restated)	(Restated)	(Restated)
Revenues:
Capitation revenue	$ 27,061	$ 39,508	$ 56,764	$ 43,447
Administrative and fee revenue	14,277	15,186	9,473	11,251
Total revenues	41,338	54,694	66,237	54,698
Cost of services – direct service costs	31,429	47,331	62,540	47,861
Gross profit	9,909	7,363	3,697	6,837
Total operating costs and expenses	8,600	8,468	9,344	10,676
Operating income (loss) from continuing operations	1,309	(1,105)	(5,647)	(3,839)
Interest and other expenses, net	1,538	1,271	175	468
Loss from continuing operations before income taxes and discontinued operations	(229)	(2,376)	(5,822)	(4,307)
Income tax (expense) benefit	(377)	(54)	91	98
Loss from continuing operations	(606)	(2,430)	(5,731)	(4,209)
Income (loss) from discontinued operations	675	290	(524)	964
Net income (loss)	69	(2,140)	(6,255)	(3,245)
Accretion of preferred stock	-	(125)	(152)	(152)
Net income (loss) attributable to common stockholders	$ 69	$ (2,265)	$ (6,407)	$ (3,397)
Net income (loss) common share-basic and diluted:
Continuing operations	$ (0.01)	$ (0.14)
Discontinued operations	0.01	0.02
Net income (loss)	$ -	$ (0.12)	$ -	$ -
Weighted average common shares outstanding:
Basic	67,539	18,814
Diluted	67,539	18,814
Dividends declared per common share	$ -	$ -	$ -	$ -
These amounts include additional income (loss) due to restatement of previously issued financial statements (see Note 3 to consolidated financial statements)	$ -	$ (209)	$ 234	$ (1,772)
Per common share effect of restatement	$ -	$ (0.01)	$ -	$ -

	As of		As of
	December 31,		March 31,
Consolidated balance sheet data:	2006	2006	2005	2004
Cash and cash equivalents	$ 5,975	$ 8,399	$ 1,432	$ 2,814
Other current assets	9,767	10,810	16,899	11,718
Total assets	58,190	53,937	23,669	19,353
Claims payable	7,260	8,260	15,032	11,691
Current maturities of debt	8,000	-	-	-
Other current liabilities	7,566	9,217	6,703	4,194
Working capital	(7,084)	1,732	(3,404)	(1,353)
Long term debt	6,520	8,000	6,150	1,500
Other long term liabilities	1,114	1,500	1,705	1,847
Stockholders' equity (deficit)	27,730	26,960	(5,921)	121
Reduction in stockholders' equity included in above amounts due to restatement of previously issued financial statements (see Note 3 to consolidated financial statements)		(1,747)	(1,538)	(1,772)

Data presented as of and for the years ended March 31, 2005 and 2004 are before the mergers with PATY and Haelan, which occurred on January 25, 2006 and December 8, 2006, respectively. Data presented for the year ended March 31, 2006 includes the results of operations of PATY from the merger date of January 25, 2006 through March 31, 2006. Data presented for the nine months ended December 31, 2006 includes the results of operations of PATY for that period and the results of operations of Haelan from the merger date of December 8, 2006 through December 31, 2006.

Per share data and shares outstanding data as of and for the years ended March 31, 2005 and 2004 is not presented as it is not considered meaningful due to the capital structure of CCS Consolidated, which was a private company during those periods.

Item 6	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis provides a review of our operating results and cash flows for the nine months ended December 31, 2006 and 2005 and the year ended March 31, 2006, as well as our financial condition at December 31, 2006. The focus of this review is on the underlying business reasons for significant changes and trends affecting our revenues, net losses, cash flows and financial condition. This review should be read in conjunction with our accompanying consolidated financial statements and related notes thereto included in this report.

Overview

In January 2006, we merged with CCS Consolidated, Inc., a privately held company. At the closing of the merger, the former stockholders of CCS Consolidated owned a majority of our outstanding voting stock and had the right to elect a majority of our board of directors, and the executive management team of CCS Consolidated comprised a majority of the management of the combined company. As a result, the transaction was accounted for as a reverse merger, and CCS Consolidated was deemed to be the acquiring company for accounting purposes.

In connection with the merger, we adopted the fiscal year-end of CCS Consolidated, which was March 31. However, during November 2006, we elected to change our fiscal year-end back to December 31, which resulted in the transition period of April 1, 2006 to December 31, 2006 covered by this report. Accordingly, the accompanying consolidated financial statements include our consolidated balance sheets as of December 31, 2006 and March 31, 2006. The accompanying consolidated statements of operations and the accompanying consolidated statements of cash flows include the results of operations and cash flows for the nine months ended December 31, 2006 and the year ended March 31, 2006. Also presented for comparative purposes are the unaudited results of operations and cash flows for the nine months ended December 31, 2005.

The review of our operating results and cash flows for the nine months ended December 31, 2005 includes the results of CCS Consolidated and its subsidiaries only, and the review of our operating results and cash flows for the fiscal year ended March 31, 2006 includes the period from April 1, 2005 to January 25, 2006 for CCS Consolidated and its subsidiaries only and includes the results of CareGuide, Inc. (formerly Patient Infosystems, Inc.) and its subsidiaries (including CCS Consolidated) from the merger date of January 25, 2006 through March 31, 2006. The review of our financial condition as of December 31, 2006 includes CareGuide, Inc. and all consolidated subsidiaries, including CCS Consolidated.

In December 2006, we acquired Haelan Corporation (“Haelan”), which became a wholly owned subsidiary of CareGuide, Inc. As a result, the review of our operating results and cash flows for the nine months ended December 31, 2006 includes the operating results and cash flows of Haelan for the period from December 8, 2006 through December 31, 2006 only. The review of our financial condition as of December 31, 2006 includes the consolidated balance sheets of CareGuide, Inc. and its consolidated subsidiaries, including Haelan.

Acquisition of Haelan Corporation

In connection with the acquisition of Haelan in December 2006, we paid $1.5 million in cash to Haelan to satisfy certain liabilities of Haelan existing at the closing, and all outstanding securities of Haelan were exchanged for promissory notes convertible, in certain circumstances, into shares of our common stock. The convertible promissory notes, which we refer to in this report as the Haelan Notes, have an aggregate face value of $6.5 million and are subordinated to the rights of our senior lender under our line of credit facility.

The Haelan Notes carry an interest rate of 5% per year, compounding annually, mature on December 8, 2009, and are convertible at maturity into shares of our common stock valued based upon the average closing price of our common stock on the OTC Bulletin Board, or any exchange on which our common stock is then traded, for the 20 consecutive trading days ending on the date prior to conversion. The maturity date of the notes may be accelerated in the event of a sale transaction, as defined in the Haelan Notes, involving us.

In the event that the average closing price of our common stock for the 20 consecutive trading days ending on the date prior to conversion is equal to or greater than $1.50 per share, the outstanding principal and accrued interest under the Haelan Notes will automatically convert into shares of our common stock at $1.50 per share. In the event that such average closing price at the time of conversion is less than $1.50 per share, the outstanding principal and accrued interest under the Haelan Notes will convert into shares of our common stock at such average closing price, but not less than $1.00 per share, and in such case each holder of the Haelan Notes may elect to receive all or any portion of the amounts due to such holder under the Haelan Notes in cash. After the one-year anniversary of the closing of the acquisition, or upon a sale transaction involving us prior to such one-year anniversary, we may elect to prepay the amounts then outstanding under the Haelan Notes in cash, subject to the prior approval of our senior lender under our credit facility, but upon any such election by us, if the average closing price of our common stock for the 20 consecutive trading days ending on the date prior to conversion is at least $1.00 per share, each holder of the Haelan Notes may elect to receive all or any portion of the amounts due to such holder under the Haelan Notes in shares of our common stock valued at such average closing price.

The merger agreement with Haelan also contains an “earn-out” provision under which we will be required to pay additional amounts to the former Haelan securityholders in the event that Haelan’s revenues, as our subsidiary, during the year ending December 31, 2007 exceed $4.38 million. For each dollar of revenue above this target, we will pay $1.875, up to a maximum of $3.0 million in the event that Haelan’s revenues for 2007 equal or exceed $5.98 million. The $3.0 million maximum amount will also be payable by us in the event of a sale transaction involving us that is consummated on or before December 31, 2007. The “earn-out” consideration is payable by us in cash, although we may elect to pay up to two-thirds of any amounts due under this provision by the issuance of shares of our common stock, with such shares being valued by reference to the average closing price of our common stock for the 20 consecutive trading days ending on the last trading day before December 31, 2007. In the event that we issue shares of our common stock in satisfaction of any “earn-out” obligations, we have agreed to file with the Securities and Exchange Commission, and thereafter use our commercially reasonable efforts to have declared effective as soon as practicable, a “shelf” registration statement under the Securities Act covering the resale of such shares.

Our Business

We are a population health management company that provides a full range of healthcare management services to health plans, work/life companies, government entities, and self-funded employers to help them to reduce health care costs while improving the quality of care for their members. We have approximately 80 customers across the United States.

We focus on population health management solutions as we believe that the steadily rising cost of healthcare for employers and union groups, increasing demands on Medicare and Medicaid funding that are outpacing resources, and an increased interest in healthcare technology and population health management services by the federal government, employers, unions, and large insurers creates a fertile environment for our business model. Furthermore, we believe that our approach to population health management, as discussed below, yields superior results in comparison to traditional disease management programs, and positions us for growth.

We consider one of our greatest strengths to be our proprietary One Care Street™ product, which we believe has the ability to identify which health members in a covered population are most likely to utilize healthcare services in the next six to twelve months. Without relying on claims data like traditional predictive models, One Care Street is able to recognize individuals who will seek care before they have acute needs. In addition, our research has demonstrated that One Care Street can prospectively identify members who are most likely to generate the highest medical costs in each current year, absent intervention by s service provider such as us. Based upon our research in the health perception field, we believe that One Care Street exceeds the predictive power of many traditional models.

Once One Care Street has identified which members will most likely need medical services in the near future, we can offer an array of services to members in need of health intervention. We match each member to what we believe to be the right intensity of service, which can vary from telephonic coaching and links to educational resources for symptoms or chronic condition-related issues to more intensive services such as in-home assessments, face-to-face care management, and remote telemonitoring. Through this matching process, we expect to enhance our customers’ return on investment.

We have entered into service agreements to develop, implement and operate programs for: (i) patients who have recently experienced certain cardiovascular events; (ii) patients who have been diagnosed with primary congestive heart failure; (iii) patients suffering from asthma; (iv) patients suffering from diabetes; (v) patients who are suffering from hypertension; (vi) demand management, which provides access to nurses; (vii) case and utilization management services provided by a third party; (viii) various survey initiatives which assess, among other things, satisfaction, compliance of providers or payors to national standards, health status or risk of specific health related events; and (ix) the performance of specific administrative and management functions on behalf of a customer. These contracts provide for fees to be paid to us by our customers based upon the number of patients participating in each of its programs, as well as initial program implementation and set-up fees from customers. In addition, we maintain a 24-hour, seven days a week nurse help line, we also provide health management services to the public sector.

We have historically had two types of revenue. We can accept risk from a payor such as a health plan on the providing of post-acute services, in which case we would receive a Per Member Per Month fee that is categorized as capitation revenue. Alternatively, we can provide services to health plans and other customers without accepting risk, and for these types of contracts, we may receive a fee on either an administration services only, or ASO, basis or we may provide these services on a fee-for-service basis. For risk contracts, the cost of our services would include the cost of providing clinical care and the claims incurred.

While we have historically derived the majority of our revenues from risk-based contracts, we have been exiting the capitated risk business over the last few years. Our current strategic direction is to develop the "next generation" of disease and care management services, using our predictive modeling, health coaching and our full range of health care interventions. As described below, the last of our risk-based contracts terminated January 31, 2007, and we expect most future contract to be on the basis of ASO or fee-for-service. Related to these business model changes through the first few months of 2007, we reduced our employee count through the elimination of positions directly attributable to our risk-based contracts. In April 2007, we announced an additional restructuring initiative which involves an expected reduction in operating expenses and a strategic realignment of certain functions inside the company.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP, which requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities. We believe that the accounting estimates employed and the resulting balances are reasonable; however, actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical to us if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. We believe the following critical accounting policies reflect the significant estimates and assumptions used in the preparation of our consolidated financial statements.

Use of Estimates

In preparing our consolidated financial statements, we use estimates in determining the economic useful lives of our assets, provisions for doubtful accounts, claims liabilities, tax valuation allowances and various other recorded or disclosed amounts. Estimates require us to use our judgment. While we believe that our estimates for these matters are reasonable, if the actual amount is significantly different than the estimated amount, our assets, liabilities or results of operations may be overstated or understated.

Revenue Recognition

We have historically recognized capitated revenue for contracts under which we accept risk. Capitated revenue is recorded by multiplying a contractually negotiated revenue rate per health plan member per month (“PMPM”) by the number of health plan members covered by our services during the month. These PMPM rates are initially determined during contract negotiations with customers based on estimates of the costs of our services, including the cost of claims. Such rates are generally renegotiated at contract renewal. In certain contracts, the PMPM rates differ depending on the health plan’s lines of business, such as Medicare, commercial or Medicaid. The PMPM rates will also differ in certain cases depending on the type of service provider, such as a skilled nursing facility or a home health provider. Contracts with health plans generally range from one to two years with provisions for subsequent renewal. We have diminished the percentage of our revenue generated from risk-based contracts during 2005 and 2006, and the last of our risk-based contracts was terminated effective as of January 31, 2007.

We also recognize administrative and fee revenue for a variety of contracts. On certain contracts, we receive a fee for providing services without accepting risk for claims. Such contracts include those that pay a set fee each month. Other contracts include a PMPM fee which include a per day per member case rate based on the number of health plan members who receive services during the month. Such fees are negotiated with the health plan or employer group based on estimated costs and anticipated level of services. We recognize fee-for-service revenue for certain services provided for our customers and expenses paid on behalf of our customers for which we are generally reimbursed on a cost-plus basis during the period in which the services are provided.

Some of our revenues are based on contractual arrangements which may be subject to retroactive adjustments as final settlements are determined. Such amounts are recorded on an estimated basis in the period the related services are rendered and are adjusted in future periods upon final settlement. Additionally, certain contracts provide that a portion of our fees may be refundable to the customer (“performance based”) if our programs do not achieve, when compared to a baseline period, a targeted percentage reduction in the customer’s healthcare costs or other selected criteria that focuses on improving the health of the members. Such fees are recorded as a deferred revenue liability and we recognize the performance-based portion of our monthly fees as revenue based on the most recent assessment of the performance of the particular metric measured in the contract.

Intangibles and Other Assets

Intangible and other assets consist primarily of websites, trade names, trade marks, covenants not to compete, and customer relationships and are generally derived upon acquisitions of subsidiaries. Such intangible assets are amortized to expense over the estimated life of the asset. We engage the services of an independent valuation firm to assist in identification of and valuation of the intangible assets at time of acquisition.

Goodwill

Goodwill is associated with acquisitions and is not amortized. In accordance with GAAP, goodwill is tested annually for impairment, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the impairment test indicates impairment, the goodwill will be written down to the estimated fair value.

Direct Service Costs and IBNR Claims Payable Liability

Direct service costs are comprised of the incurred claims paid to third-party providers for services for which we are at risk and our related expenses associated with providing services. Network provider and facility charges for authorized services that have yet to be billed to us are estimated and accrued in our Incurred But Not Reported (“IBNR”) claims payable liability. Such accruals are based on historical experience, current enrollment statistics, patient census data, adjudication and authorization decisions and other information. The IBNR liability is adjusted as changes in these factors occur, and such adjustments are reported in the period of determination. Although it is possible that actual results could vary materially from recorded claims in the near term, we believe that our recorded IBNR liability is adequate.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for our judgment in their application. There are also areas in which our judgment in selecting any available alternative would not produce a materially different result. Readers should refer to the notes to our consolidated financial statements included in this report, which contain additional accounting policies and other disclosures required by GAAP.

Restatement of Prior Year Consolidated Financial Statements

The accompanying consolidated financial statements include the impact of a restatement to correct the accounting and record the fair value of a liability in connection with the remaining lease rentals due by us under an operating lease without any remaining economic benefit to us. We have an operating lease for office space that was entered into in May 2000 which expires in July 2010. In December 2003 and March 2006, we began to sublease approximately 63% and 21%, respectively, of the office space at a lease rate below the rate being paid under the primary lease agreement, through the remainder of the primary lease term. A liability for costs that will continue to be incurred under the remaining lease term without any economic benefit to us should have been recognized and measured at its fair value upon executing the various sublease agreements in prior periods.

The accompanying consolidated financial statements reflect the impact of the inclusion of the fair value of future costs of the incurred liability, beginning with the reduction of opening stockholders’ equity as of April 1, 2005 of $1,538,000. The impact of the restatement for the year ended March 31, 2006 was to increase rent expense by $91,000, increase depreciation and amortization expense by $20,000 and record additional interest expense of $98,000, resulting in a reduction of net income and increase in the accumulated deficit of $209,000. Compared to previously reported amounts, assets decreased by $286,000, liabilities increased by $1,461,000 and stockholders equity decreased as of March 31, 2006 by $1,747,000. Net loss per common share - basic and diluted from continuing operations and in total increased by $0.01 for the year ended March 31, 2006.

The impact of the restatement for the nine months ended December 31, 2005 was to decrease rent expense by $219,000, decrease depreciation and amortization expense by $37,000 and to record additional interest expense of $72,000, resulting in an increase in net income and decrease in the accumulated deficit of $184,000.

We have identified certain weaknesses in our lease accounting that contributed to the need for restatement and taken appropriate steps to implement additional controls over our lease accounting.

Results of Operations

The following financial table presents data regarding our results of operations, financial position and cash flows as of and for the nine months ended December 31, 2006, year ended March 31, 2006 and the nine months ended December 31, 2005. Such data was derived from the Company’s consolidated financial statements, certain of which have been restated, as discussed above. This information should be read in conjunction with our audited consolidated financial statements as of and for the nine months ended December 31, 2006, and the years ended March 31, 2006 and 2005 and in each case the related notes thereto, as well as our unaudited consolidated statements of operations and cash flows for the nine months ended December 31, 2005. All dollar amounts are stated in thousands of dollars:

	Nine Months		Nine Months
	Ended	Year Ended	Ended
	December 31,	March 31,	December 31,
	2006	2006	2005
Operating Results
Capitated Revenue
HealthNet	$ -	$ 6,128	$ 6,128
Aetna	27,061	33,380	24,675
Total capitated revenue	$ 27,061	$ 39,508	$ 30,803

Administrative and Fee Revenue
Health Net	$ 843	$ 9,328	$ 5,676
Aetna	27	36	27
PATY customers	6,316	1,848	-
Haelan customers	238	-	-
Other	6,853	3,974	2,527
Total administrative and fee revenue	$ 14,277	$ 15,186	$ 8,230

Total Revenue
Health Net	$ 843	$ 15,456	$ 11,804
Aetna	27,088	33,416	24,702
PATY customers	6,316	1,848	-
Haelan customers	238	-	-
Other	6,853	3,974	2,527
Total revenue	$ 41,338	$ 54,694	$ 39,033

Percentage of Revenue by Customer
Health Net	2.0%	28.3%	30.2%
Aetna	65.5%	61.1%	63.3%
PATY customers	15.3%	3.4%	-
Haelan customers	0.6%	-	-
Other	16.6%	7.2%	6.5%
Total revenue	100.0%	100.0%	100.0%

	Nine Months		Nine Months
	Ended	Year Ended	Ended
	December 31,	March 31,	December 31,
Direct Service Costs	2006	2006	2005
Incurred claims	$ 20,074	$ 35,439	$ 27,695
Direct clinical expenses	11,355	11,892	7,905
Total direct service costs	31,429	47,331	35,600

Direct Service Costs as a Percentage of Revenue
Incurred claims as a percentage of total revenue	48.6%	64.8%	71.0%
Direct clinical expenses as a percentage of total revenue	27.4%	21.7%	20.2%
Total direct service costs as a percentage of total revenue	76.0%	86.5%	91.2%

Gross profit	$ 9,909	$ 7,363	$ 3,433
Gross profit as a percentage of total revenue	24.0%	13.5%	8.8%

Operating Costs and Expenses
Selling, general and administrative expenses	$ 6,641	$ 6,964	$ 4,350
Depreciation and amortization expense	1,959	1,504	981
Total operating costs and expenses	$ 8,600	$ 8,468	$ 5,331

Operating income (loss) from continuing operations	$ 1,309	$ (1,105)	$ (1,898)

Other Income (Expense)
Interest and other income	$ 360	$ 361	$ 251
Interest expense:
Interest on Line of Credit	(572)	(566)	(397)
Interest on Notes Payable	-	(46)	(46)
Interest on lease obligations	(106)	(120)	(90)
Interest on Notes Payable related to Haelan acquisition	(20)	-	-
Amortization of Warrants	(657)	(884)	(655)
Total interest expense	(1,355)	(1,616)	(1,188)
Trading portfolio loss	(543)	(16)	-
Net other income (expense)	$ (1,538)	$ (1,271)	$ (937)

Loss from continuing operations before income taxes	$ (229)	$ (2,376)	$ (2,835)
Income tax expense	(377)	(54)	(75)
Loss from continuing operations	(606)	(2,430)	(2,910)
Income from discontinued operations	675	290	290
Net income (loss)	$ 69	$ (2,140)	$ (2,620)

	December 31,	March 31,
Balance Sheet Data	2006	2006
Total Assets
Cash and cash equivalents	$ 5,975	$ 8,399
Restricted cash for current liabilities	4,717	4,894
Securities held for sale	24	99
Securities held for trading	284	827
Accounts receivable, net	3,503	3,859
Other current assets	1,239	1,131
Total current assets	15,742	19,209
Goodwill	32,629	28,666
Long term assets	9,819	6,062
Total assets	$ 58,190	$ 53,937

Liabilities and Stockholders' Equity
Claims payable	$ 7,260	$ 8,260
Line of credit	8,000	-
Other current liabilities	7,566	9,217
Total current liabilities	22,826	17,477
Line of credit	-	8,000
Notes payable related to Haelan acquisition	6,520	-
Other long-term liabilities	1,114	1,500
Total liabilities	30,460	26,977
Stockholders' equity	27,730	26,960
Total liabilities and stockholders' equity	$ 58,190	$ 53,937

	Nine Months		Nine Months
	Ended	Year Ended	Ended
	December 31,	March 31,	December 31,
	2006	2006	2005
Cash Flow Data
Cash provided by (used in) operating activities:
Cash received from customers	$ 25,612	$ 35,425	$ 23,891
Direct provider costs and claims settlements paid	(4,859)	(19,979)	(15,268)
Salary and benefits paid	(12,536)	(12,400)	(8,178)
Other operating expenses paid, net	(7,491)	(7,032)	(5,218)
Net cash provided by (used in) operating activities	726	(3,986)	(4,773)
Cash (used in) provided by investing activities:
Purchases of property and equipment	(381)	(280)	(250)
Restricted deposits, net	(113)	5,882	4,783
Cash (used in) acquired in merger, net of acquisition costs	(2,596)	3,814	(513)
Net cash (used in) provided by investing activities	(3,090)	9,416	4,020
Cash provided by (used in) financing activities:
Proceeds from borrowing under Line of Credit facility	-	1,850	1,850
Other financing activities, net	(60)	(313)	(193)
Net cash (used in) provided by financing activities	(60)	1,537	1,657
Net (decrease) increase in cash and cash equivalents	(2,424)	6,967	904
Cash and cash equivalents, beginning of period	8,399	1,432	1,432
Cash and cash equivalents, end of period	$ 5,975	$ 8,399	$ 2,336

                CareGuide’s historical business model was the acceptance of capitated risk to provide post-acute services to members of a health plan’s covered population. Under this model, we received capitated PMPM revenue for all covered members. We then paid the claims of the members that needed services. Thus, the capitated revenue received included the cost of claims, as well as our expenses to provide our services. During the periods described above, we accepted capitated risk from two of our customers, Health Net and Aetna. The discussion of Health Net and Aetna that follows is meant to provide the historical perspective of these contracts, the relative size of these contracts and the impacts on our business from the eventual termination of these contracts and the transition in our business model to focus on administrative service only (“ASO”) and fee-for-service contracts.

Health Net

Our contract with Health Net, which had been in place since 1998 and historically represented our largest contract in terms of revenues, covered certain of Health Net's members in the states of Connecticut, New York and New Jersey. The lines of business for these members included Medicare, Medicaid and commercial members, with the vast majority of the members residing in Connecticut. Our services provided to these members included prior authorization of services to skilled nursing facilities and home health agencies. Historically, we accepted capitated risk for these members. Capitated revenues related to this contract for the year ended March 31, 2004 were $43.4 million. In addition, we received fee-for-service revenue for providing certain services for which we did not receive a capitation PMPM fee. Our fee-for-service revenue from this contract for the year ended March 31, 2004 was $8.3 million. Thus, our total revenues received from Health Net for the year ended March 31, 2004 were $51.7 million.

Our medical loss ratio (“MLR”), which is defined as our incurred claims divided by the related revenue, for our Health Net capitated risk business was 76.7% for the year ended March 31, 2004. We believe that this level of MLR generally produces a sufficient margin for us to cover direct costs involved in administering the business while also making a sufficient contribution to our selling, general and administrative expenses in order for us to produce a profit. We realized a contribution margin from this contract for this period of $6.1 million.

Two events occurred subsequent to March 31, 2004 that resulted in the deterioration of this contract for us. First, the utilization rates of the Health Net members for our services increased. The average number of bed days for the biggest risk element of the Health Net contract increased by 8% for the year ended March 31, 2005 as compared to the year ended March 31, 2004. Secondly, Health Net reduced the capitated PMPM rates it paid to us as of the contract’s renewal on January 1, 2005. Had the Health Net membership remained stable, the rate reduction alone would have resulted in decreased revenues to us of $2.25 million for the year ended March 31, 2005. However, Health Net also had a decrease in membership in certain accounts that we served, which compounded the reduction in our revenues.

These factors resulted in an increase in our MLR for the Health Net capitated contract from 76.7% for the year ended March 31, 2004 to 85.5% for the year ended March 31, 2005. Capitated revenues decreased from $43.4 million for the year ended March 31, 2004 to $39.0 million for the year ended March 31, 2005 due to the declining Health Net membership base coupled with the PMPM rate decrease that took effect as of January 1, 2005. At the same time, utilization of our services increased. The contribution to our overhead and profit from the Health Net contract decreased from $6.1 million for the year ended March 31, 2004 to $0.9 million for the year ended March 31, 2005.

During 2005, the Connecticut Insurance Department enacted legislation that raised capital requirements for all risk-bearing entities, which would have required us to commit approximately $13 million of capital to continue to accept risk for the Health Net members in that state as of May 1, 2005. As this capital was not readily available, we and Health Net mutually agreed to convert our Connecticut contract from capitated risk to an ASO contract as of May 1, 2005. We continued to perform the same services under the contract as when the contract was on an at-risk basis, but we only received an ASO fee for our services which excluded the cost of claims and therefore resulted in a large reduction in our revenue.

The deterioration of the Health Net risk contracts during this time period, coupled with the relatively large amount of capital that would have been needed to support future acceptance of risk, served as the catalysts for our strategic decision to transition from a primarily capitated risk entity to an entity that receives primarily ASO and fee revenue for our services.

On February 14, 2006, we signed a Transition Agreement with Health Net that was effective as of January 1, 2006. The transition, which was effectively completed as of April 30, 2006, resulted in the de-delegation of services back to Health Net. Certain of our staff who formerly serviced the Health Net contract were transferred to new contracts, and the remaining positions were eliminated.

As noted above, our Health Net Connecticut business converted to an ASO basis on May 1, 2005. As of January 1, 2006, the contracts for New York and New Jersey were also converted to ASO basis.

As part of the contract renewal as of January 1, 2005, we guaranteed to Health Net that we would reduce Health Net’s hospital costs by certain amounts during the 2005 calendar year, a goal which would entitle us to a bonus if achieved. We increased our restricted cash balances as of March 31, 2005 by $938 thousand as an escrow. We and Health Net reconciled the guarantee bonus data in early 2006 and signed a settlement agreement under which Health Net agreed to pay us a guarantee bonus of $1.2 million. Our escrowed restricted cash balance was released back to operating cash in the year ended March 31, 2006. The $1.2 million of guarantee bonus revenue was recognized as fee-for-service revenue during the three months ended March 31, 2006. We expect payment of the guarantee bonus from Health Net in the second quarter of 2007.

The following table represents the effects of the Health Net contract on our revenues and contribution to overhead and profit for the nine months ended December 31, 2006, the year ended March 31, 2006 and the nine months ended December 31, 2005. Comparative data is presented for the years ended March 31, 2005 and 2004 to show the impact on our results of operations over the last three years from the rate reductions and the resulting impact on profitability, the conversion from capitated risk to administration and fee revenue, and finally the termination of the contracts:

	Nine Months Ended December 31, 2006	Year Ended March 31, 2006	Nine Months Ended December 31, 2005	Year Ended March 31, 2005	Year Ended March 31, 2004
Health Net Revenues	$0.8 million	$14.3 million	$11.8 million	$45.0 million	$51.7 million
Health Net contribution to overhead and profit	$0.8 million	$(0.8) million (Excludes $1.2 million of guarantee bonus revenue)	$(0.5) million	$0.9 million	$6.1 million

The contribution margins shown above are before consideration of the corporate overhead necessary to support this contract, such as executive staff, finance, actuarial, and similar costs. The contract with Health Net was terminated effective May 1, 2006. The contribution margin shown above for the nine months ended December 31, 2006 included $0.6 million of favorable development of prior period claims payable.

Aetna

We entered into contracts with Aetna in July 2003 to provide post-acute services to certain of its members in the states of New York and New Jersey. We were compensated on an ASO basis when these contracts began. The contracts converted from ASO basis to capitated risk basis in 2004 and 2005. The capitated revenue for these contracts for the nine months ended December 31, 2006, the year ended March 31, 2006 and nine months ended December 31, 2005 were $27.1 million, $33.4 million and $24.7 million, respectively.

Our contracts with Aetna required that Aetna receive letters of credit from us in the amount of three months of capitation revenue. Our bank lender issued the letters of credit to Aetna in the amount of $3.4 million, which are collateralized by $3.4 million in certificates of deposit funded by us. This amount is included in "Restricted Cash available for current liabilities" on our accompanying consolidated balance sheets as of December 31, 2006 and March 31, 2006.

Because we are at-risk for the claims under the capitation risk arrangement, we record estimates of the claims to be incurred, and we recorded all of the capitation revenue related to the Aetna contracts. Aetna paid the majority of the claims on our behalf. Accordingly, Aetna retained 60% of the capitation revenue to fund its claim payments on our behalf. The Aetna contracts contained provisions that provide for periodic reconciliations of the claims Aetna paid on our behalf to the cash Aetna retained. If Aetna paid more claims than the cash it retained for an incurred period of time, we would owe Aetna this amount. If Aetna retained more cash than the claims it paid on our behalf, Aetna would owe us this excess.

As of March 31, 2006, the negotiation for the reconciliations for the 2004 and 2005 contract years was in process. We estimated that we owed Aetna $4.8 million at that time for these periods. This amount was included in the claims payable liability on our accompanying consolidated balance sheet as of March 31, 2006. In August 2006, we and Aetna reached consensus on the reconciliation for the 2004 and 2005 contract years. It was determined that we owed Aetna $2.75 million for these contract years. The parties agreed that we would pay Aetna $1.05 million from operating cash and the remaining $1.7 million would be funded by a reduction in restricted cash. Accordingly, we paid Aetna $1.05 million in August 2006. The restricted cash funding was completed in March 2007. As we had accrued $4.8 million for the 2004 and 2005 contract years as of March 31, 2006 and the final negotiated settlement was for $2.75 million, we released $2.0 million from our claims payable liability during the nine months ended December 31, 2006. Accordingly, our direct service costs for the nine months ended December 31, 2006 were reduced by this amount.

The capitated risk contracts with Aetna were terminated effective January 31, 2007. We currently have no other capitated risk contracts in place. Accordingly, unless we enter into new risk-based contracts during 2007, we expect to recognize $3.0 million of capitated risk revenue during the year ended December 31, 2007 and do not anticipate any capitation revenue in future periods.

The following comparisons of our operating results refer to the financial data listed in the tables above.

Nine Months Ended December 31, 2006 Compared to the Nine Months Ended December 31, 2005

Capitation Revenue

As described above, our capitation revenues related to the Health Net contracts for the nine months ended December 31, 2005 includes one month of capitated revenue for the state of Connecticut and nine months of capitated revenue for the states of New York and New Jersey. As the Health Net contracts had all converted from risk-based to ASO based by January 1, 2006, there was no Health Net capitated revenue for the nine months ended December 31, 2006. Therefore, there was a decrease of capitated revenue related to Health Net for the nine months ended December 31, 2006, when compared to the same period of the prior year, of $6.1 million.

The capitated revenue increase related to Aetna of $2.4 million for the nine months ended December 31, 2006, when compared to the same period of the prior year, was due principally to increased Aetna membership in our programs.

As a result of the offsetting changes in our capitated contracts with Health Net and Aetna, the net decrease in capitated revenue for the nine months ended December 31, 2006, when compared to the same period of the prior year, was $3.7 million.

Administrative and Fee Revenue

The increase in administrative and fee revenue of $6.0 million during the nine months ended December 31, 2006, when compared to the same period of the prior year, was primarily the result of new customers and contracts acquired in the January 2006 merger between CCS Consolidated and CareGuide, Inc. (formerly Patient Infosystems, Inc., which we refer to herein as PATY), as well as growth from existing contracts and new contracts unrelated to the merger. This increase was net of a decrease in administrative and fee revenue related to the Health Net contracts of $4.8 million for these periods due to the termination of our remaining Health Net contracts as of May 1, 2006, as described above.

Revenues generated from customers of PATY that were acquired in the merger added $6.3 million of administrative and fee revenue to our results of operations for the nine months ended December 31, 2006 that was not present in the corresponding period of the prior year. ASO and fee-for-service revenues from a contract with an existing customer that began in mid-2005 increased by $2.4 million for the nine months ended December 31, 2006 when compared to the same period of the prior year, as our level of services increased. Additionally, we generated $1.1 million in revenues from new contracts that began after April 1, 2006. The revenues of contracts with customers of Haelan that were acquired in our merger in December 2006 added $0.2 million to our revenues in December 2006 that were not included for the nine months ended December 31, 2005. Finally, growth of our other existing ASO and fee-for-service contracts resulted in a net increase of $0.8 million for the nine months ended December 31, 2006 when compared to the corresponding period of the prior year.

Total Revenues

Our total revenues for the nine months ended December 31, 2006 aggregated $41.3 million, an increase of $2.3 million, or 5.9%, from the same period of the prior year. This increase was the net result of the $11.0 million decrease in total Health Net revenues, an increase of Aetna capitated revenues of $2.4 million, revenues generated from the acquisition of customers in our mergers with PATY and Haelan of $6.5 million, revenues from new contracts of $1.1 million, and growth in existing contracts of $3.2 million. During the nine months ended December 31, 2006, the year ended March 31, 2006 and the nine months ended December 31, 2005, the percentage of our revenue related to the Health Net and Aetna contracts was 67.5%, 89.4% and 93.5%, respectively. Due to the terminations of these contracts as described above, we expect that our revenues will not be concentrated by any one customer to a material extent in the foreseeable future. Additionally, due to these terminations of the last of our risk contracts we anticipate no capitated revenue after January 2007.

Direct Service Costs

Direct service costs consist of incurred claims on capitated risk and fee-for-service business and the direct clinical costs of providing the Company’s services to customers and members of customers. For the nine months ended December 31, 2006 and 2005, the direct service costs exclude $808 thousand and $619 thousand, respectively, of depreciation and amortization cost attributable to direct service costs but that are reported as an operating cost. The decrease in direct service costs of $4.2 million for the nine months ended December 31, 2006, when compared to the same period of the prior year, is a net result of several factors, including:

•

The Health Net capitated incurred claims decreased $6.3 million due primarily to the conversions of the contracts from risk to ASO on May 1, 2005 and January 1, 2006, as described above, as well as a decrease in incurred claims of $632 thousand as a result of favorable development of the Health Net claim reserves as of March 31, 2006. Additionally, the fee-for-service Health Net incurred claims decreased an additional $1.3 million due to the termination of the Health Net contract in May 2006. Therefore, there was a total decrease in Health Net incurred claims of $7.6 million compared to a decrease in Health Net revenues of $11.0 million.

•

As described above, we recognized a reduction in incurred claims expense of $2.0 million from the settlement of the reconciliation with Aetna for the 2004 and 2005 contract years. Additionally, there was a decrease in incurred claims of $509 thousand as a result of favorable development of the Aetna claim reserves as of March 31, 2006 that we were responsible to pay. This total favorable development of $2.5 million was offset by an increase in Aetna incurred claims of $2.0 million due to increased membership and higher levels of utilization.

•	Increased incurred claims of $0.5 million from growth in existing fee-for-service contracts.
•

Direct clinical expenses, which are the costs directly involved in providing clinical services to the members of our customers, increased by $3.4 million during the nine months ended December 31, 2006 when compared to the same period of the prior year. This increase was due primarily to the $5.2 million of direct clinical expenses resulting from the contracts acquired in our mergers with PATY and Haelan. There was a net decrease in other direct clinical expenses of $1.8 million, principally due to reductions in direct clinical expenses related to the termination of the Health Net contracts.

Gross Profit

Our gross profit for the nine months ended December 31, 2006 increased by $6.5 million to $9.9 million from $3.4 million for the same period of the prior year. This improvement was due to the negotiated settlement of the 2004 and 2005 contract years with Aetna described above that contributed $2.0 million to our gross profit for the nine months ended December 31, 2006 as well as $1.2 million of decreases in other incurred claims as a result of favorable development of the claim reserves as of March 31, 2006. Additional contributing factors for this period included $341 thousand of gross profit from increases in the Aetna membership participating in our programs, gross profit from contracts acquired in the PATY and Haelan mergers of $1.3 million and growth in existing and new customers. The gross profit percentages of total revenue grew from 8.8% to 24.0% over this same period of time. For the nine months ended December 31, 2006 and 2005, the gross profit exclude $808 thousand and $619 thousand, respectively, of depreciation and amortization cost attributable to direct service costs but that are reported as an operating cost.

Selling, General and Administrative expenses (“SG&A”)

SG&A increased by $2.3 million during the nine months ended December 31, 2006, when compared to same period of the prior year. Our mergers with PATY and Haelan accounted for $1.9 million of this increase. The remaining $0.4 million increase was the net result of increased costs from being a public company after January 2006, and growth in certain SG&A expenses related to growth of existing contracts and new contracts, partially offset by reductions in SG&A expenses due to the Health Net termination and a $303 thousand decrease in the value of a call option liability described below under "Interest Income (Expense), net”.

Depreciation and Amortization Expense

Depreciation and amortization expense related to fixed and intangible assets for the nine months ended December 31, 2006 increased by $978 thousand when compared to the same period of the prior year. Included in this increase is a write-off of unamortized software costs of $325 thousand upon our decision to discontinue use of certain software. Additionally, we expensed $221 thousand of unamortized leasehold improvements upon our determination to discontinue use of the assets in question. Also included in the increase was $745 thousand of amortization of fixed and intangible assets acquired in our mergers with PATY and Haelan. These increases were partially offset by reduced levels of amortization of our website costs and deferred financing costs as these assets became fully amortized at some point during the nine months ended December 31, 2006.

Interest Income (Expense), net

Interest income increased by $109 thousand during the nine months ended December 31, 2006 when compared to the same period of the prior year. Our mergers with PATY and Haelan accounted for $57 thousand of this increase as those entities had cash that was acquired in the mergers.

Interest expense on our line of credit with Comerica Bank (the "Line of Credit") increased by $175 thousand during the nine months ended December 31, 2006 when compared to the same period of the prior year. The average outstanding balance under the Line of Credit was higher during the nine months ended December 31, 2006 as we borrowed $1.85 million during the nine months ended December 31, 2005 and maintained the increased balance through 2006. Additionally, the interest rate on the Line of Credit increased from 6.75% at March 31, 2005 to 9.25% at December 31, 2006.

Certain of our principal stockholders have guaranteed our obligations under the Line of Credit and as compensation those stockholders were issued warrants to purchase shares of our common stock. These warrants have been amortized to interest expense over the life of the loan. The warrant amortization was $657 thousand and $655 thousand for the nine months ended December 31, 2006 and 2005, respectively. The offset to this expense is an increase in paid-in capital. Thus, there is no impact on stockholders’ equity (deficit) for this expense.

We recorded the fair value of the remaining lease rentals without economic benefit discussed above using the credit adjusted discount rate at the lease cease use date. We record interest expense each month as this liability is amortized. The interest expense for the nine months ended December 31, 2006 and 2005 was $106 thousand and $72 thousand, respectively.

Prior to the PATY merger, PATY effected a spin-off of its subsidiary, American Caresource Holdings, Inc. (“ACSH”). PATY retained 166,610 shares of ACSH common stock following the spin-off. We have classified 13,092 shares of common stock of ACSH held by us as available-for-sale and such shares are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of our stockholders’ equity. The remaining 153,518 shares of ACSH common stock have been classified as a trading portfolio as such shares may be needed to satisfy a call option that we have granted on these shares to a holder who acted as an underwriter of PATY's securities in a private placement offering in 2005, as described in Note 15 to our consolidated financial statements included in this report. We carry this trading portfolio at fair value, with unrealized gains and losses reported as a component of our consolidated statements of operations. The value of the ACSH common stock declined in the nine months ended December 31, 2006. As noted above, the change in the fair value of the call option liability reduced our selling, general and administrative expenses by $303 thousand during this period, which was offset by the loss recognized for the decrease in the fair value of the trading portfolio of $543 thousand during this period.

Income tax expense

Income tax expense for the nine months ended December 31, 2006 was $377 thousand compared to $75 thousand for the same period of the prior year. We have minimal federal income tax due to large federal income tax net operating loss carryforwards. For state income tax purposes, tax returns are filed on a separate entity basis (as opposed to a consolidated basis). The increase in the state tax expense from the same period of the prior year was primarily attributable to increased profits of subsidiaries operating in states where we do not have significant net operating loss carryforwards available.

Loss From Continuing Operations

The loss from continuing operations improved by $2.3 million, from $2.9 million for the nine months ended December 31, 2005 to $606 thousand for the nine months ended December 31, 2006. The improvement in our gross profit of $6.5 million discussed above was partially offset by the $2.3 million increase in selling, general and administration expenses, the write-offs of fixed and intangible assets of $492 thousand, the amortization of fixed and intangible assets related to the mergers with PATY and Haelan of $745 thousand, the $543 thousand loss in the trading portfolio and an increase in state and federal taxes of $302 thousand.

Discontinued Operations

During the year ended March 31, 2005, we terminated our contractual relationship with Oxford Health Plans, which we sometimes refer to in this report as Oxford. Pursuant to the contract termination provisions, we performed under the terms of the contract through August 31, 2005 but have had no continuing involvement thereafter. Therefore, we account for this former contract with Oxford as discontinued operations.

The Oxford contract included risk-sharing provisions and provided for an annual settlement after the conclusion of each contract year. During the year ended March 31, 2006, Oxford submitted its calculation of the amount due from us for the contract year ended December 31, 2004, which included many matters which we believed were contrary to the terms of the contract. Oxford drew down a $500,000 letter of credit that had been established by us for Oxford’s benefit under the contract. At March 31, 2006, we recorded a liability based on our estimate of the potential liability in the contractual dispute. The parties agreed to arbitration in 2006. In September 2006, the arbitration panel rendered an award in our favor. Accordingly, Oxford paid us $661 thousand on November 10, 2006. The related legal costs, net of the elimination of the liability we had recorded at March 31, 2006, resulted in $131 thousand of expenses related to Oxford for the nine months ended December 31, 2006.

During the year ended March 31, 2003, we ceased operations in Texas and began the process of dissolving our subsidiary doing business in that state. These operations are also accounted for as discontinued operations. During the nine months ended December 31, 2006, we revised our estimate of the ultimate settlement to providers for such operations, and as a result we released $171 thousand of claims payable liabilities during this period, which was recorded as income from discontinued operations.

During the nine months ended December 31, 2006 and 2005, we recognized a total of $675 thousand and $290 thousand, respectively, of net income from discontinued operations.

Net income (loss)

The improvements in the net loss from continuing operations and the net income from discontinued operations resulted in an improvement of $2.7 million from a net loss of $2.6 for the nine months ended December 31, 2005 to net income of $69 thousand for the nine months ended December 31, 2006.

Nine Months Ended December 31, 2006 Compared to the Year Ended March 31, 2006

The following common dollar table is used to facilitate the review of the nine months ended December 31, 2006 to the twelve months ended March 31, 2006, as well as the nine months ended December 31, 2005:

	Nine Months		Nine Months
	Ended	Year Ended	Ended
Operating Results Expressed as a	December 31,	March 31,	December 31,
Percentage of Total Revenue	2006	2006	2005

Capitated Revenue
HealthNet	0.0%	11.2%	15.7%
Aetna	65.5%	61.0%	63.2%
Total capitated revenue	65.5%	72.2%	78.9%

Administrative and Fee Revenue
Health Net	2.0%	17.1%	14.5%
Aetna	0.0%	0.1%	0.1%
PATY customers	15.3%	3.4%	0.0%
Haelan customers	0.6%	0.0%	0.0%
Other	16.6%	7.2%	6.5%
Total administrative and fee revenue	34.5%	27.8%	21.1%

Total Revenue
Health Net	2.0%	28.3%	30.2%
Aetna	65.5%	61.1%	63.3%
PATY customers	15.3%	3.4%	0.0%
Haelan customers	0.6%	0.0%	0.0%
Other	16.6%	7.2%	6.5%
Total revenue	100.0%	100.0%	100.0%

	Nine Months		Nine Months
	Ended	Year Ended	Ended
	December 31,	March 31,	December 31,
Direct Service Costs	2006	2006	2005
Incurred claims	48.6%	64.8%	71.0%
Direct clinical expenses	27.4%	21.7%	20.2%
Total direct service costs	76.0%	86.5%	91.2%

Gross profit	24.0%	13.5%	8.8%

Operating Costs and Expenses
Selling, general and administrative expenses	16.1%	12.7%	11.2%
Depreciation and amortization expense	4.7%	2.8%	2.5%
Total selling, general and administration expense	20.8%	15.5%	13.7%

Operating income (loss) from continuing operations	3.2%	(2.0)%	(4.9)%

Other Income (Expense)
Interest income	0.9%	0.6%	0.6%
Interest expense:
Interest on Line of Credit	(1.4)%	(1.0)%	(1.0)%
Interest on Notes Payable	0.0%	(0.1)%	(0.1)%
Interest on lease obligations	(0.3)%	(0.2)%	(0.2)%
Interest on Notes Payable related to Haelan acquisition	0.0%	0.0%	0.0%
Amortization of Warrants	(1.6)%	(1.6)%	(1.7)%
Total interest expense	(3.3)%	(2.9)%	(3.0)%
Trading portfolio loss	(1.3)%	0.0%	0.0%
Net other income (expense)	(3.7)%	(2.3)%	(2.4)%

Loss from continuing operations before income taxes	(0.5)%	(4.3)%	(7.3)%
Income tax expense	(1.0)%	(0.1)%	(0.2)%
Loss from continuing operations	(1.5)%	(4.4)%	(7.5)%
Income from discontinued operations	1.7%	0.5%	0.8%
Net income (loss)	0.2%	(3.9)%	(6.7)%

Capitation Revenue

As described above, the capitation revenue related to our Health Net contracts for the nine months ended December 31, 2005 and the year ended March 31, 2006 includes one month of capitated revenue for the state of Connecticut and nine months of capitated revenue for the states of New York and New Jersey. As the Health Net contracts had all converted from risk basis to ASO basis by January 1, 2006, there was no Health Net capitated revenue for the nine months ended December 31, 2006.

The revenue concentration related to the Aetna capitated risk contracts increased to 65.5% for the nine months ended December 31, 2006 from 61.1% for the year ended March 31, 2006. This was due to increased Aetna membership revenue and the termination of the Health Net capitated contracts, partially offset by the revenue growth in new and existing contracts and the contracts acquired in the mergers with PATY and Haelan. As described above, the Aetna capitated risk contracts were terminated on January 31, 2007.

As described elsewhere in this report, we have been exiting the capitated risk business to focus on what we believe to be the next generation of disease and care management. Capitated revenues as a percentage of our total revenues declined from 78.9% for the nine months ended December 31, 2005 to 72.2% for the year ended March 31, 2006 to 65.5% for the nine months ended December 31, 2006. Due to the termination of our last capitated risk contracts on January 31, 2007, we expect the percentage of our total revenue related to capitated risk to be minimal for the year ending December 31, 2007.

Administrative and Fee Revenue

Administrative and fee revenue as a percentage of total revenue grew from 21.1% for the nine months ended December 31, 2005 to 27.8% for the year ended March 31, 2006 to 34.5% for the nine months ended December 31, 2006. This is a net result of several factors, including:

•

We recognized $1.2 million of administrative and fee revenue resulting from a performance guarantee bonus earned in connection with the Health Net contract in the three months ended March 31, 2006. This amount was 2.2% of our total revenues for the year ended March 31, 2006.

•

Our merger with PATY closed in January 2006, and the revenues generated from customers acquired as a result of this transaction, which are all administration and fee revenue, were $1.8 million for the period from the closing of the merger through March 31, 2006 and $6.3 million for the nine months ended December 31, 2006. These amounts were 3.4% and 15.3% of total revenues for the year ended March 31, 2006 and the nine months ended December 31, 2006, respectively.

•

We began providing service under a contract with a new customer in July 2005, which generated minimal revenues in the early stages of the contract but has since increased. The administrative and fee revenues related to this customer for the nine months ended December 31, 2005, the year ended March 31, 2006 and nine months ended December 31, 2006 were $0.4 million, $1.0 million and $2.8 million, respectively. These amounts were 1.1%, 1.8% and 6.8% of total revenues for these periods, respectively.

•	New contracts that began in the nine months ended December 31, 2006 added $1.1 million of administration and fee revenue. This amount was 2.7% of total revenues for this period.
•

Offsetting these increases in administration and fee revenue was the termination of the Health Net ASO contracts as of May 1, 2006. The administration and fee revenue related to the Health Net contracts for the nine months ended December 31, 2005, the year ended March 31, 2006 and the nine months ended December 31, 2006 were $5.7 million, $8.1 million (excluding the $1.2 million of bonus revenue discussed above) and $0.8 million, respectively. These amounts were 14.5%, 14.9% and 2.0% of total revenues for these periods, respectively.

Direct Service Costs

Total incurred claims as a percentage of our total revenues decreased from 71.0% for the nine months ended December 31, 2005 to 64.8% for the year ended March 31, 2006 and 48.6% for the nine months ended December 31, 2006. This is a net result of several factors, including:

•

The termination of our Health Net capitation risk business as of January 1, 2006. The Health Net incurred claims for the nine months ended December 31, 2005, the year ended March 31, 2006 and the nine months ended December 31, 2006 as a percentage of total revenues were 18.5%, 14.0% and (0.9) %, respectively.

•	The recognition of the Health Net performance bonus of $1.2 million discussed above in the three months ended March 31, 2006.
•	The growth of existing and new administration and fee revenue contracts.
•	Our mergers with PATY and Haelan, which increased revenues without resulting in increases in incurred claims, as these revenues were all ASO and fee revenues.
•

Our 2006 settlement with Aetna for the 2004 and 2005 contract years, which resulted in a $2.0 million reduction in incurred claims for the nine months ended December 31, 2006. This was offset by an increase in Aetna incurred claims of $1.5 million due to increased Aetna membership in our programs and higher levels of utilization. The net Aetna incurred claims for the nine months ended December 31, 2005, the year ended March 31, 2006 and the nine months ended December 31, 2006 as a percentage of total revenues were 50.4%, 48.8% and 46.5%, respectively.

Direct clinical expenses as a percentage of our total revenues increased from 20.2% for the nine months ended December 31, 2005 to 21.7% for the year ended March 31, 2006 and 27.4% for the nine months ended December 31, 2006. The increase in direct clinical expenses for the nine months ended December 31, 2006 was due primarily to the growth in administrative and fee revenues and the incorporation of contracts acquired in our mergers with PATY and Haelan. As all of the revenues under the contracts acquired in the mergers with PATY and Haelan are ASO and fee-for-service revenues, the direct clinical expenses for contracts acquired in the PATY and Haelan mergers were 79.5% of the total revenues of these PATY and Haelan contracts for the nine months ended December 31, 2006.

Our total direct service costs as a percentage of our total revenues decreased from 91.2% for the nine months ended December 31, 2005 to 86.5% for the year ended March 31, 2006 and 76.0% for the nine months ended December 31, 2006. The gross profit percentage for these periods increased from 8.8% to 13.5% to 24.0%, respectively, from the combination of the factors described in the preceding paragraphs.

Selling, General and Administrative Expenses (“SG&A”)

SG&A costs as a percentage of total revenues increased from 11.2% for the nine months ended December 31, 2005 to 12.7% for the year ended March 31, 2006 and 16.1% for the nine months ended December 31, 2006. This was a result of the transition from capitation risk business to primarily administrative and fee revenue and the increased costs of integration relating to our mergers with PATY and Haelan.

Depreciation and Amortization Expense

Depreciation and amortization expenses as a percentage of total revenues increased from 2.5% for the nine months ended December 31, 2005 to 2.8% for the year ended March 31, 2006 and 4.7% for the nine months ended December 31, 2006. This was a net result of the transition from capitation risk business to primarily administrative and fee revenue, the amortization of intangible assets acquired in the mergers with PATY and Haelan and the write off of certain fixed assets, in each case as discussed above.

Interest Income (Expense), net

Interest income as a percentage of our total revenues increased from 0.6% for the nine months ended December 31, 2005 to 0.6% for the year ended March 31, 2006 and 0.9% for the nine months ended December 31, 2005. This was a net result of the transition from capitation risk business to primarily administrative and fee revenue and the mergers with PATY and Haelan.

Interest expense as a percentage of our total revenues increased from 3.0% for the nine months ended December 31, 2005 to 2.9% for the year ended March 31, 2006 and 3.3% for the nine months ended December 31, 2006. This was a net result of the transition from capitation risk business to primarily administrative and fee revenue and increased interest expense for the nine months ended December 31, 2006 on the Company’s Line of Credit due to higher interest rates and higher average balances outstanding in the period, as compared to the prior periods.

The loss in the trading portfolio discussed above in the nine months ended December 31, 2006 of $543 thousand was 1.3% of the total revenues for this period.

Income tax expense

Income tax expense as a percentage of total revenues increased from (0.2)% for the nine months ended December 31, 2005 to (0.1)% for the year ended March 31, 2006 and (1.0)% for the nine months ended December 31, 2006. As discussed above, the majority of the income taxes we pay are state taxes on certain regulated subsidiaries.

Loss From Continuing Operations

Our loss from continuing operations as a percentage of total revenues improved from 7.5% for the nine months ended December 31, 2005 to 4.4% for the year ended March 31, 2006 and 1.5% for the nine months ended December 31, 2006. This was a net result of all the factors discussed above, including:

•	The termination of our Health Net capitated risk business as of January 1, 2006, which was unprofitable to us at that time
•	The recognition of the Health Net performance bonus of $1.2 million discussed above in the three months ended March 31, 2006.
•	The growth of existing and the execution of new administrative and fee revenue contracts.
•

The 2006 settlement with Aetna for the 2004 and 2005 contract years, which resulted in a $2.0 million reduction in incurred claims for the nine months ended December 31, 2006. This was offset by an increase in Aetna incurred claims of $1.5 million due to increased Aetna membership in our programs and higher levels of utilization.

•	The write-off of certain fixed assets of $492 thousand in the nine months ended December 31, 2006.

•	An increase in state and federal tax expenses.

Discontinued Operations

Our income from discontinued operations as a percentage of total revenues improved from 0.8% for the nine months ended December 31, 2005 to 0.5% for the year ended March 31, 2006 and 1.7% for the nine months ended December 31, 2006. As discussed above, during the nine months ended December 31, 2006, we recognized a gain from an arbitration award and reduced claims payable liabilities on our discontinued Texas operations.

Net income (loss)

As a percentage of total revenues, we realized net losses of 6.7% and 3.9% for the nine months ended December 31, 2005 and the year ended March 31, 2006, respectively. We realized net income of 0.2% of our total revenues for the nine months ended December 31, 2006.

Liquidity and Capital Resources

Comerica Line of Credit.

We have obtained an $8.0 million revolving line of credit with Comerica Bank (the "Line of Credit"). The Line of Credit bears interest at Comerica’s prime rate plus 1%, which was 9.25% and 8.75% at December 31, 2006 and March 31, 2006, respectively. We have fully borrowed against this facility, and the full amount is currently due and payable on October 1, 2007. The Line of Credit is collateralized by all of our tangible assets, including our investment in all of our subsidiaries. Our obligations to Comerica under the Line of Credit have been guaranteed by certain of our subsidiaries as well as certain of our principal stockholders. Under the terms of the guarantees, each such stockholder unconditionally and irrevocably guarantees prompt and complete payment of its pro rata share of the amount owed by us under the Line of Credit. As compensation for their guarantees, these stockholders were issued warrants to purchase shares of our common stock, which warrants vested based on the outstanding balance of the Line of Credit through November 2006. The warrants fully vested and were exercised in full during the nine months ended December 31, 2006. At the time of the merger with PATY, the shares of our common stock underlying the warrants had been issued into escrow, and such shares were released from escrow upon the exercise of the warrants. No additional shares were issued by us upon the exercise of the warrants by these stockholders.

As of March 31, 2005, the principal balance outstanding under the Line of Credit was $6.2 million. During June 2005, we borrowed an additional $1.2 million, bringing the total amount outstanding to $7.4 million, and in December 2005, we borrowed the remaining $650 thousand available, such that the maximum amount of $8.0 million was outstanding at March 31, 2006 and December 31, 2006.

The Loan agreement underlying the Line of Credit contains representations and warranties and affirmative and negative covenants that are customary for credit facilities of this type. The Line of Credit could restrict our ability to, among other things, sell certain assets, change our business, engage in a merger or change in control transaction, incur debt, pay cash dividends, make investments and encumber our assets. The Line of Credit also contains events of default that are customary for credit facilities of this type, including payment defaults, covenant defaults, insolvency type defaults and events of default relating to liens, judgments, material misrepresentations and the occurrence of certain material adverse events.

As described above, the full balance is due and payable on October 1, 2007. In connection with the Haelan acquisition, we committed not to extend the maturity date of or refinance the Line of Credit any further so long as the Haelan Notes are outstanding, unless such refinancing or extension allows for the Haelan Notes to be repaid in accordance with their terms. We do not anticipate that we will be able to satisfy our obligations under the Line of Credit with operating cash. As a result, we expect that it will be necessary to restructure the Line of Credit or to find an alternative lender before maturity of the Line of Credit. We may also seek to raise capital through the offering of our equity securities. We cannot assure you that we will be able to extend, replace or restructure our credit facility or procure alternate sources of financing on favorable terms prior to maturity of the Line of Credit, if at all.

Haelan Notes and Earn-Out

As described above, in connection with our acquisition of Haelan in December 2006, we issued convertible promissory notes, or Haelan Notes, in the aggregate principal amount of $6.5 million to the former securityholders of Haelan. The Haelan Notes do not mature until December 2009, although this could be accelerated in the event that we consummate a sale transaction involving our company. We may also elect to prepay amounts due under the Haelan Notes beginning in November 2007. Under the terms of the Haelan Notes, we may satisfy our obligations to the holders of such notes through the issuance of shares of our common stock, but only in the event that the average closing price of our common stock exceeds certain thresholds. No assurance can be given that we will be allowed to issue shares of our common stock in satisfaction of this liability, and we may not have available capital on hand to satisfy such amounts due in cash. In such case, we may need to seek outside sources of funding.

We also have a contingent obligation to the former Haelan shareholders to pay up to $3.0 million in the event that Haelan’s revenues for 2007 exceed certain agreed-upon thresholds. In the event that such revenue targets are achieved, we may elect to satisfy a portion of this obligation through the issuance of shares of our common stock valued at a trailing average closing price of such shares. In the event that this contingent obligation to the Haelan shareholders materializes, our stock price may be trading at a level that will make it prohibitively dilutive to us to issue shares of our common stock, in which case we would need to make any necessary payments in cash. As with the Haelan Notes, we may need to seek alternative sources of capital in order to satisfy this obligation.

Working Capital and Restructuring Plan

As of December 31, 2006, we had a deficit in working capital of $7.1 million. This deficit is inclusive of the $8.0 million Line of Credit discussed above, which has a maturity date of October 1, 2007. Our Aetna capitated risk contracts were terminated as of January 31, 2007. These contracts resulted in cash inflows of approximately $1.2 million a month and these inflows will not be available in the future. Additionally, there will be a delay in the reduction of cash outflows related to these Aetna risk contracts as we will be paying claims related to claims reserves as of December 31, 2006 and will incur restructuring costs as a result of our ceasing the Aetna-related operations.

We are dependent on continued growth of our ASO and fee-for-service revenue contracts to replace the cash flow that was historically generated from our capitated risk contracts. We have implemented a restructuring program in 2007 to streamline and restructure our operations to focus on our core business of population healthcare management where we are not at-risk for provider claims. Under our restructuring initiative, we expect to reduce our overall operating expenses to align with our current business model, and we believe that as a result of actions taken under that initiative, our existing cash and cash equivalents and short-term investment balances and cash from operations will be sufficient to fund our operations expenditures and growth initiatives. We do not believe that such resources will be sufficient to repay the $8.0 million Line of Credit loan that matures October 1, 2007 as discussed above.

Certain of our stockholders (Essex Woodlands Health Ventures, Psilos Group Partners, Radius Ventures Partners, John Pappajohn and Derace Schaeffer, M.D) have signed a letter dated April 16, 2007 which provides that, in the event that CareGuide should require additional funding to continue our operations through January 1, 2008, these stockholders will provide the necessary additional funding, up to $2.0 million in aggregate, to CareGuide in amounts to be determined between and among this investor group. These investors collectively own approximately 57% of our common stock.

Capitated Risk Contracts

In connection with our acceptance of capitated risk, our customers required us to provide them with letters of credit for their protection in case we did not have sufficient resources to pay the related claim liabilities. These letters of credit are generally collateralized by certificates of deposit and are shown on our consolidated financial statements as “Restricted cash available for current liabilities”. Such restricted cash balances as of December 31, 2006 and March 31, 2006 were $4.7 million and $4.9 million, respectively. As discussed above, Aetna was paid $1.7 million from our restricted cash in March 2007 as final payment for the negotiated settlement for the 2004 and 2005 contract years.

Our claims payable liability at December 31, 2006 was $7.3 million, which exceeded the restricted cash available for current liabilities by $2.5 million. Any excess of claim liabilities over restricted cash will have to be paid out of operating cash.

2005 Private Placement

During the months of October and December 2005, PATY issued an aggregate of 3,588,562 shares of its common stock in a private placement (the “PIPE”) at an average price of $3.49 per share for gross proceeds of approximately $12.5 million. After paying related commissions and other offering costs, the net proceeds of the PIPE were approximately $10.8 million. PATY used $6.0 million of the net proceeds to retire its debt obligations under a credit facility in full. Pursuant to the terms of the PIPE, we were obligated to register the resale of the PIPE shares on behalf of the PIPE investors. Under the terms of the PIPE, we incurred financial penalties of 1% of the gross proceeds (approximately $120,000) per month if the effective date of the registration statement relating to these shares was delayed past March 1, 2006. We filed a registration statement with the SEC on Form SB-2 in May, 2006 to register the PIPE shares. This registration statement was declared effective by the SEC on July 20, 2006. In accordance with the terms of the PIPE, we returned capital of $568 thousand to the PIPE investors during the nine months ended December 31, 2006 due to the delay.

Cash Flows

Cash received from customers, as shown in the statement of cash flows, is generally less than revenues recorded, primarily due to our Aetna capitated risk contracts. In connection with these contracts, we recorded 100% of the capitated revenues and 100% of the capitated incurred claims. However, we did not pay all the claims. Aetna also paid a portion of the claims, and consequently retained cash to pay these claims. Reconciliations are performed periodically for the claims Aetna paid for periods in time that is compared to the cash Aetna retained for such period. If Aetna pays less than the cash it retained, it will owe this amount to us. If Aetna pays more than the cash it retained, we will owe Aetna this excess. As described above, we paid $1.0 million to Aetna during the nine months ended December 31, 2006 for partial settlement of one such reconciliation for 2004 and 2005. The remaining $1.7 million for this settlement was paid to Aetna in March 2007, but this did not affect our operating cash as the amount was paid from reductions in restricted cash.

The net cash used in operating activities for the nine months ended December 31, 2005 and the year ended March 31, 2006 were $4.8 and $4.0 million, respectively. These net uses of cash were due primarily to the payment of Health Net related capitated risk claims. These payments of capitated risk claims were offset by releases in restricted cash of $4.8 million and $5.9 million, respectively.

During the nine months ended December 31, 2006, we generated net cash provided by operating activities of $726 thousand. This amount was net of the $1.0 million payment described above to Aetna for the 2004 and 2005 contract year settlement. The improvement from the prior periods was due primarily to the reduction in capitated risk claims paid, partially offset by increases in general expenses due to the growth of the administrative and fee contracts and the merger with PATY.

The acquisition of PATY used cash of $643 thousand during the year ended March 31, 2006, including $513 thousand used during the nine months ended December 31, 2005. On the merger completion date of January 25, 2006, PATY added $4.4 million of cash. Therefore, the net cash acquired from the PATY acquisition during the year ended March 31, 2006 aggregated $3.8 million. We paid additional expenses in connection with this merger during the nine months ended December 31, 2006 of $586 thousand. The acquisition of Haelan used cash of $1.4 million, net of cash acquired, during the nine months ended December 31, 2006.

As discussed above, we borrowed $1.85 million during the nine months ended December 31, 2005 from the Line of Credit. During the nine months ended December 31, 2006, we paid to certain investors in the PIPE $568 thousand for the return of capital due to a delay in registering for resale the shares issued in the PIPE.

We had $6.0 million of unrestricted cash and cash equivalents at December 31, 2006. Of this amount, $1.5 million was for revenue received in advance for future periods.

Effects of Restructuring

As discussed above, our capitated risk contracts with Aetna were terminated effective January 31, 2007. This termination completed our exit from the capitated risk business. The acquisition of Haelan in December 2006 has allowed us to transition to an integrated disease and care management product. Additionally, we are implementing a new technology platform to support the integrated product. We have also recently moved certain office spaces to new locations to improve efficiencies. In connection with these actions, we have undertaken restructuring initiatives. As a result of these initiatives, we anticipate reductions in force aggregating approximately 50 full-time employees with annual salaries and benefits in excess of $3.5 million. We currently estimate severance and other termination costs in connection with these restructuring initiatives of approximately $0.5 million. These restructurings are expected to be completed by the fall of 2007.

Inflation

Inflation did not have a significant impact on our operations during the nine months ended December 31, 2005, the year ended March 31, 2006 and the nine months ended December 31, 2006. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - an interpretation of SFAS Statement No. 109, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of evaluating the impact of FIN 48 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). This Statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, with FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have not yet assessed the impact, if any, of SFAS No. 157 on our consolidated financial statements.

In September 2006, FASB issued SFAS No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R" ("SFAS No. 158"). SFAS No. 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 will be effective as of the end of the fiscal year ending after December 15, 2006. We have not yet assessed the impact, if any, of SFAS No. 158 on our consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. We have not yet assessed the impact, if any, of SFAS No. 159 on our consolidated balance sheets.

Item 7	Financial Statements.

Our consolidated financial statements, together with the reports thereon by our independent registered public accounting firm, begin on page F-1 of this Form 10-KSB.

Item 8	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. The Company has recently identified a material weakness in its internal controls over the accounting for lease modifications. Controls surrounding lease modifications did not ensure that such modifications were properly recognized in the accounting records on a timely basis. This identification has resulted in the restatement of previously issued consolidated financial statements (see Note 3 to the accompanying consolidated financial statements). The Company is correcting the internal controls over the accounting for lease modifications. Based upon this evaluation and as a result of the identified material weakness, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13-15(e) and 15(d)-15(e) under the Securities and Exchange Act of 1934) were not effective for the recording, processing, summarizing and reporting the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Management nevertheless has concluded that the accompanying consolidated financial statements included in this Form 10-KSB present fairly, in all material respects, the results of our operations and our financial position for the periods presented in conformity with generally accepted accounting principles.

(b) Changes in Internal Controls.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.	Other Information.

None.

PART III

Item 9	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

The information requested by this item is incorporated herein by reference to our definitive Proxy Statement to be filed within 120 days of December 31, 2006.

Item 10	Executive Compensation.

The information requested by this item is incorporated herein by reference to our definitive Proxy Statement to be filed within 120 days of December 31, 2006.

Item 11	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information requested by this item is incorporated herein by reference to our definitive Proxy Statement to be filed within 120 days of December 31, 2006.

Item 12	Certain Relationships and Related Transactions, and Director Independence.

The information requested by this item is hereby incorporated by reference to our definitive Proxy Statement to be filed within 120 days of December 31, 2006.

Item 13	Exhibits

(a)	Exhibits.

Exhibit #	Description of Exhibits
2.1	$$	Agreement and Plan of Merger, dated September 19, 2005, by and among Patient Infosystems, Inc., PATY Acquisition Corp. and CCS Consolidated, Inc.
2.2	@	Amendment No. 1 to the Agreement and Plan of Merger, dated November 22, 2005, by and among Patient Infosystems, Inc., PATY Acquisition Corp. and CCS Consolidated, Inc.
2.3	@@	Amendment No. 2 to the Agreement and Plan of Merger, dated December 23, 2005, by and among Patient Infosystems, Inc., PATY Acquisition Corp. and CCS Consolidated, Inc.
2.4	##	Agreement and Plan of Merger, dated November 3, 2006, by and among CareGuide, Inc., Haelan Acquisition Corporation and Haelan Corporation
3.1	++	Certificate of Incorporation
3.2	^^	Certificate of Amendment to Certificate of Incorporation
3.3	*	By-Laws

4.1	++	Form of Common Stock Certificate
4.2	**	Amended and Restated Stock Option Plan of the Registrant
4.3	++	CCS Consolidated, Inc. 2005 Equity Incentive Plan
4.4	***

Form of Registration Rights Agreement dated on or about March 31, 2000 between the Registrant and John Pappajohn, Derace Schaffer, M.D., Gerald Kirke and Michael Richards for Series C 9% Cumulative Convertible Preferred Stock

4.5	^	Series D Convertible Preferred Stock Registration Rights Agreement dated April 10, 2003
4.6	$$$	Form of Registration Rights Agreement entered into in connection with PIPE financing
4.8	+++	Form of Warrant to Purchase Shares of Common Stock in connection with PIPE financing
4.9		Form of Warrant to Purchase Common Stock issued to certain directors and officers of the Registrant.
4.10		Form of Warrant to Purchase Common Stock for director service.
9.1	++	Voting Trust Agreement, dated as of January 25, 2006, by and among Steven Morain as Trustee, John Pappajohn and the Registrant.
10.1	+	Lease Agreement dated as of February 15, 2007 between the Registrant and Nordis, Inc.
10.2	^^	Office Lease, dated as of September 29, 2006, between the Registrant and UCB Technologies, Inc.
10.6	@@@	Stockholders Agreement, dated as of January 25, 2006, by and among the Registrant and certain of its stockholders
10.7 (%)	$$	Employment Agreement, dated September 19, 2005, by and between the Registrant and Chris Paterson
10.8 (%)	$$	Employment Agreement, dated September 19, 2005, by and between the Registrant and Glen Spence
10.9 (%)	@@@	Employment Agreement, dated December 5, 2005 and effective as of January 25, 2006, by and between the Registrant and Kent A. Tapper
10.10	@@@	Form of Lockup Agreement executed by certain stockholders of the Registrant in connection with the merger with CCS Consolidated, Inc.
10.11	@@@	Form of Lockup Agreement signed by certain executive officers of the Registrant
10.12	++	Loan and Security Agreement, dated as of October 9, 2002, by and between the Registrant and Comerica Bank, as amended
10.13 (%)	^^^	Employment Agreement, effective as of June 23, 2006, by and between the Registrant and Ann Boughtin
10.14 (%)	^^^	Employment Agreement, effective as of June 23, 2006, by and between the Registrant and Rex Dendinger
10.15 (%)	^^^	Amendment No. 1 to Employment Agreement, effective as of June 23, 2006, by and between the Registrant and Kent Tapper

10.16 (%)	#	Employment Agreement, effective as of December 8, 2006, by and between the Registrant and Julie A. Meek
10.17		Fourth Amendment to Loan and Security Agreement entered into as of November 10, 2006, by and between Comerica Bank and CCS Consolidated, Inc.

11.1		Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).

21.1		List of Subsidiaries

31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

%	Denotes management contract or compensatory plan.
*	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form S-1 filed on July 3, 1996 and incorporated herein by reference.
**	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form S-8 filed on October 8, 2004 and incorporated herein by reference.
***	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed on April 2, 2001 and incorporated herein by reference.
+	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on February 21, 2007 and incorporated herein by reference.
++	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-KSB filed on March 31, 2006 and incorporated herein by reference.
+++	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form SB-2/A filed on July 19, 2006 and incorporated herein by reference.
^	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on April 23, 2003 and incorporated herein by reference.
^^	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-QSB filed on November 14, 2006 and incorporated herein by reference.
^^^	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-KSB filed on June 29, 2006 and incorporated herein by reference.
$$	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on September 23, 2005 and incorporated herein by reference.
$$$	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-QSB filed on November 14, 2005 and incorporated herein by reference.
@	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on November 29, 2005 and incorporated herein by reference.
@@	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on December 23, 2005 and incorporated herein by reference.
@@@	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on January 31, 2006 and incorporated herein by reference.
#	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on December 12, 2006 and incorporated herein by reference.
##	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on November 6, 2006 and incorporated herein by reference.

Item 14	Principal Accounting Fees and Services.

The information requested by this item is hereby incorporated by reference to our definitive Proxy Statement to be filed within 120 days of December 31, 2006.

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

SIGNATURE	TITLE	DATE

/s/ Albert S. Waxman		April 17, 2007
Albert S. Waxman, Ph.D.	Chairman of the Board of Directors

/s/ John Pappajohn		April 17, 2007
John Pappajohn	Vice Chairman of the Board of Directors

/s/ William Stapleton		April 17, 2007
William Stapleton	Director, Chairman of the Audit Committee

/s/ Michael Barber		April 17, 2007
Michael Barber, MD	Director

/s/ Daniel C. Lubin		April 17, 2007
Daniel C. Lubin	Director

/s/ Mark L. Pacala		April 17, 2007
Mark L. Pacala	Director

/s/ Derace L. Schaffer		April 17, 2007
Derace L. Schaffer, M.D.	Director

/s/ Chris E. Paterson	President and Chief Executive Officer (Principal Executive	April 17, 2007
Chris E. Paterson, Ph.D.	Officer)

/s/ Glen A. Spence	Chief Financial Officer (Principal Financial and	April 17, 2007
Glen A. Spence	Accounting Officer)

CareGuide, Inc. and Subsidiaries

Consolidated Financial Statements

Nine Months Ended December 31, 2006 and Year Ended March 31, 2006

Report of Independent Registered Public Accounting Firm

Board of Directors of CareGuide, Inc.

We have audited the accompanying consolidated balance sheets of CareGuide, Inc. and subsidiaries as of December 31, 2006 and March 31, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the nine months ended December 31, 2006 and the year ended March 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CareGuide, Inc. and subsidiaries as of December 31, 2006 and March 31, 2006, and the results of their operations and their cash flows for the nine months ended December 31, 2006 and the year ended March 31, 2006 in conformity with U.S. generally accepted accounting principles.

As described in Note 2 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation in the nine months ended December 31, 2006. As described in Note 3 to the consolidated financial statements, the March 31, 2006 consolidated financial statements have been restated to reflect a correction in the accounting for certain leases.

/s/McGladrey & Pullen LLP

Des Moines, Iowa

April 17, 2007

CareGuide, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except shares and par values)

	December 31,	March 31,
	2006	2006
Assets		(Restated – See Note 3)
Current assets:
Cash and cash equivalents	$ 5,975	$ 8,399
Restricted cash available for current liabilities	4,717	4,894
Securities available for sale	24	99
Securities held for trading	284	827
Notes receivable	308	340
Accounts receivable, net of allowance for doubtful accounts of $544 and $465, respectively	3,503	3,859
Prepaid expenses and other current assets	587	440
Current assets of discontinued operations	344	351
Total current assets	15,742	19,209
Property and equipment, net	2,948	1,225
Intangibles and other assets, net	5,963	4,219
Goodwill	32,629	28,666
Restricted cash	908	618

Total assets	$ 58,190	$ 53,937

Liabilities and stockholders’ equity
Current liabilities:
Claims payable	$ 7,260	$ 8,260
Line of credit	8,000	-
Accounts payable and accrued expenses	4,932	6,395
Deferred revenue	1,500	1,355
Current tax liability	344	93
Current portion of lease obligations	365	356
Current liabilities of discontinued operations	425	1,018
Total current liabilities	22,826	17,477

Long-term liabilities:
Line of credit	-	8,000
Convertible notes payable	6,520	-
Deferred tax liability	7	28
Lease obligations, net of current portion	1,107	1,172
Legal settlement payable, net of current portion	-	300
Total liabilities	30,460	26,977

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 80,000,000 shares authorized;
67,538,976 shares issued and outstanding	675	675
Additional paid-in capital	62,474	61,742
Accumulated other comprehensive loss	(32)	(1)
Accumulated deficit	(35,387)	(35,456)
Total stockholders’ equity	27,730	26,960
Total liabilities and stockholders’ equity	$ 58,190	$ 53,937

See accompanying notes.

CareGuide, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)

	Nine Months Ended	Year Ended	Nine Months Ended
	December 31,	March 31,	December 31,
	2006	2006	2005
Revenues:		(Restated – See Note 3)	(Unaudited)
Capitation revenue	$ 27,061	$ 39,508	$ 30,803
Administrative and fee revenue	14,277	15,186	8,230
Total revenues	41,338	54,694	39,033
Cost of services – direct service costs, excluding
depreciation and amortization of $808, $843
and $619, respectively	31,429	47,331	35,600
Gross profit	9,909	7,363	3,433

Operating costs and expenses:
Selling, general and administrative expense	6,641	6,964	4,350
Depreciation and amortization	1,959	1,504	981
Total operating costs and expenses	8,600	8,468	5,331

Operating income (loss) from continuing operations	1,309	(1,105)	(1,898)

Other income (expense):
Interest and other income	360	361	251
Trading portfolio loss	(543)	(16)	-
Interest expense	(1,355)	(1,616)	(1,188)
Loss from continuing operations before income
taxes and discontinued operations	(229)	(2,376)	(2,835)
Income tax expense	(377)	(54)	(75)
Loss from continuing operations	(606)	(2,430)	(2,910)
Income from discontinued operations	675	290	290
Net income (loss)	69	(2,140)	(2620)
Accretion of preferred stock	-	(125)	(114)
Net income (loss) attributable to common stockholders	$ 69	$ (2,265)	$ (2,734)

Net income (loss) common share-basic and diluted:
Continuing operations	$ (0.01)	$ (0.14)	$ (0.37)
Discontinued operations	0.01	0.02	0.04
Net income (loss)	$ -	$ (0.12)	$ (0.33)

Weighted average common shares outstanding:
Basic	67,539	18,814	8,256
Diluted	67,539	18,814	8,256

See accompanying notes.

CareGuide, Inc. and Subsidiaries
Consolidated Statements of Stockholder’s Equity
Nine Months Ended December 31, 2006 and Year Ended March 31, 2006
(Dollars in Thousands)

			Series C
			Convertible					Accumulated
	Common Stock		Preferred Stock		Series AA Convertible Preferred Stock		Additional Paid-in	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance at March 31, 2005, as previously reported	8,256,446	$ 83	3,184,010	$ 32	3,044,619	$ 30	$ 27,250	$ -	$ (31,778)	$ (4,383)
Effect of restatement (see Note 3)									(1,538)	(1,538)
Balance at March 31, 2005, as restated	8,256,446	83	3,184,010	32	3,044,619	30	27,250	-	(33,316)	(5,921)
Issuance of Series AA preferred stock					2,572,095	26	(26)			-
Conversion of preferred stock to common stock	29,477,823	295	(3,184,010)	(32)	(5,616,714)	(56)	(207)			-
Stock option exercises	1,167,910	11					(11)			-
Issuance of stock related to debt warrants	3,558,552	36					(36)			-
Issuance of stock for success fee escrow	516,795	5					495			500
Shares issued for Series AA dividends	246,826	2					(2)			-
Merger with Patient Infosystems	24,314,624	243					33,311			33,554
Stock option compensation expense							84			84
Amortization of warrants							884			884
Comprehensive loss:
Unrealized loss on securities available for sale								(1)		(1)
Net loss, as restated									(2,140)	(2,140)
Total comprehensive loss, as restated										(2,141)
Balance at March 31, 2006, as restated	67,538,976	675	-	-	-	-	61,742	(1)	(35,456)	26,960
Stock option compensation expense							65			65
Amortization of warrants							657			657
Warrant exercises							10			10
Comprehensive income:
Unrealized loss on securities available for sale								(31)		(31)
Net income									69	69
Net comprehensive income										38
Balance at December 31, 2006	67,538,976	$ 675	-	$ -	-	$ -	$ 62,474	$ (32)	$ (35,387)	$ 27,730

See accompanying notes.

CareGuide, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
	Nine Months Ended	Year Ended	Nine Months Ended
	December 31,	March 31,	December 31,
	2006	2006	2005
			(Unaudited)
Cash provided by (used in) operating activities:
Cash received from customers	$ 25,612	$ 35,425	$ 23,891
Direct provider costs and claims settlements paid	(4,859)	(19,979)	(15,268)
Salary and benefits paid	(12,536)	(12,400)	(8,178)
Rent expense paid	(1,425)	(1,674)	(1,174)
Professional fees paid	(1,346)	(635)	(608)
Other operating expenses paid	(4,375)	(4,496)	(3,269)
Other income received	360	361	251
Interest expense paid	(566)	(564)	(398)
Income taxes paid	(139)	(24)	(20)
Net cash provided by (used in) operating activities	726	(3,986)	(4,773)

Cash provided by (used in) investing activities:
Purchases of property and equipment	(381)	(280)	(250)
Restricted deposits, net	(113)	5,882	4,783
Cash (used in) acquired in mergers, net of acquisition costs	(2,596)	3,814	(513)
Net cash (used in) provided by investing activities	(3,090)	9,416	4,020

Cash provided by (used in) financing activities:
Principal payments of capital lease obligations	(70)	(313)	(193)
Proceeds from borrowing under line of credit facility	-	1,850	1,850
Proceeds received from warrant exercises	10	-	-
Net cash (used in) provided by financing activities	(60)	1,537	1,657

Net (decrease) increase in cash and cash equivalents	(2,424)	6,967	904
Cash and cash equivalents, beginning of period	8,399	1,432	1,432
Cash and cash equivalents, end of period	$ 5,975	$ 8,399	$ 2,336

See accompanying notes.

CareGuide, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Nine Months Ended	Year Ended	Nine Months Ended
	December 31,	March 31,	December 31,
	2006	2006	2005
		(Restated – See Note 3)	(Unaudited)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net income (loss)	$ 69	$ (2,140)	$ (2,620)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) continuing operations:
Depreciation and amortization	1,959	1,504	981
Stock option compensation	65	84	54
Amortization of warrants	657	884	655
Unrealized loss in trading portfolio	543	16	-
Decrease in accounts receivable	480	2,046	2,401
(Increase) decrease in prepaid expenses and other current assets	(137)	82	(178)
Decrease in claims payable	(1,000)	(6,772)	(5,603)
Decrease in accounts payable and accrued expenses	(1,577)	(237)	(663)
Increase in deferred revenue	12	622	193
Increase (decrease) in current tax liability	251	(98)	-
Deferred tax (expense) benefit	(10)	16	-
Decrease in current assets of discontinued operations	7	578	570
Decrease in current liabilities of discontinued operations	(593)	(571)	(563)
Net cash provided by (used in) operating activities	$ 726	$ (3,986)	$ (4,773)

See accompanying notes.

CareGuide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2006

1. Organization and Description of Business

On January 25, 2006, CareGuide, Inc. (the "Company" or "CareGuide", f.k.a. Patient Infosystems, Inc.) acquired all the outstanding common stock of CCS Consolidated, Inc., ("CCS") through the issuance of 43,224,352 shares of CareGuide common stock. CCS was the accounting acquirer, but CareGuide was the surviving legal entity. The financial statements presented herein are the historical financial statements of the former CCS Consolidated, Inc., with the combined results of operations reflected since the date of the merger.

On December 8, 2006, the Company acquired Haelan Corporation, a privately held corporation ("Haelan"). As of the closing of the acquisition, Haelan became a wholly owned subsidiary of the Company. The financial statements presented herein as of and for the nine months ended December 31, 2006 include the combined results of operations since the date of the acquisition.

CCS was incorporated on March 4, 1998. On April 10, 1998, CCS acquired the stock of Integrated Health Services Network, Inc. and IHS Network Services, Inc. from Integrated Health Services, Inc. (IHS). Subsequent to the acquisition, the name Integrated Health Services Network, Inc. was changed to Coordinated Care Solutions, Inc. As a result of the merger with Patient Infosystems, CCS became a wholly owned subsidiary of the Company. During the nine months ended December 31, 2006, the Company changed its name from Patient Infosystems, Inc. to CareGuide, Inc.

The Company is a population health management company that provides a full range of healthcare management services to health plans, work/life companies, government entities, and self-funded employers to help them to reduce health care costs while improving the quality of care for the members. The Company has approximately 80 customers across the United States.

The Company’s services may be provided under a variety of contractual arrangements, including capitation, fee-for-service, and case rates. CareGuide also provides case management and disease management for administrative fees only. Contracts may include performance bonuses and shared cost savings arrangements.

CareGuide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2006

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, CCS, Haelan, Coordinated Care Solutions, Inc. (formerly Integrated Health Services Network, Inc.), Coordinated Care Solutions, IPA, Inc., Coordinated Physician Solutions, Inc., Coordinated Care Solutions of Texas, Inc. (CCS of Texas), Careguide, Inc. (a California company), CCS New Jersey Inc., Coordinated Care Solutions of Connecticut, Inc., IHS Network Services, Inc., CCS/CG Holdings, Inc., CCS Merger Corp., Professional Review Network, Inc. and CBCA Care Management, Inc. The accompanying consolidated statements of operations and statements of cash flows for the year ended March 31, 2006 include the accounts of the former Patient Infosystems, Inc. and its wholly owned subsidiary, CBCA Care Management, Inc. from the merger date of January 25, 2006 through March 31, 2006. The accompanying consolidated statements of operations and statements of cash flows for the nine months ended December 31, 2006 include the accounts of Haelan from the merger date of December 8, 2006 through December 31, 2006. All material intercompany accounts and transactions have been eliminated in consolidation. The Company and its subsidiaries collectively do business under the name "CareGuide".

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

CareGuide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2006

2. Summary of Significant Accounting Policies (continued)

Reportable Operating Segments

The operations of the Company are reported herein as one reportable segment for the nine months ended December 31, 2006 and year ended March 31, 2006. The Company uses the "management approach" for reporting information about segments in annual and interim financial statements. The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure and any other manner in which management disaggregates a company. Based on the "management approach" model, the Company has determined that its business is comprised of a single reportable segment. Revenues from the other non-reporting segment, whose financial amounts are below the quantitative thresholds for separate disclosure, totaled approximately $1.3 million and $0.5 million for the nine months ended December 31, 2006 and year ended March 31, 2006, respectively. The non-reporting segment ceased operation as of December 31, 2006; there will be no further revenues from this non-reporting segment.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, cash on deposit, and amounts invested in short-term financial instruments with a maturity of three months or less from the date of acquisition, the use of which is not restricted.

Accounts Receivable

The Company’s accounts receivable, which are unsecured, are due from companies who have contracted through the Company for care management services. The Company does not charge interest on accounts receivable. Accounts receivable are recorded net of an estimated allowance for doubtful accounts in the accompanying financial statements, which is recorded primarily based upon an analysis of the individual accounts. Accounts are written off only after all collection efforts are exhausted. During the nine months ended December 31, 2006 and year ended March 31, 2006, net expenses related to doubtful accounts were approximately $79,000 and $124,000, respectively.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using accelerated and straight-line methods, as deemed appropriate, over the estimated useful lives of the related assets ranging from three to ten years. Leasehold improvements are amortized over the lesser of the remaining lease term or the asset’s useful life.

Intangible and Other Assets

Intangible and other assets consist primarily of a website, trademarks, customer relationships and other intangibles associated with acquisitions. Amortization is computed using accelerated and straight-line methods, as deemed appropriate, over the estimated useful lives of the related assets ranging from three to ten years. Any asset deemed to have an indefinite life will be tested at least annually for impairment; the extent of any impairment will be recorded in the period in which any such impairment determination is made.

CareGuide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2006

2. Summary of Significant Accounting Policies (continued)

Restricted Cash

On March 31, 2001, the Company was licensed to operate as a limited service HMO in the State of Texas. In accordance with the regulations of the Texas Department of Insurance, the Company was required to maintain a statutory deposit in a restricted account. Interest earned on these funds accrues to the Company. As of December 31, 2006 and March 31, 2006, the Company included the deposits of $325,000 in current assets of discontinued operations in the consolidated balance sheets (see Note 7).

In connection with several of the Company’s customer contracts and office leases, the Company is required to maintain unconditional, irrevocable letters of credit totaling $4,999,000 and $5,282,000 at December 31, 2006 and March 31, 2006, respectively. At December 31, 2006 and March 31, 2006, the Company has secured these letters of credit by establishing certificates of deposit totaling $5,018,000 and $5,294,000, respectively. These certificates of deposit are included in restricted cash in the consolidated balance sheets.

In addition, at December 31, 2006 and March 31, 2006, CCS New Jersey, Inc. was required to deposit $607,000 and $218,000, respectively, with the State of New Jersey as a condition of licensure as an Organized Delivery System in New Jersey. This deposit is included as restricted cash in the consolidated balance sheets.

The portion of restricted cash that is available and that the Company intends to use to satisfy current liabilities is included in current assets. The fair value of restricted cash approximates its carrying value.

Securities

Securities available-for-sale and held for trading each consists solely of common shares of American Caresource Holdings, Inc. ("ACSH") acquired in the merger with Patient Infosystems, Inc. The available-for-sale portfolio consisting of 13,092 shares of ACSH common stock is carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The remaining 153,518 shares of ACSH common stock are classified as a trading portfolio as such shares may be needed to satisfy a call option granted on those shares (see Note 16). Such trading portfolio is carried at fair value, with unrealized loss of approximately $543,000 and $16,000 included in the consolidated statements of operations for the nine months ended December 31, 2006 and year ended March 31, 2006, respectively. No securities have been sold to date.

Long-Lived Assets

In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews the carrying value of its long-lived assets to assess recoverability and impairment when ever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairments were recorded for the nine months ended December 31, 2006 and year ended March 31, 2006.

CareGuide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2006

2. Summary of Significant Accounting Policies (continued)

Goodwill and Indefinite Lived Intangible Assets

In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets", the goodwill and intangible assets with indeterminable useful lives are not amortized, but instead tested annually for impairment on March 31 or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Due to the loss of a significant customer, the Company performed a goodwill impairment test as of December 31, 2006 which resulted in no goodwill impairment. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144.

No impairments were recorded for the nine months ended December 31, 2006 and the year ended March 31, 2006.

Claims Payable

The Company provides for claims incurred but not yet reported based primarily on past experience, together with current factors, using generally accepted actuarial methods. Estimates are adjusted as changes in these factors occur and such adjustments are reported in the period of determination. Accordingly, amounts designated as “prior periods” relate to the favorable or unfavorable settlement of claims for services incurred prior to the beginning of each period presented below. Although it is reasonably possible that actual results could vary materially from recorded claims in the near term, management believes that recorded reserves are adequate.

The estimates for claims payable are continually reviewed and adjusted as necessary, as experience develops or new information becomes known. Such adjustments are included in current operations. Incurred claims for the nine months ended December 31, 2006 and year ended March 31, 2006 are as follows (dollars in thousands):

	Nine Months Ended	Year Ended
	December 31, 2006	March 31, 2006

Claims payable, beginning of period	$ 8,260	$ 15,032

Claims Incurred:
Current period	23,255	35,937
Prior periods	(3,181)	(498)

Net incurred claims	20,074	35,439

Paid Claims:
Current period	(2,500)	(10,300)
Prior periods	(2,359)	(9,679)
Claims paid by health plan	(16,215)	(22,232)
Total paid claims	(21,074)	(42,211)

Claims payable, end of period	$ 7,260	$ 8,260

Cost of services for the nine months ended December 31, 2006 and year ended March 31, 2006 include a benefit of approximately $3.2 million and $0.5 million, respectively, related to the favorable settlement of claims for services included in the prior reporting periods.

CareGuide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2006

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

For the nine months ended December 31, 2006 and year ended March 31, 2006, approximately 66% and 61%, respectively, of the Company’s total revenue from continuing operations was earned under contracts with affiliates of a single company, Aetna, Inc. (Aetna). In addition, during the nine months ended December 31, 2006 and year ended March 31, 2006, approximately 2% and 28%, respectively, of the Company’s total revenue was earned under contracts with Health Net, Inc. (HealthNet). The capitated-risk contracts with Aetna were terminated effective as of January 31, 2007 and the contracts with Health Net were terminated effective as of May 1, 2006.

Other than these customers, no other one customer accounted for more than 10% of the Company’s total revenue for the nine months ended December 31, 2006 and year ended March 31, 2006.

Direct Service Costs

Direct service costs are comprised principally of expenses associated with providing the Company’s services, including third-party network provider charges. The Company’s direct service costs require pre-authorization and are recognized in the month in which services are rendered. Network provider and facility charges for authorized services that have not been billed to the Company (known as incurred but not reported expenses) are estimated and accrued based on the Company’s historical experience, current enrollment statistics, patient census data, adjudication decisions and other information. The liability for such costs is included in the caption “Claims payable” in the accompanying consolidated balance sheets. For the nine months ended December 31, 2006 and the year ended March 31, 2006, direct service costs excluded $808 thousand and $843 thousand, respectively, of depreciation and amortization which were attributable to direct service operations but is reported as operating expenses.

CareGuide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2006

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

Earnings Per Share

The calculations for the basic and diluted loss per share were based on net income attributable to common stockholders of $69,000 and net loss attributable to common stockholders of $2,265,000 and a weighted average number of common shares outstanding of 67,538,976 and 18,813,609 for the nine months ended December 31, 2006 and year ended March 31, 2006, respectively. In accordance with SFAS No. 128 "Earnings per Share", the computation of fully diluted loss per share for such periods did not include 2, 831,418 and 2,936,903 shares of common stock, respectively, which consist of the common equivalents of outstanding convertible preferred shares, options and warrants, because the effect would be antidilutive due to the net losses from continuing operations in those years. The calculation of the Company's net income (loss) per share for the nine months ended December 31, 2006 and year ended March 31, 2006 is as follows (dollars in thousands, except for per share amounts):

	Nine Months Ended	Year Ended
	December 31, 2006	March 31, 2006 (Restated – See Note 3)
Net loss from continuing operations	$ (606)	$ (2,430)
Income from discontinued operations	675	290
Net income (loss)	69	(2,140)
Accretion of preferred stock	-	(125)
Net income (loss) attributable to common stockholders	$ 69	$ (2,265)

Net income (loss) per common share-basic and diluted:
Continuing operations	$ (0.01)	$ (0.14)
Discontinued operations	0.01	0.02
Loss attributable to common stockholders	$ -	$ (0.12)

Weighted average common shares outstanding - basic	67,538,976	18,813,609
Weighted average common shares outstanding - diluted	67,538,976	18,813,609

CareGuide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2006

2. Summary of Significant Accounting Policies (continued)

Stock-Based Compensation Plans

The Company continues to administer the Patient Infosystems 1995 Stock Option Plan (the “PATY Plan”). As of December 31, 2006, there are options to purchase 327,628 shares of the Company's common stock outstanding under the PATY Plan, with a weighted average exercise price of $2.83 per share. The PATY Plan expired in 2005 and no further grants of options may be awarded under the PATY Plan.

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

The Company's net income for the nine months ended December 31, 2006 gives effect to $65 thousand of expense related to certain stock options and warrants. Upon adoption of SFAS No. 123(R), the Company used the modified prospective transaction method, which requires that compensation expense be recorded for all non-vested options beginning with the first quarter of adoption. Prior periods were not restated to reflect the impact of adopting SFAS No. 123(R) on April 1, 2006. Operating income from continuing operations, net income, cash flows from operating activities, cash flows from financing activities and basic and diluted EPS for the nine months ended December 31, 2006 were lower by approximately $9 thousand, $6 thousand, $0, $0, $0.00 and $0.00, respectively, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25 for awards under its stock option plans. During the year ended March 31, 2006 the Company reported such stock option expenses on a pro-forma basis only, in accordance with SFAS No. 123. The Company determines the stock-based employee compensation using the Black-Scholes Option Pricing Model. For comparative purposes, the pro forma net income (loss) for the year ended March 31, 2006 is indicated below (dollars in thousands):

Year Ended
March 31, 2006
(Restated – See Note 3)
Net loss attributable to common stockholders - as reported	$ (2,265)

Stock-based compensation expense	(103)

Net loss attributable to common stockholders - pro forma	$ (2,368)

Net loss per share - basic and diluted - as reported	$ (0.12)

Net loss per share - basic and diluted - pro forma	$ (0.13)

CareGuide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2006

2. Summary of Significant Accounting Policies (continued)

All of the options for which the performance compensation expense is presented were granted when CCS Consolidated, Inc. was a private company. As a private company, CCS computed the pro forma stock-based compensation expense using the minimum value method using an assumed average life of 5 to 7 years and a risk-free interest rate of between 4.5% and 4.72% in the year ended March 31, 2006.

The Company did not grant any options during the nine months ended December 31, 2006.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of trade receivables and deposits in banks. Concentrations of credit risk with respect to trade receivables are limited by the fact that the Company’s customers are primarily large and well-established companies. As of December 31, 2006 and March 31, 2006, approximately $692,000 and $1,845,000, respectively, of the Company’s total accounts receivable were due from Health Net. As of December 31, 2006 and March 31, 2006, approximately $326,000 and $548,000, respectively, of the Company’s total accounts receivable were due from Blue Cross Blue Shield of Michigan. As of December 31, 2006, approximately $85,000 of the Company’s total accounts receivable was due from Aetna. There was no receivable from Aetna as of March 31, 2006.

The Company has deposits exceeding the federal deposit insurance limits in three commercial banks. The Company has not experienced any losses in such accounts.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - an interpretation of SFAS Statement No. 109, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact of FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, with FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet assessed the impact, if any, of SFAS No. 157 on its consolidated financial statements.

CareGuide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2006

2. Summary of Significant Accounting Policies (continued)

In September 2006, FASB issued SFAS No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R" ("SFAS No. 158"). This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 will be effective as of the end of the fiscal year ending after December 15, 2006. The Company has not yet assessed the impact, if any, of SFAS No. 158 on its consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company has not yet assessed the impact, if any, of SFAS No. 159 on its consolidated financial statements.

3. Restatement of Prior Year Consolidated Financial Statements

The accompanying consolidated financial statements include the impact of a restatement to correct the accounting and record the fair value of a liability in connection with the remaining lease rentals due under an operating lease without any remaining economic benefit to the Company. The Company has an operating lease for office space that was entered into in May 2000 which expires in July 2010. In December 2003 and March 2006, the Company began to sublease approximately 63% and 21%, respectively, of the office space at a lease rate below the rate being paid under the primary lease agreement, through the remainder of the primary lease term. A liability for costs that will continue to be incurred under the remaining primarily lease term without any remaining economic benefit to the Company should have been recognized and measured at its fair value upon executing the various sublease agreements in prior periods.

The accompanying consolidated financial statements reflect the impact of the inclusion of the fair value of future costs of the incurred liability, beginning with the reduction of opening stockholders’ equity as of April 1, 2005 of $1,538,000. The impact of the restatement for the year ended March 31, 2006 was to increase rent expense by $91,000, increase depreciation and amortization expense by $20,000 and record additional interest expense of $98,000, resulting in a reduction of net income of $209,000. Compared to previously reported amounts, assets decreased by $286,000, liabilities increased by $1,461,000 and stockholders equity decreased as of March 31, 2006 by $1,747,000. Net loss per common share - basic and diluted from continuing operations and in total increased by $0.01 for the year ended March 31, 2006.

CareGuide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2006

4. Merger with Patient Infosystems, Inc. (PATY)

On September 19, 2005, CCS entered into an agreement to merge with PATY Acquisition Corp., a wholly owned subsidiary of the Company, which was then known as Patient Infosystems, Inc. (“PATY” and such transaction the "PATY Merger"). The PATY Merger was completed on January 25, 2006. As a result, CCS became a wholly-owned subsidiary of PATY. The PATY Merger was undertaken because the companies believe that by combining the product offerings of CCS and PATY, customers would respond more favorably to the more complete service capability and the inherent efficiencies associated with merging the two companies could be achieved.

Because (i) CCS’s securityholders owned approximately 63% of the fully diluted number of shares of PATY common stock after the transaction, (ii) CCS’s designees to the combined company’s board of directors represented a majority of the combined company’s directors and (iii) CCS’s executive management represented a majority of the initial executive management of the combined company, CCS was deemed to be the acquiring company for accounting purposes. Accordingly, the assets and liabilities of PATY were recorded, as of the date of the business combination, at their respective fair values and added to those of CCS. PATY issued approximately 43.2 million shares of its common stock, plus options and warrants to purchase shares of its common stock, in exchange for all of the outstanding shares and certain options to purchase common stock of CCS.

All common shares and common share equivalents presented in the accompanying consolidated financial statements have been adjusted for the effects of the merger. Each common share and common share equivalent of CCS was exchanged for 1.25606819 shares of PATY common stock on the merger date.

The accompanying consolidated balance sheets as of December 31, 2006 and March 31, 2006 include the assets and liabilities of PATY. The accompanying consolidated statements of operations and cash flows for the nine months ended December 31, 2006 include the operations and cash flows of PATY for the entire period. The accompanying consolidated statements of operations and cash flows for the year ended March 31, 2006 include the operations and cash flows of PATY from the merger date of January 25, 2006 through March 31, 2006.

Prior to the merger, PATY issued approximately 3.6 million shares of its common stock in a series of private equity transactions (collectively the “PIPE”). PATY used $6.0 million of the net proceeds of $11.5 million to retire its debt outstanding. The remaining proceeds of the PIPE were available for working capital purposes. On December 16, 2005, PATY effected a spin-off of ACSH, its wholly-owned subsidiary, as a dividend. PATY retained 166,610 shares of ACSH and issued a dividend of the remaining ACSH shares, which aggregated 12,066,240 shares.

The number of shares to be allocated between the stockholders of CCS and PATY for purposes of the merger exchange ratio became fixed at the closing of the majority of the PIPE discussed above on October 31, 2005. As a result, the measurement date for the determination of the value of PATY was October 31, 2005.

Under generally accepted accounting principles, the cost of an acquisition in a stock for stock exchange is determined by the market price of the securities exchanged using trading days just before and after the measurement date. Prior to the merger with PATY, CCS was a privately held company and its common shares were not listed or traded on any market or exchange, whereas PATY was a SEC registrant whose shares are listed and traded on the NASD OTC Bulletin Board. Even though CCS was the accounting acquirer, the Company has determined that the purchase price to be used for accounting purposes should be determined by reference to the market trading price of PATY shares, due to the lack of a trading market in CCS's shares.

On September 19, 2006, the company formerly known as Patient Infosystems, Inc. filed an amendment to its certificate of incorporation which changed the name of this entity to CareGuide, Inc. (the "Company" or "CareGuide").

CareGuide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2006

4. Merger with Patient Infosystems, Inc. (PATY) (continued)

At the measurement date, the trading price of PATY common shares included the value of ACSH, which was subsequently spun-off and, therefore, the trading price of PATY common shares excluding ACSH at that date was not readily determinable. Therefore, as permitted by paragraph 23 of SFAS No. 141, the Company used the market price of PATY shares just after the spin-off adjusted for an estimate of the change in the trading price between the measurement date and the spin-off date. The average market trading price of PATY for the first five days after the ACSH spin-off (December 19, 2005 through December 23, 2005) was $1.28 per share. The average trading price around the measurement date of PATY shares (including ACSH) was $0.29 higher than the average trading price just prior to the ACSH spin-off. Using the ratio of the trading price before and after the spin-off, PATY estimated the price change for PATY (without ACSH) between the measurement date and the spin-off date at $0.10 per share, resulting in a PATY trading price of $1.38 per share to be used in measuring the value of PATY in the acquisition.

On September 19, 2006, the Company filed an amendment to its certificate of incorporation, which changed its name from Patient Infosystems, Inc. to CareGuide, Inc.

In accordance with SFAS No. 141, the total purchase price was allocated to the acquired tangible and intangible assets and assumed liabilities of PATY based on their estimated fair values as of the PATY Merger closing date of January 25, 2006. A third party valuation consultant was engaged to assist in the process of determining the fair value of the assets acquired and liabilities assumed. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was allocated to goodwill.

The purchase price of PATY in the PATY Merger was as follows:

PATY shares outstanding at merger date	24,314,624
Measurement price per share	$ 1.38
Fair value of PATY shares	33,554,181
Expenses of the PATY Merger (a)	1,936,819
Total purchase price	$ 35,491,000
(a)	Includes the $500,000 success fee to Psilos Group Partners II, L.P., a stockholder of the Company (see Note 11).

The purchase price was allocated to the assets and liabilities of PATY as of the merger date of January 25, 2006, as follows (dollars in thousands):

Cash acquired	$ 4,457
Other current assets	2,129
Identified intangible assets	2,470
Goodwill	28,608
Current liabilities	(2,173)
Net assets acquired	$ 35,491

The weighted-average amortization period of intangible assets acquired is 4.4 years. None of the goodwill acquired is expected to be deductible for tax purposes.

During the nine months ended December 31, 2006, the results of operations of PATY were consolidated with those of CCS. See Note 5 for unaudited pro forma summary information.

CareGuide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2006

5. Merger with Haelan Corporation (Haelan)

On December 8, 2006, pursuant to an Agreement and Plan of Merger, dated as of November 3, 2006, by and among CareGuide, Haelan Acquisition Corporation, an Indiana corporation and a newly formed wholly-owned subsidiary of CareGuide (“Merger Sub”), Haelan Corporation, an Indiana corporation (“Haelan”) and Richard L. Westheimer, as securityholders’ representative (the “Haelan Merger Agreement”), Merger Sub merged with and into Haelan (the “Haelan Merger”), and as a result Haelan became a wholly-owned subsidiary of CareGuide. The Haelan Merger Agreement and the Haelan Merger

were approved by the shareholders of Haelan at a meeting held on November 20, 2006. In the Haelan Merger, CareGuide paid $1.5 million in cash to Haelan to satisfy certain liabilities of Haelan existing at the closing and specified in the Haelan Merger Agreement, and all outstanding securities of Haelan were exchanged for convertible promissory notes of CareGuide (the “Convertible Notes”) in the aggregate principal amount of $6.5 million. The Convertible Notes are subordinated to the rights of CareGuide’s senior lender (see Note 10).

The Convertible Notes carry an interest rate of 5% per year, compounding annually, mature on December 8, 2009 and are convertible at maturity into shares of common stock of CareGuide, valued based upon the average closing price of the common stock for the 20 consecutive trading days ending on the date prior to conversion. The maturity date of the notes may be accelerated in the event of a sale transaction, as defined in the Convertible Notes, involving CareGuide.

In the event that the average closing price of the common stock of CareGuide for the 20 consecutive trading days ending on the date prior to conversion is equal to or greater than $1.50 per share, the outstanding principal and accrued interest under the Convertible Notes will automatically convert into shares of common stock at $1.50 per share. In the event that such average closing price at the time of conversion is less than $1.50 per share, the outstanding principal and accrued interest under the Convertible Notes will convert into shares of common stock at such average closing price, but not less than $1.00 per share, and in such case each holder of a Convertible Note may elect to receive all or a portion of the amounts due under the note in cash in lieu of shares of common stock of CareGuide. After December 8, 2007, or upon a sale transaction, CareGuide may elect to prepay the amounts then outstanding under the Convertible Notes in cash, subject to the prior approval of CareGuide’s senior lender under its credit facility, but upon any such election by CareGuide, if the average closing price of CareGuide’s common stock for the 20 consecutive trading days ending on the date prior to conversion is at least $1.00 per share, each holder of a Convertible Note may elect to receive all or any portion of the amounts due under the Convertible Note in the form of shares of common stock valued at such average closing price.

The Haelan Merger Agreement also contains an “earn-out” provision under which CareGuide is required to pay additional amounts to the former Haelan securityholders in the event that Haelan’s revenues during the year ending December 31, 2007 exceed $4,380,000. For each $1.00 of revenue above this target, CareGuide will pay $1.875, up to a maximum of $3,000,000, in the event that Haelan’s revenues for 2007 equal or exceed $5,980,000. The maximum amount will also be payable by CareGuide in the event of a sale transaction involving CareGuide that is consummated on or before December 31, 2007. The “earn-out” consideration is payable by CareGuide in cash, although CareGuide may elect to pay up to two-thirds of any amounts due under this provision by the issuance of shares of common stock, with such shares being valued by reference to the average closing price of CareGuide’s common stock for the 20 consecutive trading days ending on the last trading day before December 31, 2007. In the event that CareGuide issues shares of its common stock in satisfaction of any “earn-out” obligations, CareGuide has agreed to file with the Securities and Exchange Commission, and thereafter use its commercially reasonable efforts to have declared effective as soon as practicable, a “shelf” registration statement under the Securities Act covering the resale of such shares.

CareGuide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2006

5. Merger with Haelan Corporation (continued)

The accompanying consolidated balance sheet as of December 31, 2006 includes the assets and liabilities of Haelan as of that date. The accompanying consolidated statements of operations and cash flows for the nine months ended December 31, 2006 include the operations and cash flows of Haelan from the merger date of December 8, 2006 through December 31, 2006.

In accordance with SFAS No. 141, the total purchase price was allocated to the acquired tangible and intangible assets and assumed liabilities of Haelan based on their estimated fair values as of the Haelan Merger closing date of December 8, 2006. A third party valuation consultant has been engaged to assist in the process of determining the fair value of the assets acquired and liabilities assumed. The excess of the purchase price over the fair value of assets acquired and liabilities assumed is allocated to goodwill. The allocation of the identifiable intangible assets and goodwill has not yet been finalized, and any required adjustments will be recorded as necessary when the information becomes available. The resulting goodwill is subject to an annual impairment test. If the goodwill is impaired, the Company will recognize a non-cash charge to earnings during the period in which the impairment is determined.

The purchase price of Haelan in the Haelan Merger was calculated as follows (dollars in thousands):

Cash paid at closing	$ 1,500
Estimated expenses of the Haelan Merger	246
Notes issued to the former Haelan securityholders	6,500
Total estimated purchase price	$ 8,246

The purchase price was preliminarily allocated to the assets and liabilities of Haelan as of the merger date of December 8, 2006 as follows (dollars in thousands):

Cash acquired	$ 133
Other current assets	156
Property and equipment	2,389
Identified intangible assets	2,600
Goodwill	3,726
Current liabilities	(751)
Long-term liabilities	(7)
Net assets acquired	$ 8,246

The weighted-average amortization period of amortizing intangible assets acquired is 4.3 years. None of the goodwill acquired is expected to be deductible for tax purposes.

CareGuide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2006

5. Merger with Haelan Corporation (continued)

The following unaudited pro forma summary presents CareGuide's consolidated results of operations for the nine months ended December 31, 2006 and year ended March 31, 2006 had the Haelan Merger had been consummated on first day of each of those respective periods and had the PATY Merger had been consummated on April 1, 2005. The pro forma consolidated results of operations include certain pro forma adjustments, including the amortization of identifiable intangible assets, interest and expenses on certain debt (dollars in thousands, except for share and per share data).

	Nine Months Ended December 31, 2006	Year Ended March 31, 2006

Total revenues	$ 44,425	$ 64,844

Cost of services – direct service costs	(32,704)	(54,344)
Total operating costs and expenses	(10,819)	(15,694)
Other income and expenses, net	(2,189)	(1,593)
Accretion of preferred stock	-	(125)
Net income (loss) attributable to common stockholders	$ (1,287)	$ (6,912)
Net loss per common share attributable to common stockholders - basic and diluted	$ (0.02)	$ (0.10)

Weighted average shares outstanding - basic	67,538,976	67,538,976
Weighted average shares outstanding - diluted	67,538,976	67,538,976

The pro forma results are not necessarily indicative of those that would have occurred had the acquisition taken place at the beginning of the periods presented.

6. Business Operations

The Company incurred a net loss from continuing operations of approximately $606,000 for the nine months ended December 31, 2006 and a net loss from continuing operations of $2,430,000 for the year ended March 31, 2006. At December 31, 2006 the Company had a working capital deficit of $7,084,000. The Company’s ability to continue as a going concern is dependent upon achieving profitability from future operations sufficient to maintain adequate working capital. These financial statements have been prepared assuming the Company will continue as a going concern. Until the Company has sufficient profitable operations or other revenue-generating activities to be self sufficient, the Company will remain dependent on other sources of capital. Currently, such capital has been obtained from the issuance of common and preferred stock and borrowings from a financial institution. The Company’s primary investors have guaranteed the borrowings from a financial institution through October 1, 2007 (see Note 10) and committed to provide additional funding to the Company, if required, through January 1, 2008.

Management’s plans for dealing with the adverse effects of these conditions include entering into contracts with additional health plans, achieving positive gross margins by exiting or renegotiating under-performing contracts, reducing operating expenses by challenging staffing levels at all of the Company’s locations and considering strategic partnerships with other healthcare companies. The Company has eliminated several staff positions and plans additional eliminations of positions as it transitions from risk-based contracts to contracts under which the Company is not at risk for provider claims. However, there can be no assurance that the Company will be successful in achieving positive financial results.

CareGuide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2006

7. Discontinued Operations

During the year ended March 31, 2005, the Company decided to terminate its contractual relationship with Oxford. Pursuant to the contract termination provisions, the Company performed under the terms of the contract through May 31, 2005 and provided transitional assistance to Oxford's members through July 31, 2005. The Company had no continuing involvement thereafter. Therefore, the operations of Oxford are accounted for as discontinued operations, and accordingly, the operating results and related assets and liabilities of Oxford are segregated in the accompanying consolidated financial statements.

The Oxford contract included risk-sharing provisions and provided for an annual settlement after the conclusion of each contract year. During the year ended March 31, 2006, Oxford submitted its calculation of the amount due from the Company for the contract year ended December 31, 2004 which included many matters which management believed were contrary to the terms of the contract, and management notified Oxford of the disputed items. Oxford did not agree with the Company’s position on these matters, and Oxford drew down a $500,000 letter of credit that had been established for Oxford’s benefit pursuant to this contract. At March 31, 2006, the Company recorded a liability based upon management’s best estimate of the ultimate liability to settle the contractual dispute with Oxford for services rendered through March 31, 2006. The parties agreed to arbitration in 2006. In September 2006, the arbitration panel rendered a decision in the Company's favor. On November 10, 2006, Oxford paid the Company the award in the amount of approximately $661,000. The related legal costs, net of the elimination of the liability the Company had recorded at March 31, 2006, resulted in $131 thousand of expenses related to Oxford for the nine months ended December 31, 2006.

During the year ended March 31, 2003, the Company decided to cease operations in Texas and began the process of dissolving CCS of Texas. The operations of CCS of Texas are accounted for as discontinued operations, and accordingly, the operating results and related assets and liabilities of CCS of Texas are segregated in the accompanying consolidated financial statements. During the nine months ended December 31, 2006, the Company revised the estimate of the ultimate settlement to providers. The Company released $171,000 of claims payable liabilities as a result of this revision.

Income (expense) of discontinued operations consist of the following (dollars in thousands):

	Nine Months Ended	Year Ended
	December 31, 2006	March 31, 2006

Revenues from Oxford	$ 661	$ 297
Revenues from CCS of Texas	5	1
Total revenues from discontinued operations	666	298
Cost and expenses from Oxford	(131)	-
Net reductions in expense (expense) from CCS of Texas	140	(8)
Net reductions in expense (expense) from discontinued operations	9	(8)
Net income from discontinued operations	$ 675	$ 290

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

CareGuide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2006

8. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	December 31, 2006	March 31, 2006
		(Restated – See Note 3)
Computer equipment and software	$ 6,087	$ 4,033
Furniture and equipment	1,326	1,195
Equipment held under capital leases	2,335	2,665
Leasehold improvements	978	965
	10,726	8,858
Accumulated depreciation	(7,778)	(7,633)
Total property and equipment, net	$ 2,948	$ 1,225

Depreciation and amortization expense related to property and equipment was approximately $961,000 and $767,000 for the nine months ended December 31, 2006 and the year ended March 31, 2006, respectively. Included in the depreciation and amortization expense related to property and equipment for the nine months ended December 31, 2006 was $325,000 related to unamortized software the Company determined was of no further value and $221,000 of unamortized leasehold improvements that were deemed to have no further use. For the year ended March 31, 2006, depreciation and amortization expense included $70,000 of unamortized leasehold improvements that were deemed to have no further value.

9. Professional Malpractice Insurance

The Company maintains general liability and professional malpractice liability insurance on its staff and other insurance coverage appropriate for its operations. The general liability policy is occurrence based and provides coverage of $2,000,000 per occurrence and $2,000,000 in the aggregate. The professional liability

9. Professional Malpractice Insurance (continued)

policy is on a claims-made basis and provides coverage for professional medical activities. This policy provides coverage of $5,000,000 per occurrence and $5,000,000 in the aggregate, subject to a deductible of $250,000 per claim and annual aggregate. In addition, the Company maintains an umbrella policy which provides coverage of $3,000,000 per claim and in the aggregate.

10. Long-Term Obligations

Line of Credit

The Company has an $8,000,000 revolving line of credit (the "Line of Credit") with an outside lender for working capital purposes. The Line of Credit bears interest at the outside lender’s prime rate plus 1%, which was 9.25% and 8.75% at December 31, 2006 and March 31, 2006, respectively, and is due in full on October 1, 2007. The Line of Credit is collateralized by all of the Company’s assets, including its investment in all of its subsidiaries. In addition, the outside lender required that the Company obtain unconditional guarantees (the "Guarantees") from its primary investors. Under the terms of the Guarantees, each participating primary investor unconditionally and irrevocably guarantees prompt and complete payment of its pro rata share of the amount the Company owes under the Line of Credit. As of December 31, 2006 and at March 31, 2006, $8,000,000 was outstanding under the Line of Credit.

CareGuide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2006

10. Long-Term Obligations (continued)

In exchange for the Guarantees, the primary investors were issued warrants to purchase up to 2,000,000 shares of Series AA Convertible Preferred Stock of CCS, par value of $0.01 per share, in the aggregate. Such warrants each had an exercise price of $0.01 per share and a ten-year exercise period through November 17, 2014 and vested based on the outstanding balance of the Line of Credit as a percentage of the total available amount under the Line of Credit at each quarterly vesting date. In January 2006, warrants to purchase an additional 400,000 shares of Series AA Preferred Stock of CCS in the aggregate were issued under similar terms in exchange for extending the then guarantee period to June 30, 2007, except that such additional warrants were fully vested at the time of grant (collectively the "Guaranty Warrants").

Immediately prior to the PATY Merger, the vested portions of the Guaranty Warrants were net-share exercised for shares of Series AA Convertible Preferred Stock of CCS, which were then exchanged for shares of PATY common stock in the PATY Merger. As part of the PATY Merger, the unvested portions of the Guaranty Warrants were terminated and replaced by warrants to purchase an aggregate of 3,152,141 shares of PATY common stock which were issued to an escrow agent at the closing of the PATY Merger (the "Replacement Warrants"). Each of the Replacement Warrants had an exercise price of $0.003172 per share of PATY common stock. These Replacement Warrants fully vested during the nine months ended December 31, 2006 and were exercised in full, and the underlying shares were issued to the guarantors during the nine months ended December 31, 2006. The aggregate fair value of the Guaranty Warrants in the amount of $1,980,000 was amortized to interest expense over the guarantee period, and the initial value was computed using the Black-Scholes model. Approximately $657,000 and $884,000 was recognized as additional interest expense for the nine months ended December 31, 2006 and the year ended March 31, 2006, respectively.

As more fully described in Note 5, the Company completed the Haelan Merger on December 8, 2006, resulting in the issuance of $6.5 million of Convertible Notes. The Convertible Notes are subordinated to the rights to prior payment of the Company's senior lender under the Line of Credit. The Convertible Notes carry an interest rate of 5% per year, compounding annually, mature on December 8, 2009 and are convertible at maturity into shares of common stock of CareGuide, valued based upon the average closing price of the common stock for the 20 consecutive trading days ending on the date prior to conversion. The maturity date of the Convertible Notes may be accelerated in the event of a sale transaction, as defined in the Convertible Notes, involving the Company.

In the event that the average closing price of the common stock of the Company for the 20 consecutive trading days ending on the date prior to conversion is equal to or greater than $1.50 per share, the outstanding principal and accrued interest under the Convertible Notes will automatically convert into shares of common stock at $1.50 per share. In the event that such average closing price at the time of conversion is less than $1.50 per share, the outstanding principal and accrued interest under the Convertible Notes will convert into shares of common stock at such average closing price, but not less than $1.00 per share, and in such case each holder of a Convertible Note may elect to receive all or a portion of the amounts due under the note in cash in lieu of shares of common stock of CareGuide. After December 8, 2007, or upon a sale transaction, the Company may elect to prepay the amounts then outstanding under the Convertible Notes in cash, subject to the prior approval of the Company’s senior lender under the Line of Credit, but upon any such election by the Company, if the average closing price of the Company’s common stock for the 20 consecutive trading days ending on the date prior to conversion is at least $1.00 per share, each holder of a Convertible Note may elect to receive all or any portion of the amounts due under the Convertible Note in the form of shares of common stock valued at such average closing price.

CareGuide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2006

10. Long-Term Obligations (continued)

Lease Obligations

The Company has entered into various lease arrangements, which expire in 2007, for certain computer hardware, software, and office equipment. Such arrangements transfer to the Company substantially all of the risks and benefits of ownership of the related assets. The assets have been capitalized, and obligations have been recorded as capital lease obligations.

As of December 31, 2006, there were capital lease obligations aggregating approximately $3,000 to be paid in 2007.

At December 31, 2006 and March 31, 2006, the Company recorded an obligation for the fair value of a liability for the remaining lease rentals due under an operating lease without any remaining economic benefit to the Company aggregating $1,469,000 and $1,461,000, respectively. See Note 16 for operating lease commitments.

11. Stockholders' Equity

Capital Stock

The Company is authorized to issue up to 100,000,000 shares of capital stock, 80,000,000 designated as common stock, and 20,000,000 designated as preferred stock. As of December 31, 2006 and at March 31, 2006, there were 67,538,976 shares of common stock outstanding.

Common Stock held in Escrow

Of the common shares outstanding as of December 31, 2006, 516,796 shares are held by an escrow agent and may be released to Psilos Group Partners II, L.P. ("Psilos") upon the occurrence of certain events (the "Success Escrow"). In the event that the criteria for payment to Psilos of the shares held in the Success Escrow are not satisfied in full, all or a portion of such shares will be released from the Success Escrow to all former stockholders of CCS at the effective time of the PATY Merger based on the number of shares of the common stock of CCS, on an as-converted basis, held by each such holder at the time of the closing of the PATY Merger.

Series C and Series AA Convertible Preferred Stock

In the PATY Merger on January 25, 2006, all of the outstanding shares of Series C Convertible Preferred Stock of CCS were exchanged for 16,650,029 shares of PATY common stock in the aggregate, and all of the outstanding shares of Series AA Convertible Preferred Stock of CCS were exchanged for an aggregate of 12,827,794 shares of PATY common stock. There were an additional 246,826 shares of PATY common stock issued in satisfaction of accrued dividends in arrears on the Series AA Convertible Preferred Stock of CCS exchanged in the PATY Merger.

CareGuide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2006

12. Intangible and Other Assets

The Company’s intangible and other assets consisted of the following (dollars in thousands):

	December 31,	March 31,
Description	2006	2006
CareGuide trademark acquired July 2001 (i)	$ 1,513	$ 1,513
CareGuide website acquired July 2001 (ii)	1,430	1,430
PATY customer relationships acquired January 2006 (iii)	1,236	1,236
PATY non-compete agreements acquired January 2006 (iv)	718	718
PATY co-marketing agreements acquired January 2006 (v)	516	516
Haelan customer relationships acquired December 2006 (iii)*	1,460	-
Haelan non-compete agreements acquired December 2006 (iv)*	360	-
Haelan trademarks acquired December 2006 (vi)*	780	-
	8,013	5,413
Accumulated amortization	(2,214)	(1,480)
Net intangible assets	5,799	3,933
Gross deferred financing costs	550	550
Accumulated amortization of deferred financing costs	(550)	(375)
Net deferred financing costs	-	175
Security deposits and other assets	164	111
Total intangibles and other assets, net	$ 5,963	$ 4,219
(i)	The acquired trademark is classified as an intangible asset with an indefinite life and is not subject to amortization, but is tested annually for impairment.
(ii)	The website is subject to amortization and is being amortized using over a five-year life using the straight line method.
(iii)	Customer lists are subject to amortization and are being amortized over a five-year life using an accelerated method.
(iv)	The non-complete agreements are subject to amortization and are being amortized over a three-year life using the straight line method.
(v)	The co-marketing agreements are subject to amortization and are being amortized over a five-year life using the straight line method.
(vi)	The Haelan trademarks are subject to amortization and are being amortized over a ten-year life using the straight line method.
*	Because the Haelan Merger (see Note 4) was completed on December 8, 2006, these are estimated amounts.

Amortization expense related to acquired intangible assets and other assets was approximately $998,000 and $737,000 for the nine months ended December 31, 2006 and the year ended March 31, 2006, respectively.

CareGuide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2006

12. Intangible and Other Assets (continued)

The estimated annual amortization expenses of intangible assets for the five years subsequent to December 31, 2006 are as follows (dollar in thousands):

Years Ended December 31,	Estimated Intangible Amortization Expense
2007	$ 1,409
2008	1,193
2009	752
2010	409
2011	140
Total	$ 3,903

13. Income Taxes

The components of the income tax (expense) benefit consist of the following (dollars in thousands):

	Nine Months Ended December 31, 2006	Year Ended March 31, 2006
Current federal income taxes	$ (25)	$ -
Current state income taxes	(365)	(152)
Deferred taxes	13	98
Net income tax expense	$ (377)	$ (54)

CareGuide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2006

13. Income Taxes (continued)

The tax-effected components of deferred income tax assets and (liabilities) consist of the following (dollars in thousands):

	December 31, 2006	March 31, 2006

Deferred income tax assets:		(Restated – See Note 3)
Federal income tax net operating losses	$ 22,517	$ 22,529
State and other income tax net operating losses	4,636	4,800
Goodwill and intangible impairment and amortization	1,215	1,298
Accrued liabilities	954	1,757
Allowance for doubtful accounts	223	193
Depreciation	481	406
Deferred revenue	15	15
Nondeductible stock option compensation expense	144	-
Tax credits	75	75
Trading portfolio losses	249	-
Change in accounting method	142	-
Other	31	149
	30,682	31,222
Less valuation allowance	(28,358)	(30,234)
Net deferred income tax assets	2,324	988

Deferred income tax liabilities:
Intangible assets acquired in mergers	(2,312)	(932)
Amortization of website	(2)	(27)
Other	(17)	(57)
Net deferred income tax liabilities	(2,331)	(1,016)
Net deferred income tax liability	$ (7)	$ (28)

The reconciliation of the expected income tax (expense) benefit with the actual income tax (expense) benefit from continuing operations reported for the nine months ended December 31, 2006 and the year ended March 31, 2006 computed on income (loss) before income taxes at federal statutory rates is as follows:

	Nine Months Ended December 31, 2006	Year Ended March 31, 2006
		(Restated – See Note 3)
Tax at federal statutory rate	34.0%	34.0%
State income taxes, net of federal income tax benefit	(159.3)	6.7
Non-deductible items	(101.7)	(0.4)
Change in valuation allowance	49.0	(39.6)
Other , net	13.4	(3.0)
Net effective tax rate	(164.6)%	(2.3)%

CareGuide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2006

13. Income Taxes (continued)

The Company accounts for income taxes in accordance with Statement of Financial Standards No. 109, Accounting for Income Taxes (“SFAS 109)” issued by the FASB. SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all of the evidence, both positive and negative, management has determined that a valuation allowance of approximately $28,358,000 and $30,234,000 is necessary at December 31, 2006 and March 31, 2006, respectively to reduce the deferred tax assets to the amount that will more likely than not be realized. The (decrease) increase in the valuation allowance for the nine months ended December 31, 2006 and the year ended March 31, 2006 was approximately $(1,876,000) and $15,632,000, respectively. Included in the decrease in the valuation allowance for the nine months ended December 31, 2006 was $2,312,000 for the tax effect of certain assets acquired in connection with the acquisition of Haelan. Included in the increase in the valuation allowance for the year ended March 31, 2006 was $14,788,000 acquired upon the PATY Merger.

At December 31, 2006, the Company has available federal net operating losses ("NOLs") of approximately $66,225,000 expiring between 2010 and 2026. Approximately $37,320,000 of these NOLs were acquired in the PATY Merger and $1,820,000 were acquired in the Haelan merger. In addition, the Company has tax credit carryforwards of $75,000, which are available to offset future federal income taxes, if any, which begin to expire in 2010. The NOLs and tax credit carryforwards may be subject to limitation by certain sections of the Internal Revenue Code relating to ownership changes.

14. Employee Benefit Plan

The Company has a 401(k) savings plan covering substantially all eligible employees who have completed 90 days of active employment. Under the plan, an employee may elect to contribute on a pre-tax basis to a retirement account up to 15% of the employee’s compensation up to the maximum annual contribution permitted by the Internal Revenue Code. The Company matches employee contributions on a discretionary basis as determined by the Company’s board of directors. The Company made discretionary contributions to the 401(k) savings plan of approximately $76,000 and $81,000 during the nine months ended December 31, 2006 and year ended March 31, 2006, respectively.

15. Stock Options and Warrants

In June 1998, CCS adopted the CCS Consolidated, Inc. Stock Option Plan (the 1998 Plan). As a result of amendments to the 1998 Plan during 2005, the maximum number of shares of CCS’s common stock issuable under the 1998 Plan was 1,503,200 shares, all of which shares were reserved for issuance under options outstanding as of March 31, 2005. During the years ended March 31, 2005 and 2004, in connection with the separation of two executive officers of CCS, CCS granted these officers fully vested options to purchase up to an aggregate of 1,470,400 shares of CCS common stock at an exercise price of $0.2388 per share. Immediately prior to the PATY Merger, these fully vested options were net-share exercised and the resulting shares of CCS common stock were then exchanged for an aggregate of 1,167,910 shares of PATY common stock in the PATY Merger. The remaining options outstanding under the 1998 Plan as of the closing date of the PATY Merger were not exercised and were terminated in accordance with the terms of the 1998 Plan.

CareGuide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2006

15. Stock Options and Warrants (continued)

During the year ended March 31, 2006, CCS's board of directors and stockholders adopted the CCS Consolidated, Inc. 2005 Equity Incentive Plan (the 2005 Plan) and reserved 1,776,238 shares of CCS common stock for issuance under the 2005 Plan. CCS granted options to certain of its officers under the 2005 Plan to purchase an aggregate of 1,090,095 shares of CCS common stock at $0.30 per share. These options were assumed by CareGuide as part of the PATY Merger and were converted into options to purchase an aggregate of 1,399,290 shares of CareGuide common stock at an exercise price of $0.2337 per share, based on the exchange ratio for CareGuide’s common stock in the PATY Merger. The options granted under the 2005 Plan and assumed by CareGuide have a term of ten years from the date of grant. The options were accelerated in connection with the PATY Merger so that they were 25% vested as of January 25, 2006 and vest in 36 monthly installments thereafter. CareGuide recorded approximately $63,000 and $84,000 in compensation expense associated with these grants during the nine months ended December 31, 2006 and year ended March 31, 2006, respectively.

As a result of the PATY Merger, CareGuide continues to administer the PATY 1995 Stock Option Plan (the PATY Plan). As of December 31, 2006, there were options to purchase 327,628 shares of CareGuide common stock outstanding under the PATY Plan, with a weighted average exercise price of $2.83 per share. The PATY Plan expired in 2005 and no further grants of options may be awarded under the PATY Plan.

A summary of the status of and the changes in the options outstanding under all plans maintained by CareGuide during the nine months ended December 31, 2006 and year ended March 31, 2006 is presented below.

	Shares	Weighted Average Exercise Price

Outstanding at March 31, 2005	1,503,200	$ 1.67
Granted	1,399,290	0.23
Options outstanding at merger date for PATY Plan	448,077	2.82
Exercised	(1,470,400)	0.24
Forfeited	(32,800)	(71.59)
Outstanding at March 31, 2006	1,847,367	0.86
Forfeited	(120,449)	(2.79)
Outstanding at December 31, 2006	1,726,918	$ 0.72

The options granted during the year ended March 31, 2006 had a grant date fair value of $0.25 per option; there were no options granted during the nine months ended December 31, 2006.

CareGuide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2006

15. Stock Options and Warrants (continued)

The following table summarizes information about options outstanding at December 31, 2006:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.23	1,399,290	9.1	$0.23	670,484	$ 0.23
2.25 - 2.80	319,583	5.9	2.40	319,583	2.40
16.50 - 33.00	8,045	1.8	20.01	8,045	20.01
$0.23 - $33.00	1,726,918			998,112

The following table summarizes the intrinsic value of in-the-money options at December 31, 2006 (dollars in thousands, except per-share amounts)

	Number of Options	Weighted Average Exercise Price	Intrinsic Value of Options	Unrecognized compensation expense
Fully Vested	670,484	$ 0.23	$ 255	$ -
Non-vested	728,806	0.23	277	150

As described in Notes 9 and 10, during the year ended March 31, 2006, CCS issued warrants to purchase shares of its Series AA Convertible Preferred Stock of CCS. All such preferred stock warrants were exercised prior to the PATY Merger or terminated upon the closing of the PATY Merger and were replaced by the Replacement Warrants. All other then outstanding warrants to purchase common stock of the CCS terminated upon the closing of the PATY Merger.

During the nine months ended December 31, 2006, the Company issued a warrant to purchase up to 100,000 shares of CareGuide's common stock at $0.76 per share to a director of the Company. Such warrant provides that 25,000 shares shall become exercisable on each of August 16, 2007, 2008, 2009 and 2010 and that the warrant must be exercised on or before August 16, 2016. No warrants to purchase common stock of the Company were issued during the year ended March 31, 2006.

At the closing of the PATY Merger, and excluding the Replacement Warrants issued to certain stockholders of the Company, there were common stock warrants outstanding to purchase an aggregate of 1,089,536 shares of CareGuide's common stock. All such warrants were outstanding as of December 31, 2006 and March 31, 2006. There are no warrants outstanding to purchase any preferred stock of the Company.

Excluding the Replacement Warrants, the common stock warrants outstanding and exercisable as of the nine months ended December 31, 2006 and year ended March 31, 2006 are as follows:

	Warrants outstanding at
	December 31, 2006		March 31, 2006
	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Warrants outstanding
Common Stock	1,189,536	$ 1.12	1,089,536	$ 1.16
Warrants exercisable
Common Stock	1,089,536	1.16	1,089,536	1.16

CareGuide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2006

16. Commitments and Contingencies

Commitments

The Company has operating lease agreements principally for its corporate office space and for certain contract site offices. Future minimum lease payments under noncancelable operating leases as of December 31, 2006 are as follows (dollars in thousands):

		Non-
	Operating	Cancelable
Year Ending December 31,	Leases	Sub Leases	Net

2007	$ 2,181	$ (889)	$ 1,292
2008	2,308	(947)	1,361
2009	2,212	(940)	1,272
2010	1,325	(436)	889
2011	586	-	586
Total	$ 8,612	$ (3,212)	$ 5,400

The table above includes lease payments and related sublease rental income related to a leasing arrangement where there is no further economic benefit to the Company and for which a liability is accrued (see Note 10). Net rent expense for the nine months ended December 31, 2006 and the year ended March 31, 2006 was approximately $803,000 and $888,000, respectively.

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

CareGuide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2006

16. Commitments and Contingencies (continued)

Call Option Liability

The Company is party to a call option agreement with an underwriter which entitles the holder to purchase up to 153,518 shares of ACSH common stock from the Company for $6.00 per share at any time until October 31, 2010. The option was granted in connection with an offering of the Company's securities underwritten by the holder. The 153,518 shares held for trading are valued at market price, and the call option is considered a derivative instrument and is carried at its estimated fair value. The estimated fair value of the call option liability was approximately $48 thousand and $351 thousand at December 31, 2006 and March 31, 2006, respectively, and is included in accounts payable and accrued expenses. The fair value of the call option is determined using the Black-Scholes method using the following assumptions:

	December 31, 2006	March 31, 2006
Volatility	83.7%	74%
Interest rate	4.72%	4.72%
Average life	1.88 years	2.29 years

Changes to the fair market value of the trading portfolio and the call option obligation are recognized in the accompanying consolidated statement of operations.

As of December 31, 2006, the Company held 166,610 shares of ACSH common stock and has designated 153,518 shares as trading securities because these shares would be used to satisfy the call option.

Provisions of Contractual Arrangements

The Company has entered into contracts in the ordinary course of business which include reconciliation or savings sharing provisions. In such contracts, savings achieved by the Company against contractual benchmarks are measured to determine a potential penalty or bonus to be paid by or to the Company. No additional revenue is recognized under the contractual provisions until the amount is estimable and realization is reasonably assured. At this time, the Company has no losses under such arrangements which appear to be probable of assertion and for which a reasonable estimate can be determined.

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

The Company resolved a dispute with Oxford during the nine months ended December 31, 2006, which is described in Note 7.

CareGuide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2006

16. Commitments and Contingencies (continued)

The Company is subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of such pending legal proceedings will not have a material adverse effect on the Company’s results of operations or financial position.

17. Quarterly Results (unaudited)

The following is a summary of the unaudited interim results of operations by quarter (dollars in thousands, except per share amounts). The amounts presented for the year ended March 31, 2006 as well as the first and second quarter for the nine months ended December 31, 2006 have been restated to reflect the correction in accounting for leases, as described in Note 3.

	First	Second	Third	Fourth(1)
Nine months ended December 31, 2006:
Revenues	$ 13,797	$ 13,751	$ 13,790	$ -
Gross profit	3,908	2,951	3,050	-
Net income (loss) - continuing operations	204	(85)	(725)	-
Net income (loss) - discontinued operations	(286)	711	250	-
Net income (loss)	(82)	626	(475)	-
Net income (loss) per common share-basic and diluted:
Income (loss) from continuing operations	-	-	(0.01)	-
Discontinued operations	-	0.01	-	-
Net income (loss)	-	0.01	(0.01)	-

Year ended March 31, 2006 (restated):
Revenues	$ 14,560	$ 12,107	$ 12,366	$ 15,661
Gross profit	1,024	570	1,839	3,930
Net income (loss) - continuing operations	(891)	(1,405)	(614)	480
Accretion of preferred stock	(38)	(38)	(38)	(11)
Net income (loss) attributable to common shareholders - continuing operations	(929)	(1,443)	(652)	469
Net income (loss) - discontinued operations	221	73	(4)	--
Net income (loss)	(670)	(1,332)	(618)	480
Net income (loss) attributable to common shareholders	(708)	(1,370)	(656)	469
Net income (loss) per common share-basic and diluted:
Income (loss) from continuing operations	(0.12)	(0.18)	(0.08)	0.01
Discontinued operations	0.03	0.01	-	-
Net income (loss)	(0.09)	(0.17)	(0.08)	0.01

(1)

During the nine months ended December 31, 2006, the Company changed its fiscal year end from March 31, to December 31 and, therefore, the period ended December 31, 2006 only contains three fiscal quarters.

17. Quarterly Results (unaudited) (continued)

As described in Note 3, the Company has restated historical financial statements to reflect a correction in the accounting for certain leases. The effects of the restatement on previously reported consolidated financial statements are as follows (dollars in thousands, except for per share amounts):

	First	Second	Third	Fourth
Nine months ended December 31, 2006:
(Increase) decrease in selling, general and administrative expenses	$ (145)	$ 121
(Increase) decrease in depreciation and amortization expense	(34)	19
(Increase) in interest expense	(32)	(38)
Increase (decrease) in net income (loss) from continuing operations	$ (211)	$ 102

Net income (loss):
As previously reported	$ 129	$ 524
Effect of restatement	(211)	102
As restated	$ (82)	$ 626

Net income (loss) attributable to common per share:
As previously reported	$ -	$ 0.01
Effect of restatement	-	-
As restated	$ -	$ 0.01

Year ended March 31, 2006:
(Increase) decrease in selling, general and administrative expenses	$ 73	$ 73	$ 73	$ (310)
(Increase) decrease in depreciation and amortization expense	13	12	12	(57)
(Increase) in interest expense	(25)	(24)	(23)	(26)
Increase (decrease) in net income (loss) from continuing operations	$ 61	$ 61	$ 62	$ (393)

Net income (loss):
As previously reported	$ (731)	$ (1,393)	$ (680)	$ 873
Effect of restatement	61	61	62	(393)
As restated	$ (670)	$ (1,332)	$ (618)	$ 480

Net income (loss) attributable to common per share:
As previously reported	$ (0.10)	$ (0.18)	$ (0.09)	$ 0.02
Effect of restatement	0.01	0.01	0.01	(0.01)
As restated	$ (0.09)	$ (0.17)	$ (0.08)	$ 0.01