Form 10-Q
period 2007-03-31
CAREGUIDE INC
filed 2007-05-15
CIK 1017813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:               March 31, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to

Commission file number:                         0-22319

CAREGUIDE, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	16-1476509
(State or other jurisdiction of	(I.R.S. Employer Identification No.)

incorporation or organization)

4401 N.W. 124th Avenue, Coral Springs, FL 33065

(Address of principal executive offices)

  (954) 796-3714

(Issuer’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated Filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):          Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 14, 2007, 67,538,976 shares of the Company’s common stock, par value $0.01 per share, were outstanding.

PART I – FINANCIAL INFORMATON

Item 1. Financial Statements

CareGuide, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except shares and par values)
	March 31,	December 31,
Assets	2007 (unaudited)	2006
Current assets:
Cash and cash equivalents	$ 1,982	$ 5,975
Restricted cash available for current liabilities	3,006	4,717
Securities available for sale	24	24
Securities held for trading	306	284
Notes receivable	-	308
Accounts receivable, net of allowance for doubtful accounts of $585 and $544, respectively	3,866	3,503
Prepaid expenses and other current assets	449	587
Current assets of discontinued operations	343	344
Total current assets	9,976	15,742
Property and equipment, net	2,611	2,948
Intangibles and other assets, net	5,595	5,963
Goodwill	32,673	32,629
Restricted cash	909	908

Total assets	$ 51,764	$ 58,190

Liabilities and stockholders’ equity
Current liabilities:
Claims payable	$ 5,231	$ 7,260
Line of credit	8,000	8,000
Accounts payable and accrued expenses	4,358	4,932
Deferred revenue	177	1,500
Current tax liability	336	344
Current portion of lease obligations	372	365
Current liabilities of discontinued operations	417	425
Total current liabilities	18,891	22,826

Long-term liabilities:
Notes payable	6,601	6,520
Lease obligations, net of current portion	1,011	1,107
Deferred tax liability	7	7
Total liabilities	26,510	30,460

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 80,000,000 shares authorized; 67,538,976 shares issued and outstanding	675	675
Additional paid-in capital	62,717	62,474
Other comprehensive loss	(32)	(32)
Accumulated deficit	(38,106)	(35,387)
Total stockholders’ equity	25,254	27,730
Total liabilities and stockholders’ equity	$ 51,764	$ 58,190

See notes to unaudited consolidated financial statements.

CareGuide, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except per share data)
	Three Months Ended March 31,
	2007	2006
Revenues:
Capitation revenue	$ 3,032	$ 8,705
Administrative and fee revenue	5,139	6,956
Total revenues	8,171	15,661
Cost of services – direct service costs, excluding depreciation and amortization of $583 and $340, respectively	6,735	11,731
Gross profit	1,436	3,930

Operating costs and expenses:
Selling, general and administrative expense	2,989	2,614
Depreciation and amortization	762	549
Total operating costs and expenses	3,751	3,163

Operating (loss) income from continuing operations	(2,315)	767

Other income (expense):
Interest and other income	104	110
Trading portfolio gain (loss)	22	(16)
Interest expense	(489)	(402)
(Loss) income from continuing operations before income taxes and discontinued operations	(2,678)	459

Income tax (expense) benefit	(44)	21
(Loss) income from continuing operations	(2,722)	480
Income from discontinued operations	3	-
Net (loss) income	(2,719)	480
Accretion of preferred stock	-	(11)
Net (loss) income attributable to common stockholders	$ (2,719)	$ 469
Net comprehensive (loss) income attributable to common stockholders	$ (2,719)	$ 468

Net (loss) income per common share-basic and diluted:
(Loss) income from continuing operations	$ (0.04)	$ 0.01
Discontinued operations	-	-
Net (loss) income	$ (0.04)	$ 0.01

Weighted average common shares outstanding:
Basic	67,539	51,072
Diluted	67,539	57,514

See notes to unaudited consolidated financial statements.

CareGuide, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)
	Three Months Ended March 31,
	2007	2006

Cash provided by (used in) operating activities:
Cash received from customers	$ 6,483	$ 11,534
Direct provider costs and claims settlements paid	(4,560)	(4,711)
Salary and benefits paid	(4,021)	(4,222)
Rent expense paid	(391)	(500)
Professional fees paid	(561)	(27)
Other operating expenses paid	(2,742)	(1,227)
Other income received	104	110
Interest expense paid	(191)	(166)
Income taxes paid	(51)	(4)
Net cash (used in) provided by operating activities	(5,930)	787

Cash provided by (used in) investing activities:
Purchases of property and equipment	(38)	(30)
Restricted deposits, net	1,710	1,099
Collection of notes receivable	310	-
Cash (used in) acquired in merger, net of acquisition costs	(45)	4,327
Net cash provided by investing activities	1,937	5,396

Cash used in financing activities:
Principal payments of capital lease obligations	-	(120)
Net cash used in financing activities	-	(120)

Net (decrease) increase in cash and cash equivalents	(3,993)	6,063
Cash and cash equivalents, beginning of period	5,975	2,336
Cash and cash equivalents, end of period	$ 1,982	$ 8,399

Continued on the next page.

CareGuide, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
Continued
(Dollars in thousands)
	Three Months Ended March 31,
	2007	2006
Reconciliation of net (loss) income to net cash (used in) provided by operating activities:
Net (loss) income	$ (2,719)	$ 480
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	762	549
Stock option compensation	25	30
Amortization of warrants	218	229
Interest expense on notes payable	80	-
Additional (loss) income from subleases	(121)	310
Increase in accounts receivable	(362)	(355)
Decrease in prepaid expenses and other current assets	133	186
Decrease in claims payable	(2,029)	(1,169)
Decrease (increase) in accounts payable and accrued expenses	(556)	106
(Decrease) increase in deferred revenue	(1,323)	429
Decrease in other assets	-	74
Reverse trading portfolio (gain) loss	(22)	16
Decrease in current tax liability	(7)	-
Deferred tax benefit	-	(98)
Decrease in current liabilities of discontinued operations	(9)	-
Net cash (used in) provided by continuing operations	$ (5,930)	$ 787

See notes to unaudited consolidated financial statements.

CAREGUIDE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements for the period ended March 31, 2007

1. Organization and Description of Business

The accompanying financial statements for the three months ended March 31, 2007 and 2006 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for these interim periods. These financial statements should be read in conjunction with the audited financial statements and notes thereto, for the nine months ended December 31, 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results for the entire year.

CareGuide, Inc. (the “Company” or “CareGuide”) is a population health management company that provides a full range of healthcare management services to health plans, work/life companies, government entities, and self-funded employers to help them to reduce health care costs while improving the quality of care for the members. The Company has approximately 80 customers across the United States.

The Company’s services may be provided under a variety of contractual arrangements, including capitation, fee-for-service, and case rates. CareGuide also provides case management and disease management for administrative fees only. Contracts may include performance bonuses and shared cost savings arrangements.

2. Mergers

On January 25, 2006, the Company merged with CCS Consolidated, Inc. and its subsidiaries (“CCS”). While the Company was the surviving legal entity in such merger (which may be referred to herein as the “PATY Merger”), CCS securityholders acquired control of the Company, and accordingly, CCS was deemed the acquirer for purposes of accounting.

On December 8, 2006, pursuant to an Agreement and Plan of Merger, dated as of November 3, 2006, by and among CareGuide, Haelan Acquisition Corporation, an Indiana corporation and a newly formed wholly-owned subsidiary of CareGuide (“Merger Sub”), Haelan Corporation, an Indiana corporation (“Haelan”) and Richard L. Westheimer, as securityholders’ representative (the “Haelan Merger Agreement”), Merger Sub merged with and into Haelan (the “Haelan Merger”), and as a result Haelan became a wholly-owned subsidiary of CareGuide. The Haelan Merger Agreement and the Haelan Merger were approved by the shareholders of Haelan at a meeting held on November 20, 2006. In the Haelan Merger, CareGuide paid $1.5 million in cash to Haelan to satisfy certain liabilities of Haelan existing at the closing and specified in the Haelan Merger Agreement, and all outstanding securities of Haelan were exchanged for convertible promissory notes of CareGuide (the “Convertible Notes”) in the aggregate principal amount of $6.5 million. The Convertible Notes are subordinated to the rights of CareGuide’s senior lender.

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

The financial statements presented herein for the three months ended March 31, 2006 are the historical financial statements of the former CCS Consolidated, Inc., with the combined results of operations of the Company (formerly known as Patient Infosystems, Inc.) and CCS Consolidated, Inc. reflected for the period from January 25, 2006 to March 31, 2006.

2. Mergers (continued)

The following unaudited pro forma summary presents the Company’s consolidated results of operations for the three months ended March 31, 2006 as if both the PATY Merger and the Haelan Merger had been consummated on January 1, 2006. The pro forma consolidated results of operations include certain pro forma adjustments, including the amortization of identifiable intangible assets, interest and expenses on certain debt (dollars in thousands, except for share and per share data).

Pro Forma for the Three Months Ended March 31, 2006
Total revenues	$ 17,020
Cost of services – direct service costs	(12,494)
Total operating costs and expenses	(4,250)
Other expenses, net	(359)
Net loss from continuing operations	$ (83)
Net loss per common share - basic and diluted	$ -
Weighted average shares outstanding	67,538,976

The pro forma results are not necessarily indicative of those that would have occurred had the acquisitions been consummated on January 1, 2006.

3. Business Operations

The Company realized net loss of approximately $2.7 million for the three months ended March 31, 2007 and had a working capital deficit of $8.9 million at March 31, 2007. The Company’s ability to continue as a going concern is dependent upon achieving profitability from future operations sufficient to maintain adequate working capital. These financial statements have been prepared assuming the Company will continue as a going concern. Until the Company can sustain sufficient profitable operations or other revenue-generating activities to be self-sufficient, the Company will remain dependent on other sources of capital. Through March 31, 2007, such capital has been obtained from the issuance of capital stock and borrowings from a financial institution. The Company’s primary investors have guaranteed the borrowing from a financial institution (see Note 5) and have committed to provide additional funding to the Company, if required, through January 1, 2008 up to a maximum of $2.0 million. The Company’s lender under the Line of Credit has agreed to extend the maturity date of the Line of Credit to January 1, 2009, subject to the negotiation and execution of definitive documentation and the receipt of necessary consents. There can be no assurance that it will be able to restructure the Line of Credit on terms favorable to the Company or at all prior to its current maturity date.

Management’s plans for dealing with the adverse effects of these conditions include entering into contracts with additional health plans, achieving positive gross margins by exiting or renegotiating under-performing contracts, reducing operating expenses by challenging staffing levels at all of the Company’s locations and considering strategic partnerships with other healthcare companies. The Company is restructuring its operations in 2007 designed to reduce annualized operating expenses by approximately $4.0 million. However, there can be no assurance that the Company will be successful in achieving positive financial results.

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

Reclassification

Certain prior period balances have been reclassified to agree with the current year presentation. There was no effect from these reclassifications on the net income for the three months ended March 31, 2006 or stockholders’ equity reported as of that date.

Depreciation and Amortization

The Company reports all depreciation and amortization expense as an operating expense. For the three months ended March 31, 2007 and 2006, the reported amounts included $583 thousand and $340 thousand, respectively, of depreciation and amortization expenses that were attributable to cost of services.

Restricted Cash

In connection with several of the Company’s customer contracts and office leases, the Company is required to maintain letters of credit and has secured these letters of credit by establishing certificates of deposit totaling $3.3 million at March 31, 2007. These certificates of deposit are included in restricted cash in the consolidated balance sheets.

At March 31, 2007, CCS New Jersey, Inc., a subsidiary of the Company, had on deposit $609,000 with the State of New Jersey as a condition of licensure as an Organized Delivery System in New Jersey. This deposit is included as restricted cash in the consolidated balance sheets.

The portion of restricted cash that is available and that the Company intends to use to satisfy current liabilities is included in current assets. The fair value of restricted cash approximates its carrying value.

Long-Lived Assets

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (SFAS No. 144) which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations, for a disposal of a segment of a business. The Company periodically reviews the carrying value of its long-lived assets to assess recoverability and impairment. The Company recorded no impairments during the three months ended March 31, 2007 or 2006.

4. Summary of Significant Accounting Policies (continued)

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

Reconciliation of Claims Payable
(Dollars in thousands)
	Three Months Ended
	March 31,
	2007	2006

Claims payable, beginning of period	$ 7,260	$ 9,429

Claims Incurred:
Current period	2,828	3,658
Prior periods	(297)	(116)

Total incurred claims	2,531	3,542

Paid Claims:
Current period	(164)	(192)
Prior periods	(2,577)	(1,037)
Claims paid by health plan	(1,819)	(3,482)
Total paid claims	(4,560)	(4,711)

Claims payable, end of period	$ 5,231	$ 8,260

Cost of services for the three months ended March 31, 2007 and 2006 include a benefit of approximately $297 thousand and $116 thousand, respectively, related to the favorable settlement of claims for services included in the prior reporting periods.

4. Summary of Significant Accounting Policies (continued)

Revenue and Major Customers

Capitated fees are due monthly and are recognized as revenue during the period in which the Company is obligated to provide services to members. Administrative fees are recognized during the period in which case management and disease management services are provided. Fee-for-service revenues are recognized during the period in which the related services are provided to members. Fees received in advance are deferred and ultimately recognized in the period in which the Company is obligated to provide service to members.

Certain of the Company’s receivables are based on contractual arrangements which may be subject to retroactive adjustments as final settlements are determined. Such amounts are accrued on an estimated basis in the period the related services are rendered and are adjusted in future periods upon final settlement.

For the three months ended March 31, 2007 and 2006, 37.1% and 55.6%, respectively, of the Company’s total revenue from continuing operations was earned under contracts with affiliates of one customer, Aetna Health Plans (Aetna). The capitated risk contacts with Aetna were terminated effective January 31, 2007. For the three months ended March 31, 2006, 23.3% of the Company’s total revenue from continuing operations was earned under contracts with Health Net, Inc. (“Health Net”). The Health Net contracts were terminated effective May 1, 2006. The Company has contracts with Blue Cross Blue Shield of Michigan (“BCBSM”). The revenues from BCBSM for the three months ended March 31, 2007 and 2006 were 13.3% and 3.6%, respectively, of the total revenues from continuing operations for these periods. Other than these customers, no other one customer accounted for more than 10% of the Company’s total revenue for the three months ended March 31, 2007 and 2006.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - an interpretation of SFAS Statement No. 109, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective January 1, 2007. At December 31, 2006, the Company had available federal net operating loss carryforwards of $66.2 million. Any adjustment in federal income taxes would be offset by a reduction in the net operating loss carryforwards. Upon adoption of FIN 48, the Company reviewed its tax liabilities in connection with various state tax returns and determined that its recorded tax liabilities were adequate. Therefore, there was no effect on the Company’s consolidated financial statements upon adoption of FIN 48 on January 1, 2007.

4. Summary of Significant Accounting Policies (continued)

Stock-Based Compensation Plans

In December 2004, the FASB issued Statement of Financial Standard (“SFAS”) No. 123(Revised), “Share-Based Payment” (“SFAS No.123(R)”), establishing accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments, or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based stock awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123(R) replaces existing requirements under SFAS No. 123, “Accounting for Stock-Based Compensation,” and eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company adopted SFAS 123(R) on April 1, 2006. During the three months ended March 31, 2007, the Company recognized $21,000 in compensation expense for certain stock options in accordance with SFAS No. 123(R). Prior to April 1, 2006, the Company recognized and measured compensation for its stock rights and stock option plans in accordance with APB Opinion No. 25. For the three months ended March 31, 2006, the Company recognized $30,000 of compensation expense in accordance with APB No. 25.

Goodwill and Indefinite Lived Intangible Assets

In July 2001, the FASB issued SFAS No. 141, Business Combinations (SFAS No. 141), and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001, as well as all purchase method business combinations completed after September 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indeterminable useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144. At March 31, 2007 and 2006, the Company tested goodwill and intangible assets with indeterminable useful lives for impairment and determined that no impairments had occurred.

4. Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). This Statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, with FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet assessed the impact, if any, of SFAS No. 157 on its consolidated financial statements.

In September 2006, FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R ("SFAS No. 158"). SFAS No. 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 will be effective as of the end of the fiscal year ending after December 15, 2006. The Company has not yet assessed the impact, if any, of SFAS No. 158 on its consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 ("SFAS No. 159"). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company has not yet assessed the impact, if any, of SFAS No. 159 on its consolidated balance sheets.

4. Summary of Significant Accounting Policies (continued)

Net (Loss) Income Per Share

For the three months ended March 31, 2007 and 2006, the calculations of basic and diluted net (loss) income per share were based on (loss) income attributable to common stockholders of $(2,719) thousand and $469 thousand, respectively, and a basic weighted average number of common shares outstanding of 67,538,976 and 51,071,607, respectively. The Company had 70,295,459 and 57,514,475 fully diluted common shares as of March 31, 2007 and 2006, respectively, after giving effect to 2,756,483 and 6,442,868 weighted average shares underlying outstanding stock options and warrants for the same respective periods. The computation of fully diluted loss per share for the three months ended March 31, 2007 did not include any common stock equivalents of outstanding, options or warrants, because the effect would be anti-dilutive due to the net loss from continuing operations in that period. The calculation of the Company’s net (loss) income per share for the three months ended March 31, 2007 and 2006 is as follows (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2007	2006
(Loss) income from continuing operations	$ (2,722)	$ 480
Dividends and accretion of preferred stock	-	(11)
Net (loss) income attributable to common stockholders from continuing operations	(2,722)	469
Income from discontinued operations	3	-
Net (loss) income attributable to common stockholders	$ (2,719)	$ 469

Weighted average common stock outstanding - basic	67,539	51,072
Weighted average common stock outstanding - diluted	67,539	57,514

Net (loss) income per share, basic and diluted, continuing operations	$ (0.04)	$ 0.01
Income per share, basis and diluted, discontinued operations	-	-
Net (loss) income per share, basic and diluted	$ (0.04)	$ 0.01

5. Long-Term Obligations

Line of Credit

The Company has an $8,000,000 revolving line of credit (the "Line of Credit") with an outside lender for working capital purposes. The Line of Credit bears interest at the outside lender’s prime rate plus 1%, which was 9.25% and 8.75% at March 31, 2007 and 2006, respectively, and is scheduled to expire on October 1, 2007. The Line of Credit is collateralized by all of the Company’s assets, including its investment in all of its subsidiaries. In addition, the outside lender required that the Company obtain unconditional guaranties (the "Guaranties") from its primary investors. Under the terms of the Guaranties, each participating primary investor unconditionally and irrevocably guarantees prompt and complete payment of its pro rata share of the amount the Company owes under the Line of Credit. At March 31, 2007, the full balance of $8,000,000 was outstanding under the Line of Credit.

Convertible Notes Issued in Haelan Merger

The Company completed the Haelan Merger on December 8, 2006, resulting in the issuance of $6.5 million in aggregate principal amount of Convertible Notes (see Note 2). The Convertible Notes are subordinated to the rights to prior payment of the Company's senior lender under the Line of Credit. The Convertible Notes carry an interest rate of 5% per year, compounding annually, mature on December 8, 2009 and are convertible at maturity into shares of common stock of CareGuide, valued based upon the average closing price of the common stock for the 20 consecutive trading days ending on the date prior to conversion. The maturity date of the Convertible Notes may be accelerated in the event of a sale transaction, as defined in the Convertible Notes, involving the Company.

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

6. Stockholders’ Equity

Capital Stock

The Company is authorized to issue up to 100,000,000 shares of capital stock, 80,000,000 designated as common stock, and 20,000,000 designated as preferred stock. As of March 31, 2007 and 2006, there were 67,538,976 shares of common stock outstanding. The Company’s board of directors has approved an amendment to the Company’s certificate of incorporation, which would increase the authorized number of shares of common stock from 80,000,000 to 100,000,000 shares. The proposed amendment will be submitted to the Company’s stockholders for approval at the Company’s 2007 Annual Meeting of Stockholders.

Common Stock held in Escrow

Of the common shares outstanding as of March 31, 2007, 516,796 shares are held by an escrow agent and may be released to Psilos Group Partners II, L.P. (“Psilos”), a stockholder of the Company, upon the occurrence of certain events (the “Success Escrow”). In the event that the criteria for payment to Psilos of the shares held in the Success Escrow are not satisfied in full, all or a portion of such shares will be released from the Success Escrow to all former stockholders of CCS at the effective time of the Merger based on the number of shares of CCS’s common stock, on an as-converted basis, held by each such holder at the closing of the Merger. The shares are expected to be released from the Success Escrow in August 2007.

2005 Equity Incentive Plan

During the fiscal year ended March 31, 2006, CCS’s board of directors and stockholders adopted the CCS Consolidated, Inc. 2005 Equity Incentive Plan (the "2005 Plan") and reserved 1,776,238 shares of CCS common stock for issuance under the 2005 Plan. CCS granted options to certain of its officers under the 2005 Plan to purchase an aggregate of 1,090,095 shares of CCS common stock at $0.30 per share. These options were assumed by the Company as part of the merger with CCS, and were converted into options to purchase an aggregate of 1,399,290 shares of the Company's common stock at an exercise price of $0.2337 per share, based on the exchange ratio for CCS’s common stock in the such merger. The options granted under the 2005 Plan and assumed by the Company have a term of ten years from the date of grant. The options were accelerated in connection with the merger so that they were 25% vested as of January 25, 2006 and will vest in 36 monthly installments thereafter. No options were granted for the three months ended March 31, 2007. As discussed in Note 4, during the thee months ended March 31, 2007 and 2006, the Company recognized compensation expense related to these options of $21 thousand and $30 thousand, respectively.

Amended and Restated 1995 Stock Option Plan

The Company continues to administer the Patient Infosystems 1995 Stock Option Plan (the “PATY Plan”). As of March 31, 2007, there are options to purchase 225,963 shares of the Company's common stock outstanding under the PATY Plan, with a weighted average exercise price of $2.93 per share. The PATY Plan expired in 2005 and no further grants of options may be awarded under the PATY Plan.

2007 Equity Incentive Plan

The Company’s board of directors has approved a 2007 Equity Incentive Plan (the “2007 Plan”), which approval is subject to the approval of the 2007 Plan by the Company’s stockholders at the Company’s 2007 Annual Meeting of Stockholders. If approved by the Company’s stockholders, the Company will reserve 7,000,000 shares of its common stock for issuance under the terms of the 2007 Plan.

6. Stockholders’ Equity (continued)

Stock-Based Compensation Expense

In accordance with SFAS No. 123(R), which the Company adopted on April 1, 2006, the Company's net income for the three months ended March 31, 2007 gives effect to $21 thousand of expense related to certain stock options and warrants granted in prior periods. Upon adoption of SFAS No. 123(R), the Company used the modified prospective transaction method, which requires that compensation expense be recorded for all non-vested options beginning with the first quarter of adoption. Prior periods were not restated to reflect the impact of adopting SFAS No. 123(R) on April 1, 2006. Income before taxes, net income, cash flows from operating activities, cash flows from financing activities and basic and diluted earnings per share for the three months ended March 31, 2007 were lower by approximately $3 thousand, $0, $0, $0, $0.00 and $0.00, respectively, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25 for awards under the PATY Plan and the 2005 Plan. During the three months ended March 31, 2006 the Company reported such stock option expenses on a pro-forma basis only, in accordance with SFAS No. 123. The Company determines the stock-based employee compensation using the Black-Scholes Option Pricing Model. For comparative purposes, the pro forma net income for three months ended March 31, 2006 is indicated below (dollars in thousands):

For Three Months Ended March 31, 2006
Net income attributable to common stockholders, as reported	$ 469
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3)
Pro forma net income	$ 466
Net loss per share – basic and diluted – as reported	$ 0.01
Net loss per share – basic and diluted – pro forma	$ 0.01
Weighted average common shares – basic	51,072
Weighted average common shares - diluted	57,514

The Company did not grant any stock options or other stock awards during the three months ended March 31, 2007 and 2006.

7. Commitments and Contingencies

Commitments

Employment Agreements

The Company has entered into employment agreements with certain management employees, which include, among other things, annual base salaries, non-competition provisions, salary continuation benefits, performance bonuses based upon the overall profitability of the Company and certain other non-cash benefits, including life, health and disability insurance. Employment agreements are automatically renewable for successive one-year terms.

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

7. Commitments and Contingencies (continued)

Litigation

The Company is subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of such pending legal proceedings will not have a material adverse effect on the Company’s results of operations or financial position.

Call Option Liability

The Company is party to call option agreements with an underwriter and its affiliates, which entitle certain holders to purchase up to 153,518 shares of American Caresource Holdings, Inc. common stock (“ACSH”) from the Company for $6.00 per share at any time until October 31, 2010. The options were granted in connection with an offering of the Company’s securities underwritten by the holder. The 153,518 shares held for trading are valued at market price, and the call options are considered derivative instruments and are carried at fair value. The fair value of each call option is determined using the Black-Scholes method using the following assumptions at March 31, 2007: volatility 70.79%, interest rate 4.72%, average life of 1.79 years. Changes to the fair market of the trading portfolio and the call option obligation are recognized in the accompanying consolidated statement of operations. For the three months ended March 31, 2007 and 2006, the Company recognized a gain (loss) of $22 thousand and $(16) thousand, respectively, in the trading portfolio, which gains (losses) were partially offset by an increase (decrease) in the call option liability of $16 thousand and $(19) thousand, respectively, for such periods.

As of March 31, 2007, the Company held 166,610 shares of ACSH common stock and has designated 153,518 shares as trading securities because these shares would be used to satisfy the call options.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis provides a review of our operating results and cash flows for the three months ended March 31, 2007 and 2006 and our financial condition at March 31, 2007. The focus of this discussion and analysis is on the underlying business reasons for significant changes and trends affecting our revenues, results of operations, cash flows and financial condition. This discussion and analysis should be read in conjunction with our accompanying consolidated unaudited financial statements and related notes thereto included in this quarterly report, as well as in conjunction with our consolidated audited financial statements for the nine months ended December 31, 2006, included with our Transition Report on Form 10-KSB filed with the SEC on April 17, 2007.

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

The review of our operating results and cash flows for the three months ended March 31, 2006 includes the results of CCS Consolidated and its subsidiaries only (excluding the Company (formerly Patient Infosystems, Inc.)) for the period from January 1, 2006 to January 25, 2006 and includes the results of CareGuide, Inc. (formerly Patient Infosystems, Inc.) and its subsidiaries (including CCS Consolidated) from the merger date of January 25, 2006 through March 31, 2006. The review of our operating results and cash flows for the three months ended March 31, 2007 includes the results of CareGuide and all of its subsidiaries, including CCS Consolidated and Haelan. The review of our financial condition as of March 31, 2007 includes CareGuide, Inc. and all consolidated subsidiaries, including CCS Consolidated and Haelan.

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

We consider one of our greatest strengths to be our proprietary One Care Street™ product, which we believe has the ability to identify which health members in a covered population are most likely to utilize healthcare services in the next six to twelve months. Without relying on claims data like traditional predictive models, One Care Street has been demonstrated to be able to recognize individuals who will seek care before they have acute needs. In addition, our research has shown that One Care Street can prospectively identify members who are most likely to generate the highest medical costs in each current year, absent intervention by s service provider such as us. Based upon our research in the health perception field, we believe that One Care Street exceeds the predictive power of many traditional models.

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

We have entered into service agreements to develop, implement and operate programs for: (i) patients who have recently experienced certain cardiovascular events; (ii) patients who have been diagnosed with primary congestive heart failure; (iii) patients suffering from asthma; (iv) patients suffering from diabetes; (v) patients who are suffering from hypertension; (vi) demand management, which provides access to nurses; (vii) case and utilization management services provided by a third party; (viii) various survey initiatives which assess, among other things, satisfaction, compliance of providers or payors to national standards, health status or risk of specific health related events; and (ix) the performance of specific administrative and management functions on behalf of a customer. These contracts provide for fees to be paid to us by our customers based upon the number of patients participating in each of our programs, as well as initial program implementation and set-up fees from customers. In addition, we maintain a 24-hour, seven days a week nurse help line, and we also provide health management services to the public sector.

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

While we have historically derived the majority of our revenues from risk-based contracts, we have been exiting the capitated risk business over the last few years. Our current strategic direction is to develop the "next generation" of disease and care management services, using our predictive modeling, health coaching and our full range of health care interventions. The last of our risk-based contracts terminated January 31, 2007, and we expect most future contracts to be on the basis of ASO or fee-for-service. Related to these business model changes through the first few months of 2007, we reduced our employee count through the elimination of positions directly attributable to our risk-based contracts. In April 2007, we announced an additional restructuring initiative which involves an expected reduction in operating expenses and a strategic realignment of certain functions inside the company.

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

Some of our revenues are based on contractual arrangements which may be subject to retroactive adjustments as final settlements are determined. Such amounts are recorded on an estimated basis in the period the related services are rendered and are adjusted in future periods upon final settlement. Additionally, certain contracts provide that a portion of our fees may be refundable to the customer (“performance-based”) if our programs do not achieve, when compared to a baseline period, a targeted percentage reduction in the customer’s healthcare costs or other selected criteria that focuses on improving the health of the members. Such fees are recorded as a deferred revenue liability and we recognize the performance-based portion of our monthly fees as revenue based on the most recent assessment of the performance of the particular metric measured in the contract.

Intangibles and Other Assets

Intangible and other assets consist primarily of websites, trade names, trademarks, covenants not to compete, and customer relationships and are generally derived upon acquisitions of subsidiaries. Such intangible assets are amortized to expense over the estimated life of the asset. We engage the services of an independent valuation firm to assist in identification of and valuation of the intangible assets at time of acquisition.

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

RESULTS OF OPERATIONS

The following financial table presents unaudited data regarding our results of operations, financial position and cash flows as of and for the three months ended March 31, 2007 and 2006. Such data was derived from our consolidated financial statements. This information should be read in conjunction with our consolidated unaudited financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 and the related notes thereto. All dollar amounts are stated in thousands of dollars:

	For the Three Months Ended
	March 31,	March 31,	Fav. (Unfav.)
	2007	2006	Variance
Operating Results
Capitated Revenue
Aetna	$ 3,032	$ 8,705	$ (5,673)
Total capitated revenue	$ 3,032	$ 8,705	$ (5,673)

Administrative and Fee Revenue
Health Net	$ 4	$ 3,652	$ (3,648)
Aetna	3	9	(6)
Blue Cross Blue Shield of Michigan	1,089	565	524
InnovaCare Division	-	475	(475)
Customers acquired in Haelan merger	1,218	-	1,218
Other	2,825	2,255	570
Total administrative and fee revenue	$ 5,139	$ 6,956	$ (1,817)

Total Revenue
Health Net	$ 4	$ 3,652	$ (3,648)
Aetna	3,035	8,714	(5,679)
Blue Cross Blue Shield of Michigan	1,089	565	524
InnovaCare Division	-	475	(475)
Customers acquired in Haelan merger	1,218	-	1,218
Other	2,825	2,255	570
Total revenue	$ 8,171	$ 15,661	$ (7,490)

Percentage of Revenue by Customer
Health Net	0.1%	23.3%	(23.2)%
Aetna	37.1%	55.6%	(18.5)%
Blue Cross Blue Shield of Michigan	13.3%	3.6%	9.7%
InnovaCare Division	0.0%	3.0%	(3.0)%
Customers acquired in Haelan merger	14.9%	0.0%	14.9%
Other	34.6%	14.5%	20.1%
Total revenue	100.0%	100.0%

	For the Three Months Ended
	March 31,	March 31,	Fav. (Unfav.)
	2007	2006	Variance
Direct Service Costs
Incurred claims	$ 2,529	$ 7,744	$ 5,215
Direct clinical expenses	4,206	3,987	(219)
Total direct service costs	$ 6,735	$ 11,731	$ 4,996

Direct Service Costs as a Percentage of Revenue
Incurred claims as a percentage of total revenue	30.9%	49.4%	18.5%
Direct clinical expenses as a percentage of total revenue	51.5%	25.5%	(26.0)%
Total direct service costs as a percentage of total revenue	82.4%	74.9%	(7.5)%

Gross profit	$ 1,436	$ 3,930	$ (2,494)
Gross profit as a percentage of total revenue	17.6%	25.1%	(7.5)%

Operating Costs and Expenses
Selling and administrative expenses	$ 2,989	$ 2,614	$ (375)
Depreciation and amortization expense	762	549	(213)
Total operating costs and expenses	$ 3,751	$ 3,163	$ (588)

Operating (loss) income from continuing operations	$ (2,315)	$ 767	$ (3,082)

Other Income (Expense)
Interest income	$ 104	$ 110	$ (6)
Interest expense:
Interest on Line of Credit	(191)	(173)	(18)
Interest on Notes Payable	(80)	-	(80)
Amortization of warrants	(218)	(229)	11
Total interest expense	(489)	(402)	(87)
Trading portfolio gain (loss)	22	(16)	38
Net other income (expense)	$ (363)	$ (308)	$ (55)

(Loss) income from continuing operations before income taxes	$ (2,678)	$ 459	$ (3,137)
Income tax (expense) benefit	(44)	21	(65)
(Loss) income from continuing operations	(2,722)	480	(3,202)
Income from discontinued operations	3	-	3
Net (loss) income	$ (2,719)	$ 480	$ (3,199)

	March 31,	December 31,	Increase
Balance Sheet Data	2007	2006	(Decrease)
Total Assets
Cash and cash equivalents	$ 1,982	$ 5,975	$ (3,993)
Restricted cash for current liabilities	3,006	4,717	(1,711)
Securities held for sale	24	24	-
Securities held for trading	306	284	22
Accounts receivable, net	3,866	3,503	363
Other current assets	792	1,239	(447)
Total current assets	9,976	15,742	(5,766)
Goodwill	32,673	32,629	44
Long term assets	9,115	9,819	(704)
Total assets	$ 51,764	$ 58,190	$ (6,426)

Liabilities and Stockholders' Equity
Claims payable	$ 5,231	$ 7,260	$ (2,029)
Line of Credit	8,000	8,000	-
Other current liabilities	5,660	7,566	(1,906)
Total current liabilities	18,891	22,826	(3,935)
Notes payable	6,601	6,520	81
Lease obligations, net of current portion	1,011	1,107	(96)
Other long-term liabilities	7	7	-
Total liabilities	26,510	30,460	(3,950)
Stockholders' equity	25,254	27,730	(2,476)
Total liabilities and stockholders' equity	$ 51,764	$ 58,190	$ (6,426)
	For the Three Months Ended
	March 31,	March 31,	Fav.(Unfav.)
	2007	2006	Variance
Cash Flow Data
Cash provided by (used in) operating activities:
Cash received from customers	$ 6,483	$ 11,534	$ (5,051)
Direct provider costs and claims settlements paid	(4,560)	(4,711)	151
Salary and benefits paid	(4,021)	(4,222)	201
Other operating expense	(3,832)	(1,814)	(2,018)
Net cash (used in) provided by operating activities	(5,930)	787	(6,717)
Cash provided by (used in) investing activities:
Purchases of property and equipment	(38)	(30)	(8)
Restricted deposits, net	1,710	1,099	611
Collection of notes receivable	310	-	310
Cash (used in) acquired in merger, net of acquisition costs	(45)	4,327	(4,372)
Net cash provided by investing activities	1,937	5,396	(3,459)
Cash used in financing activities:
Principal payments of capital lease obligations	-	(120)	120
Net cash used in financing activities	-	(120)	120
Net (decrease) increase in cash and cash equivalents	(3,993)	6,063	(10,056)
Cash and cash equivalents, beginning of period	5,975	2,336	3,639
Cash and cash equivalents, end of period	$ 1,982	$ 8,399	$ (6,417)

CareGuide’s historical business model was the acceptance of capitated risk to provide post-acute services to members of a health plan’s covered population. Under this model, we received capitated PMPM revenue for all covered members. We then paid the claims of the members that needed services. Thus, the capitated revenue received included the cost of claims, as well as our expenses to provide our services. During the three months ended March 31, 2006, we accepted capitated risk from Aetna Health Plans (“Aetna”). We had previously accepted capitated risk from Health Net. The Health Net contracts fully converted from capitated risk to ASO effective as of January 1, 2006. Therefore, we received administration fees from Health Net during the three months ended March 31, 2006. All of our Health Net contracts were terminated effective May 1, 2006, and all of our contracts with Aetna were terminated effective January 31, 2007. Therefore, during the three months ended March 31, 2007, we accepted capitated risk from Aetna for the month of January 2007 only and recorded only minor amounts of administration fee revenue from Health Net and Aetna.

In connection with the transition from a capitated risk entity to an integrated disease and care management entity, we have undertaken restructuring initiatives. As a result of these initiatives, we anticipate reductions in force aggregating approximately 50 full-time employees with annual salaries and benefits in excess of $3.5 million. We currently estimate severance and other termination costs in connection with these restructuring initiatives of approximately $0.5 million. The restructurings are expected to be completed by the fall of 2007. These restructuring initiatives did not have a material effect on our results of operations for the three months ended March 31, 2007.

The following comparisons of our operating results refer to the financial data listed in the tables above.

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Capitation Revenue

As described above, we accepted capitated risk from Aetna during the three months ended March 31, 2006. The related capitated revenues for this period were $8.7 million. As the capitated risk contracts were terminated effective January 31, 2007, we recognized capitated revenue for the month of January 2007 only, which aggregated $3.0 million.

Administrative and Fee Revenue

During the three months ended March 31, 2006, we received administrative and fee revenue from Health Net of $2.4 million. In addition, we recognized $1.2 million in bonus revenue from Health Net for performance under a program designed to reduce Health Net’s costs. As noted above, the contracts with Health Net were terminated effective May 1, 2006. Therefore, there was a decrease in administrative and fee revenue related to Health Net of $3.6 million during the three months ended March 31, 2007 as compared to the same period of the prior year.

In July 2005, we implemented a new contract to offer complex care services to certain members covered by Blue Cross Blue Shield of Michigan (“BCBSM”). We receive a monthly case rate for each case serviced in the month. The number of cases serviced has generally grown since the beginning of the contract. The administration and fee revenue related to this contract for the three months ended March 31, 2007 and 2006 was $807 thousand and $565 thousand, respectively. We began a second contract to other members covered by BCBSM in November 2006. The administration and fee revenue for this second BCBSM contract for the three months ended March 31, 2007 was $282 thousand.

At December 31, 2006, we closed a division of the Company, the InnovaCare division. This division had administration and fee revenue of $475 thousand for the three months ended March 31, 2006. We believe that the closure of the InnovaCare division and the related loss of contracts being serviced by that division will not have a material impact on our future profitability.

We purchased Haelan in December 2006. This subsidiary contributed $1.2 million of administrative and fee revenue for the three months ended March 31, 2007. Growth in our existing contracts and new contracts other than those acquired in the Haelan merger accounted for an additional increase of $570 thousand in administrative and fee revenue for the three months ended March 31, 2007 as compared to the same period of the prior year.

The net decrease in administrative and fee revenue for the three months ended March 31, 2007 as compared to the same period of the prior year was $1.8 million.

Total Revenues

Our total revenues for the three months ended March 31, 2007 aggregated $8.2 million, a decrease of $7.5 million from the same period of the prior year. This decrease was the net result of the $5.7 million decrease in Aetna capitated revenues, $3.6 million decrease in total Health Net revenues, increase in revenues from BCBSM of $0.5 million, the decrease of $0.5 million of revenues due to the closure of the InnovaCare division, revenues generated from the acquisition of customers in our merger with Haelan of $1.2 million and growth in existing contracts and other new customers of $0.6 million.

Direct Service Costs

Direct service costs consist of incurred claims on capitated risk and fee-for-service business and the direct clinical costs of providing our services to customers and members of customers. For the three months ended March 31, 2007 and 2006, the direct service costs exclude $583 thousand and $340 thousand, respectively, of depreciation and amortization cost attributable to direct service costs but that are reported as an operating cost. The decrease in direct service costs of $5.0 million for the three months ended March 31, 2007, when compared to the same period of the prior year, is a net result of the following factors:

•

The termination of the Aetna capitated risk contracts discussed above resulted in a decrease in direct service costs for the three months ended March 31, 2007 as compared to the same period of the prior year of $4.8 million.

•	There was a decrease in incurred claims related to Health Net of $0.5 million for these periods due to the termination of the Health Net contracts.
•	The purchase of Haelan in December 2006 added $0.4 million of direct service costs for the three months ended March 31, 2007.

Gross Profit

Our gross profit for the three months ended March 31, 2007 decreased by $2.5 million to $1.4 million from $3.9 million for the same period of the prior year. This decrease was the net result of the $1.2 million bonus revenue recognized in the prior year period and the termination of the Aetna and Health Net contracts, partially offset by the $0.9 million gross profit contributed from contracts acquired in the merger with Haelan that occurred in December 2006. For the three months ended March 31, 2007 and 2006, the gross profit excludes $583 thousand and $340 thousand, respectively, of depreciation and amortization cost attributable to direct service costs but that are reported as an operating cost.

Selling, General and Administrative Expenses (“SG&A”)

SG&A increased by $375 thousand during the three months ended March 31, 2007, when compared to same period of the prior year. During the three months ended March 31, 2006, we recognized a loss on a sublease of office space of $394 thousand. Our merger with Haelan accounted for an increase of $400 thousand during the three months ended March 31, 2007 as a result of additional employees acquired in the merger. There was an increase of $259 thousand of SG&A expenses related to growth of existing contracts and new contracts, partially offset by reductions in SG&A expenses due to the Health Net termination.

Depreciation and Amortization Expense

Depreciation and amortization expense related to fixed and intangible assets for the three months ended March 31, 2007 increased by $213 thousand when compared to the same period of the prior year. During the three months ended March 31, 2007, we amortized fixed and intangible assets acquired in our mergers with PATY and Haelan of $648 thousand, which represented an increase of $511 thousand from the same period of the prior year. This increase was partially offset by a reduction of $298 thousand in depreciation and amortization of other fixed assets which became fully depreciated or amortized at some point since March 31, 2006. . For the three months ended March 31, 2007 and 2006, the reported amounts included $583 thousand and $340 thousand, respectively, of depreciation and amortization expenses that were attributable to cost of services.

Other Income (Expense), net

Interest income decreased by $6 thousand during the three months ended March 31, 2007 when compared to the same period of the prior year.

Interest expense on our line of credit with Comerica Bank (the "Line of Credit") increased by $18 thousand during the three months ended March 31, 2007 when compared to the same period of the prior year due to increased interest rates.

Certain of our principal stockholders have guaranteed our obligations under the Line of Credit and as compensation those stockholders were issued warrants to purchase shares of our common stock. These warrants have been amortized to interest expense over the life of the loan. The warrant amortization was $218 thousand and $229 thousand for the three months ended March 31, 2007 and 2006, respectively. The offset to this expense is an increase in paid-in capital. Thus, there is no impact on stockholders’ equity for this expense.

In connection with the purchase of Haelan in December 2006, we issued $6.5 million of convertible notes payable which accrue interest at a 5% per year compounded rate. During the three months ended March 31, 2007, we recognized $80 thousand of interest expense in connection with these notes.

Prior to the PATY merger, PATY effected a spin-off of its subsidiary, American Caresource Holdings, Inc. (“ACSH”). PATY retained 166,610 shares of ACSH common stock following the spin-off. We have classified 13,092 shares of common stock of ACSH held by us as available-for-sale and such shares are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of our stockholders’ equity. The remaining 153,518 shares of ACSH common stock have been classified as a trading portfolio as such shares may be needed to satisfy a call option that we have granted on these shares to a holder who acted as an underwriter of PATY's securities in a private placement offering in 2005, as described in Note 7 to our consolidated unaudited financial statements included in this report. We carry this trading portfolio at fair value, with unrealized gains and losses reported as a component of our consolidated statements of operations. The value of the ACSH common stock declined in the three months ended March 31, 2006, but increased in the three months ended March 31, 2007.

Income tax expense

Income tax expense for the three months ended March 31, 2007 was $44 thousand compared to a tax benefit of $21 thousand recognized in the same period of the prior year.

Net (Loss) Income

We recognized a net loss of $2.7 million for the three months ended March 31, 2007. We recognized net income for the three months ended March 31, 2006 of $480 thousand. This decrease of $3.2 million was due to the $1.2 million bonus revenue recognized in the three months ended March 31, 2006 and the terminations of the Health Net and Aetna contracts.

As discussed above, the new integrated product featuring One Care Street coupled with the restructuring initiatives are designed to increase revenues while reducing direct service costs and other operating costs. We believe that we will begin to see the benefit of these initiatives in the fall of 2007.

Liquidity and Capital Resources

Comerica Line of Credit.

We have obtained an $8.0 million revolving line of credit with Comerica Bank (the "Line of Credit"). The Line of Credit bears interest at Comerica’s prime rate plus 1%, which was 9.25% and 8.75% at March 31, 2007 and 2006, respectively. We have fully borrowed against this facility, and the full amount is currently due and payable on October 1, 2007. The Line of Credit is collateralized by all of our tangible assets, including our investment in all of our subsidiaries. Our obligations to Comerica under the Line of Credit have been guaranteed by certain of our subsidiaries as well as certain of our principal stockholders. Under the terms of the guarantees, each such stockholder unconditionally and irrevocably guarantees prompt and complete payment of its pro rata share of the amount owed by us under the Line of Credit. As compensation for their guarantees, these stockholders were issued warrants to purchase shares of our common stock, which warrants vested based on the outstanding balance of the Line of Credit through November 2006. The warrants became fully vested in November 2006 and were exercised in full. At the time of the merger with PATY, the shares of our common stock underlying the warrants had been issued into escrow, and such shares were released from escrow upon the exercise of the warrants. No additional shares were issued by us upon the exercise of the warrants by these stockholders.

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

As described above, the full balance under the Line of Credit, plus any accrued but unpaid interest, is currently due and payable on October 1, 2007. In connection with the Haelan acquisition, we committed not to extend the maturity date of or refinance the Line of Credit any further so long as the Haelan Notes are outstanding, unless such refinancing or extension allows for the Haelan Notes to be repaid in accordance with their terms, without the consent of the holders of the Haelan Notes. We do not currently anticipate that we will be able to satisfy our obligations under the Line of Credit with operating cash. As a result, we expect that it will be necessary to restructure the Line of Credit or to find an alternative lender before maturity of the Line of Credit. Our lender under the Line of Credit has agreed to extend the maturity date of the Line of Credit to January 1, 2009, subject to the negotiation and execution of definitive documentation and the receipt of necessary consents. We are also in discussions with the lender to possibly increase the size of this facility. Despite our current agreement with the lender regarding the extension of the maturity date of the Line of Credit, there can be no assurance that definitive documentation will be executed or that we will be able to restructure the Line of Credit on terms favorable to us or at all prior to its current maturity date. If we are successful in negotiating an extension and/or increase in the Line of Credit, we believe that all or a portion of our obligations will continue to be guaranteed by certain of our subsidiaries as well as certain of our principal stockholders, which may be different from the stockholders that currently guarantee the Line of Credit. We also anticipate that we may be required to provide consideration, which we believe would likely be in the form of warrants to purchase shares of our common stock, to the guarantors of the extended Line of Credit as compensation for their guarantees, and our stockholders would experience dilution of their ownership to the extent that we issue any such warrants, and such dilution could be substantial. We expect that the exercise price of such warrants would be equal to the closing price of our common stock on the date of grant and the fair market value of any such warrants would be expensed over the life of the extension of the Line of Credit.

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

Working Capital and Restructuring Plan

As of March 31, 2007, we had a deficit in working capital of $8.9 million. This deficit is inclusive of the $8.0 million Line of Credit discussed above, which has a maturity date of October 1, 2007. Our Aetna capitated risk contracts were terminated as of January 31, 2007. These contracts resulted in cash inflows of approximately $1.2 million per month and as a result of the contract termination these inflows will not be available in the future. Additionally, there will be a delay in the reduction of cash outflows related to these Aetna risk contracts as we will be paying claims in future periods related to claims reserves as of December 31, 2006 and will incur restructuring costs as a result of our ceasing the Aetna-related operations.

We are dependent on continued growth of our ASO and fee-for-service revenue contracts to replace the cash flow that was historically generated from our capitated risk contracts. We have implemented a restructuring program in 2007 to streamline and restructure our operations to focus on our core business of population healthcare management where we are not at-risk for provider claims. Under our restructuring initiatives, we expect to reduce our overall operating expenses to align with our current business model, and we believe that as a result of actions taken and to be taken under those initiatives, our existing cash and cash equivalents and short-term investment balances and cash from operations will be sufficient to fund our operations expenditures and growth initiatives. We do not believe that such resources will be sufficient to repay the $8.0 million Line of Credit loan that matures October 1, 2007 as discussed above.

Certain of our stockholders (Essex Woodlands Health Ventures, Psilos Group Partners, Radius Ventures Partners, John Pappajohn and Derace Schaffer, M.D) have signed a letter dated April 16, 2007 which provides that, in the event that CareGuide should require additional funding to continue our operations through January 1, 2008, these stockholders will provide the necessary additional funding, up to $2.0 million in the aggregate, to CareGuide in amounts to be determined between and among this investor group. These investors collectively own approximately 57% of our common stock.

Capitated Risk Contracts

In connection with our acceptance of capitated risk, our customers required us to provide them with letters of credit for their protection in case we did not have sufficient resources to pay the related claim liabilities. These letters of credit are generally collateralized by certificates of deposit and are shown on our consolidated financial statements as “Restricted cash available for current liabilities.” Such restricted cash balances as of March 31, 2007 and December 31, 2006 were $3.0 million and $4.7 million, respectively. Aetna was paid $1.7 million from our restricted cash in March 2007 as final payment for the negotiated settlement for the 2004 and 2005 contract years.

Our claims payable liability at March 31, 2007 was $5.2 million, which exceeded the restricted cash available for current liabilities by $2.2 million. Any excess of claim liabilities over restricted cash will have to be paid out of operating cash.

Cash Flows

In connection with the Aetna capitated contracts, we recorded 100% of the capitated revenues and 100% of the capitated incurred claims. However, we did not pay all the claims. Aetna also paid a portion of the claims, and consequently retained cash to pay these claims. Reconciliations are performed periodically for the claims Aetna paid for periods in time that is compared to the cash Aetna retained for such period. If Aetna pays less than the cash it retained, it will owe this amount to us. If Aetna pays more than the cash it retained, we will owe Aetna this excess. As described above, we paid $1.7 million to Aetna for the final payment related to the reconciliation for the 2004 and 2005 contract years in March 2007, but this did not affect our operating cash as the amount was paid from reductions in restricted cash.

The net cash used in operating activities for the three months ended March 31, 2007 was $5.9 million, inclusive of the $1.7 million paid to Aetna discussed above. We paid other claims during this period of $2.9 million. This amount will be reduced in future periods as we have exited the capitated risk business. We expect future uses of cash to decrease due to the restructuring initiatives discussed above. We also expect collections of revenue to increase due to the introduction of our integrated health management product discussed in this report.

During the three months ended March 31, 2006, we generated net cash provided by operating activities of $787 thousand, primarily due to increases in deferred revenue.

The acquisition of PATY in January 2006 provided operating cash of $4.3 million during the three months ended March 31, 2006. We paid related acquisition costs of approximately $0.9 million during the nine months ended December 31, 2006. We also paid approximately $1.7 million during the nine months ended December 31, 2006 for the purchase of Haelan. During the three months ended March 31, 2007, we paid $45 thousand of additional acquisition costs related to the acquisition of Haelan in December 2006.

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

Inflation

Inflation did not have a significant impact on our operations during the three months ended March 31, 2007 and 2006. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - an interpretation of SFAS Statement No. 109, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective January 1, 2007. At December 31, 2006, we had available federal net operating loss carryforwards of $66.2 million. Any adjustment in federal income taxes would be offset by a reduction in the net operating loss carryforwards. Upon adoption of FIN 48, we reviewed its tax liabilities in connection with various state tax returns and determined that our recorded tax liabilities were adequate. Therefore, there was no effect on our consolidated financial statements upon adoption of FIN 48 on January 1, 2007.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). This Statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, with FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have not yet assessed the impact, if any, of SFAS No. 157 on our consolidated financial statements.

In September 2006, FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R ("SFAS No. 158"). SFAS No. 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 will be effective as of the end of the fiscal year ending after December 15, 2006. We have not yet assessed the impact, if any, of SFAS No. 158 on our consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 ("SFAS No. 159"). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. We have not yet assessed the impact, if any, of SFAS No. 159 on our consolidated balance sheets.

FORWARD LOOKING STATEMENTS

This report, and other filings by us with the Securities and Exchange Commission (“SEC”), including the information incorporated by reference herein, contains various forward-looking statements and information that are based on our beliefs and assumptions, as well as information currently available to us. From time to time, we and our officers, directors or employees may make other oral or written statements (including statements in press releases or other announcements) that contain forward-looking statements and information. Without limiting the generality of the foregoing, the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “seek,” “will result,” “will continue,” “project” and similar expressions (or the negative of such words and expressions), when used in this Quarterly Report on Form 10-Q and in such other filings and statements, are intended to identify forward-looking statements, although some statements may use other phrasing. All statements that express expectations and projections with respect to future matters, including, without limitation, statements relating to growth, new lines of business, expectations of the business environment in which we operate, perceived opportunities in the market, our mission and strategy, and general optimism about future operating results, are forward-looking statements and speak only as of the date made. All forward-looking statements and information in this Quarterly Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, as amended, and are intended to be covered by the safe harbors created thereby. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, the risk factors set forth below. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. Many of such factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. In providing forward-looking statements, we expressly disclaim any obligation to update publicly or otherwise these statements, whether as a result of new information, future events or otherwise except to the extent required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to market risk related to interest rate changes, primarily as a result of the Line of Credit, which bears interest based on floating rates. Advances under the Line of Credit bear interest at our lender’s prime rate plus 1.0%. A one-point interest rate change would have resulted in interest expense fluctuating approximately $20 thousand for the three months ended March 31, 2007.

We do not execute transactions or hold derivative financial instruments for hedging or speculative purposes.

Item 4. Controls and Procedures.

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

Under the supervision and with the participation of our management, including our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of March 31, 2007, the end of the period covered by this report. We have recently identified a material weakness in our internal controls over the accounting for lease modifications. Controls surrounding lease modifications did not ensure that such modifications were properly recognized in the accounting records on a timely basis. This identification resulted in the restatement of previously issued consolidated financial statements (see Note 3 to our consolidated audited financial statements for the nine months ended December 31, 2006, included with our Transition Report on Form 10-KSB filed with the SEC on April 17, 2007). We are correcting the internal controls over the accounting for lease modifications. Based upon this evaluation and as a result of the identified material weakness, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective for the recording, processing, summarizing and reporting the information that we are required to disclose in the reports we file under the Exchange Act within the time periods specified in the SEC’s rules and forms. Management nevertheless has concluded that the accompanying consolidated financial statements included in this Form 10-Q present fairly, in all material respects, the results of our operations and our financial position for the three months ended March 31, 2007 and 2006 presented in conformity with generally accepted accounting principles.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to various legal claims and actions incidental to our business, including professional liability claims. We maintain insurance, including insurance covering professional liability claims, with customary deductible amounts. There can be no assurance that (i) claims will not be filed against us in the future, (ii) prior experience with respect to the disposition of litigation is representative of the results that will occur in future cases or (iii) adequate insurance coverage will be available at acceptable prices for incidents arising or claims made in the future. There are no pending legal or governmental claims to which we are a party that we believe would, if adversely resolved, have a material adverse effect on our operations.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes in our risk factors from those set forth in our Transition Report on Form 10-KSB for the nine months ended December 31, 2006, filed with the Securities and Exchange Commission on April 17, 2007.

The majority of our assets is comprised of goodwill acquired in acquisitions, which goodwill could become impaired as a result of decreases in our stock price.

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”), we test goodwill annually for impairment each March 31. We have completed our annual goodwill impairment test as of March 31, 2007 and determined that no impairment was required to be recorded as of that date. No assurances can be given that goodwill will remain unimpaired in the future. Our next annual impairment test will be performed as of March 31, 2008, however, SFAS 142 requires that goodwill be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below the amount of its stockholders’ equity. Each quarter we will assess whether an impairment test prior to March 31, 2008 is necessary based on pertinent facts and circumstances. One such factor is the Company’s market value as indicated by the price of our common stock on the Over-the-counter Bulletin Board (OTCBB). Our total stockholders’ equity as of March 31, 2007 was approximately $25.3 million. As of May 14, 2007, the total market value of our outstanding capital stock was approximately $14.9 million, based upon the closing price of our common stock on the OTCBB. If total stockholders’ equity continues to exceed the total market value of our outstanding common stock (as indicated by our stock price on the OTCBB) for other than a temporary period, this factor may lead us to conclude that events or circumstances have occurred that would lead us to perform an impairment assessment prior to March 31, 2008. If, as a result of an annual or interim impairment assessment, we determine that total stockholders’ equity exceeds the fair value of the Company (which value may be different than the amount indicated using our stock price on the OTCBB) we would be required to write down the value of such goodwill on our balance sheet such that the resulting total stockholders’ equity will not exceed the value of the Company. If we recognize an impairment of goodwill, this could have a material adverse effect on our financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

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

4.5	^	Series D Convertible Preferred Stock Registration Rights Agreement dated April 10, 2003
4.6	$$$	Form of Registration Rights Agreement entered into in connection with PIPE financing
4.8	+++	Form of Warrant to Purchase Shares of Common Stock in connection with PIPE financing
4.9	###	Form of Warrant to Purchase Common Stock issued to certain directors and officers of the Registrant.
4.10	###	Form of Warrant to Purchase Common Stock for director service.
10.1	+	Lease Agreement dated as of February 15, 2007 between the Registrant and Nordis, Inc.
11.1		Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).
31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form S-1 filed on July 3, 1996 and incorporated herein by reference.
**	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form S-8 filed on October 8, 2004 and incorporated herein by reference.
***	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed on April 2, 2001 and incorporated herein by reference.
+	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on February 21, 2007 and incorporated herein by reference.
++	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-KSB filed on March 31, 2006 and incorporated herein by reference.
+++	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form SB-2/A filed on July 19, 2006 and incorporated herein by reference.
^	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on April 23, 2003 and incorporated herein by reference.
^^	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-QSB filed on November 14, 2006 and incorporated herein by reference.
$$	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on September 23, 2005 and incorporated herein by reference.
$$$	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-QSB filed on November 14, 2005 and incorporated herein by reference.
@	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on November 29, 2005 and incorporated herein by reference.
@@	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on December 23, 2005 and incorporated herein by reference.
##	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on November 6, 2006 and incorporated herein by reference.
###	Previously filed with the Securities and Exchange Commission as an Exhibit to the Transition Report on Form 10-KSB filed on April 17, 2007 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAREGUIDE, INC.

Date:	May 15, 2007	By:	/s/ Glen A. Spence
Glen A. Spence
Chief Financial Officer