Form 10-Q/A
period 2007-03-31
CAREGUIDE INC
filed 2007-06-04
CIK 1017813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Amendment No. 1

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

EXPLAINITORY NOTE

CareGuide, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2007 solely to include the certifications of its Chief Executive Officer and Chief Financial Officer. Those certifications were omitted from the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2007.

Except for including the certifications noted above, no other information is being amended by this Form 10-Q/A.

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

CAREGUIDE, INC.

Date:	June 4, 2007	By:	/s/ Glen A. Spence
Glen A. Spence
Chief Financial Officer