Form 10-Q
period 2007-06-30
CAREGUIDE INC
filed 2007-08-14
CIK 1017813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number:	0-22319

CAREGUIDE, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	16-1476509
(State or other jurisdiction of	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 13, 2007, 67,538,976 shares of the Company’s common stock, par value $0.01 per share, were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CareGuide, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except par values)	June 30, 2007	December 31,
Assets	(unaudited)	2006
Current assets:
Cash and cash equivalents	$ 2,000	$ 5,975
Restricted cash available for current liabilities	2,308	4,717
Securities available for sale	21	24
Securities held for trading	246	284
Notes receivable	-	308
Accounts receivable, net of allowance for doubtful accounts of $779 and $544, respectively	1,950	3,503
Prepaid expenses and other current assets	610	587
Current assets of discontinued operations	335	344
Total current assets	7,470	15,742
Property and equipment, net	2,737	2,948
Intangibles and other assets, net	5,145	5,963
Goodwill	32,692	32,629
Restricted cash	924	908

Total assets	$ 48,968	$ 58,190

Liabilities and stockholders’ equity
Current liabilities:
Claims payable	$ 4,829	$ 7,260
Line of credit	8,000	8,000
Accounts payable and accrued expenses	5,051	4,932
Deferred revenue	225	1,500
Current tax liability	286	344
Current portion of lease obligations	380	365
Current liabilities of discontinued operations	359	425
Total current liabilities	19,130	22,826

Long-term liabilities:
Notes payable	6,682	6,520
Lease obligations, net of current portion	913	1,107
Deferred tax liability	7	7
Total liabilities	26,732	30,460

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 and 80,000,000 shares authorized;
67,538,976 shares issued and outstanding	675	675
Additional paid-in capital	63,002	62,474
Other comprehensive loss	(21)	(32)
Accumulated deficit	(41,420)	(35,387)
Total stockholders’ equity	22,236	27,730
Total liabilities and stockholders’ equity	$ 48,968	$ 58,190

See notes to unaudited consolidated financial statements.

CareGuide, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
(Shares and dollars in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Capitation revenue	$ -	$8,901	$3,032	$17,606
Administrative and fee revenue	4,925	4,896	10,064	11,852
Total revenues	4,925	13,797	13,096	29,458
Cost of services – direct service costs, excluding depreciation and amortization of: $494, $340, $1,087 and $680, respectively	3,538	9,889	10,273	21,620
Gross profit	1,387	3,908	2,823	7,838

Operating costs and expenses:
Selling, general and administrative expense	2,868	2,504	5,742	5,118
Restructuring costs	585	-	700	-
Depreciation and amortization	739	587	1,501	1,136
Total operating costs and expenses	4,192	3,091	7,943	6,254

Operating (loss) income from continuing operations	(2,805)	817	(5,120)	1,584

Other income (expense):
Interest and other income	29	125	133	235
Trading portfolio loss	(59)	(213)	(37)	(229)
Interest expense	(491)	(406)	(980)	(808)
(Loss) income from continuing operations before income taxes and discontinued operations	(3,326)	323	(6,004)	782

Income tax expense	(41)	(119)	(85)	(98)
(Loss) income from continuing operations	(3,367)	204	(6,089)	684
Income (loss) from discontinued operations	54	(286)	57	(286)
Net (loss) income	(3,313)	(82)	(6,032)	398
Accretion of preferred stock	-	-	-	(11)
Net (loss) income attributable to common stockholders	$(3,313)	$ (82)	$(6,032)	$ 387

Net (loss) income per common share-basic and diluted:
(Loss) income from continuing operations	$ (0.05)	$ -	$ (0.09)	$ 0.01
Discontinued operations	-	-	-	-
Net (loss) income	$ (0.05)	$ -	$ (0.09)	$ 0.01

Weighted average common shares outstanding:
Basic	67,539	67,539	67,539	59,351
Diluted	67,539	70,411	67,539	63,998

See notes to unaudited consolidated financial statements.

CareGuide, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)
	Six Months Ended June 30,
	2007	2006

Cash provided by (used in) operating activities:
Net (loss) income	$ (6,032)	$ 398
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Depreciation and amortization	1,501	1,136
Stock option compensation	92	51
Amortization of warrants	436	448
Interest expense on notes payable	161	-
Additional (loss) income from subleases	(243)	455
Decrease in accounts receivable	1,553	528
Increase (decrease) in prepaid expenses and other current assets	63	(42)
Decrease in claims payable	(2,431)	(2,089)
Increase (decrease) in accounts payable and accrued expenses	112	(1,526)
(Decrease) increase in deferred revenue	(1,275)	351
Increase in other assets	-	74
Reverse trading portfolio loss	54	229
(Decrease) increase in current tax liability	(54)	143
Deferred tax benefit	-	(141)
(Decrease) increase in current liabilities of discontinued operations	(57)	251
Net cash (used in) provided by operating activities	(6,120)	266

Cash provided by (used in) investing activities:
Purchases of property and equipment	(496)	(91)
Restricted deposits, net	2,394	1,128
Collection of notes receivable	310	-
Cash (used in) acquired in merger, net of acquisition costs	(62)	4,329
Net cash provided by investing activities	2,146	5,366

Cash used in financing activities:
Principal payments of capital lease obligations	(1)	(158)
Net cash used in financing activities	(1)	(158)

Net (decrease) increase in cash and cash equivalents	(3,975)	5,474
Cash and cash equivalents, beginning of period	5,975	2,336
Cash and cash equivalents, end of period	$ 2,000	$ 7,810

See notes to unaudited consolidated financial statements.

CAREGUIDE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements for the three and six month periods ended June 30, 2007

1. Organization and Description of Business

The accompanying financial statements for the three and six months ended June 30, 2007 and 2006 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for these interim periods. These financial statements should be read in conjunction with the audited financial statements and notes thereto, for the nine months ended December 31, 2006. The amounts presented for the 2006 interim periods have been restated from amounts presented in the original filing to conform to the interim results presented in the Company's Form 10-KSB for the nine month period ended December 31, 2006. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results for the entire year.

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

2. Mergers

On January 25, 2006, the Company, formerly known as Patient Infosystems, Inc., or PATY, merged with CCS Consolidated, Inc. and its subsidiaries (“CCS”). While the Company was the surviving legal entity in such merger (which may be referred to herein as the “PATY Merger”), CCS securityholders acquired control of the Company, and accordingly, CCS was deemed the acquirer for purposes of accounting.

On December 8, 2006, pursuant to an Agreement and Plan of Merger, dated as of November 3, 2006, by and among CareGuide, Haelan Acquisition Corporation, an Indiana corporation and a newly formed wholly-owned subsidiary of CareGuide (“Merger Sub”), Haelan Corporation, an Indiana corporation (“Haelan”) and Richard L. Westheimer, as securityholders’ representative (the “Haelan Merger Agreement”), Merger Sub merged with and into Haelan (the “Haelan Merger”), and as a result Haelan became a wholly-owned subsidiary of CareGuide. The Haelan Merger Agreement and the Haelan Merger were approved by the shareholders of Haelan at a meeting held on November 20, 2006. In the Haelan Merger, CareGuide paid $1.5 million in cash to Haelan to satisfy certain liabilities of Haelan existing at the closing and specified in the Haelan Merger Agreement, and all outstanding securities of Haelan were exchanged for convertible promissory notes of CareGuide (the “Convertible Notes” or "Haelan Notes") in the aggregate principal amount of $6.5 million. The Convertible Notes are subordinated to the rights of CareGuide’s senior lender.

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

The financial statements presented herein for the three and six months ended June 30, 2006 are the historical financial statements of the former CCS Consolidated, Inc., with the combined results of operations of the Company (formerly known as Patient Infosystems, Inc.) and CCS Consolidated, Inc. reflected for the period from January 25, 2006 to June 30, 2006.

2. Mergers (continued)

The following unaudited pro forma summary presents the Company’s consolidated results of operations for the three and six months ended June 30, 2006 as if both the PATY Merger and the Haelan Merger had been consummated on January 1, 2006. The pro forma consolidated results of operations include certain pro forma adjustments, including the amortization of identifiable intangible assets, interest and expenses on certain debt (in thousands, except for share and per share data).

	Pro Forma for the Three Months Ended June 30, 2006	Pro Forma for the Six Months Ended June 30, 2006
Total revenues	$ 14,980	$ 32,000
Cost of services – direct service costs	(10,246)	(22,740)
Total operating costs and expenses	(3,999)	(8,249)
Other expenses, net	(714)	(1,073)
Net loss from continuing operations	$ 21	$ (62)
Net loss per common share - basic and diluted	$ -	$ -
Weighted average shares outstanding	67,538,976	67,538,976

The pro forma results are not necessarily indicative of those that would have occurred had the acquisitions been consummated on January 1, 2006.

3. Business Operations

The Company realized net loss of approximately $3.3 million and $6.0 million for the three and six months ended June 30, 2007, respectively, and had a working capital deficit of $11.7 million at June 30, 2007. The Company’s ability to continue as a going concern is dependent upon achieving profitability from future operations sufficient to maintain adequate working capital. These financial statements have been prepared assuming the Company will continue as a going concern. Until the Company can sustain sufficient profitable operations or other revenue-generating activities to be self-sufficient, the Company will remain dependent on other sources of capital.

Through June 30, 2007, such capital has been obtained from the issuance of capital stock and borrowings from a financial institution (the "Line of Credit"). The Company’s primary investors have guaranteed the borrowing from a financial institution (see Note 5) and have committed to provide additional funding to the Company, if required, through January 1, 2008 up to a maximum of $2.0 million.

The full balance to the Company's lender, plus any accrued but unpaid interest, is currently due and payable on October 1, 2007. In connection with the Haelan acquisition, the Company committed not to extend the maturity date of or refinance the Line of Credit any further so long as the Haelan Notes are outstanding, unless such refinancing or extension allows for the Haelan Notes to be repaid in accordance with their terms, without the consent of the holders of the Haelan Notes. The Company does not currently anticipate that it will be able to satisfy its obligations under the Line of Credit with operating cash. As a result, the Company expects that it will be necessary to restructure the Line of Credit or to find an alternative lender before maturity of the Line of Credit. The Company's lender under the Line of Credit has conditionally agreed to extend the maturity date of the Line of Credit to January 1, 2009 and increase the size of the facility by $1.0 million, subject to the negotiation and execution of definitive documentation and the receipt of necessary consents. There can be no assurance that definitive documentation will be executed or that the Company will be able to restructure the Line of Credit on terms favorable to it or at all prior to its current maturity date. If the Company is successful in negotiating an extension and/or increase in the Line of Credit, the Company believes that all or a portion of its obligations will continue to be guaranteed by certain of its subsidiaries as well as certain of its principal stockholders, which may be different from the stockholders that currently guarantee the Line of Credit. The Company also anticipates that it may be required to provide consideration, which the Company believes would likely be in the form of warrants to purchase shares of its common stock, to the guarantors of the extended Line of Credit as compensation for their guarantees, and the Company's stockholders would experience dilution of their ownership to the extent that the Company issues any such warrants, and such dilution could be substantial. The Company expects that the exercise price of such warrants would be equal to the closing price of our common stock on the date of grant and the fair market value of any such warrants would be expensed over the life of the extension of the Line of Credit.

.

Management’s plans for dealing with the adverse effects of these conditions include entering into contracts with additional health plans, achieving positive gross margins by exiting or renegotiating under-performing contracts, reducing operating expenses by challenging staffing levels at all of the Company’s locations and considering strategic partnerships with other healthcare companies. The Company is restructuring its operations in 2007 designed to reduce annualized operating expenses by approximately $3.2 million. However, there can be no assurance that the Company will be successful in achieving positive financial results.

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

Reclassification

Certain prior period balances have been reclassified to agree with the current year presentation. There was no effect from these reclassifications on the net income (loss) for the three and six months ended June 30, 2006 or stockholders’ equity reported as of that date.

Depreciation and Amortization

The Company reports all depreciation and amortization expense as an operating expense. For the three months ended June 30, 2007 and 2006, the reported amounts included $494,000 and $340,000, respectively, of depreciation and amortization expenses that were attributable to cost of services. For the six months ended June 30, 2007 and 2006, the reported amounts included $1.1 million and $680,000, respectively, of depreciation and amortization expenses that were attributable to cost of services.

Restricted Cash

In connection with several of the Company’s customer contracts and office leases, the Company is required to maintain letters of credit and has secured these letters of credit by establishing certificates of deposit totaling $2.9 million at June 30, 2007. These certificates of deposit are included in restricted cash in the consolidated balance sheets.

At June 30, 2007, CCS New Jersey, Inc., a subsidiary of the Company, had on deposit $623,000 with the State of New Jersey as a condition of licensure as an Organized Delivery System in New Jersey. This deposit is included as restricted cash in the consolidated balance sheets.

The portion of restricted cash that is available and that the Company intends to use to satisfy current liabilities is included in current assets. The fair value of restricted cash approximates its carrying value.

4. Summary of Significant Accounting Policies (continued)

Long-Lived Assets

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (SFAS No. 144) which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations, for a disposal of a segment of a business. The Company periodically reviews the carrying value of its long-lived assets to assess recoverability and impairment. The Company recorded no impairments during the three and six months ended June 30, 2007 or 2006.

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

Reconciliation of Claims Payable
(Dollars in thousands)
	Six Months Ended
	June 30,
	2007	2006

Claims payable, beginning of period	$ 7,260	$ 9,429

Claims Incurred:
Current period	2,840	14,751
Prior periods	(277)	(851)

Total incurred claims	2,563	13,900

Paid Claims:
Current period	(440)	(827)
Prior periods	(2,735)	(4,599)
Claims paid by health plan	(1,819)	(10,563)
Total paid claims	(4,994)	(15,989)

Claims payable, end of period	$ 4,829	$ 7,340

Cost of services for the six months ended June 30, 2007 and 2006 includes a benefit of approximately $277,000 and $116,000, respectively, related to the favorable settlement of claims for services included in the prior reporting periods.

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

For the three months ended June 30, 2007 and 2006, 25.2% and 71.3%, respectively, and for the six months ended June 30, 2007 and 2006, 41.0% and 64.8%, respectively, of the Company’s total revenue from continuing operations was earned under contracts with affiliates of two customers, Aetna Health Plans (“Aetna”) and Blue Cross Blue Shield of Michigan (“BCBSMI”). The capitated risk contacts with Aetna were terminated effective January 31, 2007. For the three and six months ended June 30, 2006, 5.1% and 14.8%, respectively, of the Company’s total revenue from continuing operations was earned under contracts with Health Net, Inc. (“Health Net”). The Health Net contracts were terminated effective May 1, 2006. The revenues from BCBSMI for the three and six months ended June 30, 2007 were 25.2% and 17.8%, respectively, of the total revenues from continuing operations for these periods. Other than these customers, no other one customer accounted for more than 10% of the Company’s total revenue for the three or six months ended June 30, 2007 and 2006.

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

4. Summary of Significant Accounting Policies (continued)

Stock-Based Compensation Plans

In December 2004, the FASB issued Statement of Financial Standard (“SFAS”) No. 123(Revised), “Share-Based Payment” (“SFAS No.123(R)”), establishing accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments, or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based stock awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123(R) replaces existing requirements under SFAS No. 123, “Accounting for Stock-Based Compensation,” and eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company adopted SFAS 123(R) on April 1, 2006. During the three and six months ended June 30, 2007, the Company recognized $71,000 and $92,000, respectively, in compensation expense for certain stock options in accordance with SFAS No. 123(R). Prior to April 1, 2006, the Company recognized and measured compensation for its stock rights and stock option plans in accordance with APB Opinion No. 25. For the three and six months ended June 30, 2006, the Company recognized $21,000 and $51,000, respectively, of compensation expense in accordance with APB No. 25.

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

4. Summary of Significant Accounting Policies (continued)

Net (Loss) Income Per Share

For the three and six months ended June 30, 2007, the calculations of basic and diluted net loss per share were based on loss attributable to common stockholders of $3,313,000 and $6,032,000, respectively, and a basic and diluted weighted average number of common shares outstanding of 67,538,976 for each of these periods. For the three and six months ended June 30, 2006, the calculations of basic and diluted net (loss) income per share were based on (loss) income attributable to common stockholders of $(82,000) and $387,000, respectively, a basic weighted average number of common shares outstanding of 67,538,976 and 59,350,781, respectively, and a fully diluted weighted-average number of common shares outstanding of 70,410,930 and 63,998,328, respectively, after giving effect to 2,871,954 and 4,647,547 weighted average shares underlying outstanding stock options and warrants for the same respective periods. The computation of fully diluted loss per share for the three and six months ended June 30, 2007 did not include any common stock equivalents of outstanding, options or warrants, because the effect would be anti-dilutive due to the net loss from continuing operations in those periods. The calculation of the Company’s net (loss) income per share for the three and six months ended June 30, 2007 and 2006 is as follows (shares and dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
(Loss) income from continuing operations	$ (3,367)	$ 204	$(6,089)	$ 684
Dividends and accretion of preferred stock	-	-	-	(11)
Net (loss) income attributable to common stockholders from continuing operations	(3,367)	204	(6,089)	673
Income (loss) from discontinued operations	54	(286)	57	(286)
Net (loss) income attributable to common stockholders	$ (3,313)	$ (82)	$(6,032)	$ 387

Weighted average common stock outstanding - basic	67,539	67,539	67,539	59,351
Weighted average common stock outstanding - diluted	67,539	70,411	67,539	63,998

Net (loss) income per share, basic and diluted, continuing operations	$ (0.05)	$ -	$ (0.09)	$ 0.01
Income per share, basic and diluted, discontinued operations	-	-	-	-
Net (loss) income per share, basic and diluted	$ (0.05)	$ -	$ (0.09)	$ 0.01

5. Long-Term Obligations

Line of Credit

The Company has an $8,000,000 revolving line of credit (the "Line of Credit") with an outside lender for working capital purposes. The Line of Credit bears interest at the outside lender’s prime rate plus 1%, which was 9.25% and 9.25% at June 30, 2007 and 2006, respectively, and is scheduled to expire on October 1, 2007. The Line of Credit is collateralized by all of the Company’s assets, including its investment in all of its subsidiaries. In addition, the outside lender required that the Company obtain unconditional guaranties (the "Guaranties") from its primary investors. Under the terms of the Guaranties, each participating primary investor unconditionally and irrevocably guarantees prompt and complete payment of its pro rata share of the amount the Company owes under the Line of Credit. At June 30, 2007, the full balance of $8,000,000 was outstanding under the Line of Credit.

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

6. Stockholders’ Equity

Capital Stock

The Company is authorized to issue up to 120,000,000 shares of capital stock, of which 100,000,000 are designated as common stock and 20,000,000 are designated as preferred stock. An amendment to the Company’s certificate of incorporation to increase the authorized number of shares of common stock from 80,000,000 shares to 100,000,000 shares was approved by the Company’s stockholders at an annual meeting of stockholders held on June 13, 2007. As of June 30, 2007 and 2006, there were 67,538,976 shares of common stock outstanding and no shares of preferred stock outstanding.

Common Stock held in Escrow

Of the common shares outstanding as of June 30, 2007, 516,796 shares were held by an escrow agent for the benefit of Psilos Group Partners II, L.P. (“Psilos”), a stockholder of the Company, contingent upon the occurrence of certain events. On July 25, 2007, the time period for removal of the contingencies elapsed, and the escrow arrangement terminated. All of the shares held in escrow will be distributed to all former stockholders of CCS at the effective time of the PATY Merger based on the number of shares of CCS’s common stock, on an as-converted basis, held by each such holder at the closing of the PATY Merger.

2005 Equity Incentive Plan

During the fiscal year ended March 31, 2006, CCS’s board of directors and stockholders adopted the CCS Consolidated, Inc. 2005 Equity Incentive Plan (the "2005 Plan"). Prior to the PATY Merger, CCS granted options to certain of its officers under the 2005 Plan. These options were assumed by the Company as part of the PATY Merger and were converted into options to purchase shares of the Company's common stock at an exercise price of $0.2337 per share, based on the exchange ratio for CCS’s common stock in the PATY Merger. As of June 30, 2007, options to purchase 1,272,082 shares of the Company’s common stock were outstanding under the 2005 Plan. The options granted under the 2005 Plan and assumed by the Company have a term of ten years from the date of grant. The options were accelerated in connection with the PATY Merger so that they were 25% vested as of January 25, 2006 and will vest in 36 monthly installments thereafter. No options were granted under the 2005 Plan during the three and six months ended June 30, 2007. During the three and six months ended June 30, 2007, the Company recognized compensation expense related to options granted under the 2005 Plan of $46,000 and $67,000, respectively, as compared to $21,000 and $51,000 for the same respective periods of the prior year.

Amended and Restated 1995 Stock Option Plan

The Company continues to administer the Patient Infosystems 1995 Stock Option Plan (the “PATY Plan”). As of June 30, 2007, there are options to purchase 207,380 shares of the Company's common stock outstanding under the PATY Plan, with a weighted average exercise price of $2.96 per share. No further grants of options may be awarded under the PATY Plan.

2007 Equity Incentive Plan

In March 2007, the Company’s board of directors approved a 2007 Equity Incentive Plan (the “2007 Plan”) subject to approval of the stockholders of the Company, and the 2007 Plan was adopted by the Company’s stockholders at an annual meeting held on June 13, 2007. The Company has reserved 7,000,000 shares of its common stock for issuance under the terms of the 2007 Plan. As of June 30, 2007, the Company has granted options to purchase up to 6,143,525 shares of the Company’s common stock at a weighted average purchase price of $0.44 per share. All options granted under the 2007 Plan vest over a period of 4 years and have a term of ten years from the date of grant.

6. Stockholders’ Equity (continued)

Stock-Based Compensation Expense

In accordance with SFAS No. 123(R), which the Company adopted on April 1, 2006, the Company's net income (loss) for the three and six months ended June 30, 2007 and the three months ended June 30, 2006 gives effect to $67,000, $93,000 and $21,000, respectively, of expense related to certain stock options and warrants granted in prior periods. Upon adoption of SFAS No. 123(R), the Company used the modified prospective transaction method, which requires that compensation expense be recorded for all non-vested options beginning with the first quarter of adoption. Prior periods were not restated to reflect the impact of adopting SFAS No. 123(R) on April 1, 2006. Income before taxes, net income, cash flows from operating activities, cash flows from financing activities and basic and diluted earnings per share for the six months ended June 30, 2007 were lower by approximately $22,000, $22,000, $0, $0, $0.00 and $0.00, respectively, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25 for awards under the PATY Plan and the 2005 Plan during this period. During the three months ended March 31, 2006 the Company reported such stock option expenses on a pro-forma basis only, in accordance with SFAS No. 123. The Company determines all stock-based employee compensation expense using the Black-Scholes Option Pricing Model. For comparative purposes, the pro forma net income for the six months ended June 30, 2006 is set forth in the table below (shares and dollars in thousands):

For Six Months Ended June 30, 2006
Net income attributable to common stockholders, as reported	$ 387
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3)
Pro forma net income	$ 384
Net loss per share – basic and diluted – as reported	$ 0.01
Net loss per share – basic and diluted – pro forma	$ 0.01
Weighted average common shares – basic	59,351
Weighted average common shares - diluted	63,998

The Company did not grant any stock options or other stock awards during the three or six months ended June 30, 2006.

On June 13, 2007, the Company’s Board of Directors approved the grant of options to purchase an aggregate of up to 6,143,525 shares of the Company’s common stock to current employees and hired employees whose employment relationship was to begin after June 13, 2007 but prior to June 30, 2007, subject in all cases to the filing of a registration statement on Form S-8 with the Securities and Exchange Commission. The registration statement was filed on June 15, 2007, which was the effective grant date for options to purchase 3,393,525 shares of common stock, each with an exercise price of $0.46, the last reported price of the Company’s common stock on the Over-the-Counter Bulletin Board on the grant date. On June 18, 2007, June 19, 2007 and June 25, 2007, options to purchase 1,000,000, 750,000 and 1,000,000 shares of common stock were granted in connection with the commencement of employment, at exercise prices of $0.45, $0.44 and $0.37, respectively, each of which was equal to the last reported price of the Company’s common stock on the date of grant. During the three months ended June 30, 2007, the Company recognized $18,000 of compensation expense under SFAS No. 123(R) related to these options granted in June 2007.

7. Commitments and Contingencies

Commitments

Employment Agreements

The Company has entered into employment agreements with certain management employees, which include, among other things, annual base salaries, non-competition provisions, salary continuation benefits, performance bonuses based upon the overall profitability of the Company and certain other non-cash benefits, including life, health and disability insurance. Employment agreements generally automatically renew for successive one-year terms.

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

Call Option Liability

The Company is party to call option agreements with an underwriter and its affiliates, which entitle certain holders to purchase up to 153,518 shares of American Caresource Holdings, Inc. common stock (“ACSH”) from the Company for $6.00 per share at any time until October 31, 2010. The options were granted in connection with an offering of the Company’s securities underwritten by the holder. The 153,518 shares held for trading are valued at market price, and the call options are considered derivative instruments and are carried at fair value. The fair value of each call option has been determined at June 30, 2007 using the Black-Scholes pricing model using the following assumptions: volatility 62.35%, interest rate 4.72%, average life of 1.67 years. Changes to the fair market of the trading portfolio and the call option obligation are recognized in the accompanying consolidated statement of operations. For the three and six months ended June 30, 2007, the Company recognized a loss of $59,000 and $37,000, respectively, in the trading portfolio, and for the three and six months ended June 30, 2006, the Company recognized a loss of $213,000 and $229,000, respectively, in the trading portfolio, which losses were partially offset by an decrease in the call option liability of $15,000, $39,000, $151,000 and $186,000, respectively, for such periods.

As of June 30, 2007, the Company held 166,610 shares of ACSH common stock and has designated 153,518 shares as trading securities because these shares would be used to satisfy the call options.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis provides a review of our operating results and cash flows for the three and six months ended June 30, 2007 and 2006 and our financial condition at June 30, 2007. The focus of this discussion and analysis is on the underlying business reasons for significant changes and trends affecting our revenues, results of operations, cash flows and financial condition. This discussion and analysis should be read in conjunction with our accompanying consolidated unaudited financial statements and related notes thereto included in this quarterly report, as well as in conjunction with our consolidated audited financial statements for the nine months ended December 31, 2006, included with our Transition Report on Form 10-KSB filed with the SEC on April 17, 2007.

In January 2006, we merged with CCS Consolidated, Inc. ("CCS Consolidated"), a privately held company. At the closing of the merger, the former stockholders of CCS Consolidated owned a majority of our outstanding voting stock and had the right to elect a majority of our board of directors, and the executive management team of CCS Consolidated comprised a majority of the management of the combined company. As a result, the transaction was accounted for as a reverse merger, and CCS Consolidated was deemed to be the acquiring company for accounting purposes. In December 2006, we acquired Haelan Corporation (“Haelan”), which became a wholly owned subsidiary of CareGuide, Inc.

The review of our operating results and cash flows for the six months ended June 30, 2006 includes the results of CCS Consolidated and its subsidiaries only (excluding the Company (formerly Patient Infosystems, Inc.)) for the period from January 1, 2006 to January 25, 2006 and includes the results of CareGuide, Inc. (formerly Patient Infosystems, Inc.) and its subsidiaries (including CCS Consolidated) from the merger date of January 25, 2006 through June 30, 2006. The review of our operating results and cash flows for the three months ended June 30, 2006 includes the results of CareGuide and CCS Consolidated. The review of our operating results and cash flows for the three and six months ended June 30, 2007 includes the results of CareGuide and all of its subsidiaries, including CCS Consolidated and Haelan. The review of our financial condition as of June 30, 2007 includes CareGuide, Inc. and all consolidated subsidiaries, including CCS Consolidated and Haelan.

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

The listing below is not intended to be a comprehensive list of all of our accounting policies. We believe the following critical accounting policies reflect the significant estimates and assumptions used in the preparation of our consolidated financial statements. An accounting policy is deemed to be critical to us if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for our judgment in their application. There are also areas in which our judgment in selecting any available alternative would not produce a materially different result. Readers should refer to the notes to our consolidated financial statements included in this report, which contain additional accounting policies and other disclosures required by GAAP.

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

We also recognize administrative services only, or ASO, and fee revenue for a variety of contracts. On certain contracts, we receive a fee for providing services without accepting risk for claims. Such contracts include those that pay a set fee each month. Other contracts include a PMPM fee which include a per day per member case rate based on the number of health plan members who receive services during the month. Such fees are negotiated with the health plan or employer group based on estimated costs and anticipated level of services. We recognize fee-for-service revenue for certain services provided for our customers and expenses paid on behalf of our customers for which we are generally reimbursed on a cost-plus basis during the period in which the services are provided.

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

RESULTS OF OPERATIONS

This information should be read in conjunction with our consolidated unaudited financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 and the related notes thereto.

Our historical business model was the acceptance of capitated risk to provide post-acute services to members of a health plan’s covered population. Under this model, we received capitated PMPM revenue for all covered members. We then paid the claims of the members that needed services. Thus, the capitated revenue received included the cost of claims, as well as our expenses to provide our services. During the three and six months ended June 30, 2006, we accepted capitated risk from Aetna Health Plans (“Aetna”). We had previously accepted capitated risk from Health Net. The Health Net contracts fully converted from capitated risk to ASO effective as of January 1, 2006. Therefore, we received administration fees from Health Net during the three and six months ended June 30, 2006. All of our Health Net contracts were terminated effective May 1, 2006, and all of our contracts with Aetna were terminated effective January 31, 2007. Therefore, during the six months ended June 30, 2007, we accepted capitated risk from Aetna for the month of January 2007 only and recorded only minor amounts of ASO revenue from Aetna. During the three months ended June 30, 2007, we recorded no revenue related to capitated risk arrangements.

Three and Six Months Ended June 30, 2007 Compared to the Three and Six Months Ended June 30, 2006

Capitation Revenue

As described above, we accepted capitated risk from Aetna during the three and six months ended June 30, 2006. The related capitated revenues for these periods were $8.9 million and $17.6 million, respectively. As the capitated risk contracts were terminated effective January 31, 2007, we recognized capitated revenue for the month of January 2007 only, which aggregated $3.0 million.

Administrative and Fee Revenue

Administrative and fee revenue for the three and six months ended June 30, 2007 was $4.9 million and $10.1 million, respectively, as compared to $4.9 million and $11.9 million for the same respective periods of the prior year.

Total Revenues

Our total revenues for the three and six months ended June 30, 2007 aggregated $4.9 million and $13.1 million, respectively, which decreased $8.9 million and $16.4 million, respectively, from the same respective periods of the prior year. This decrease was the net result of the following (dollars in thousands):

	Three Months	Six Months
Revenue for period ended June 30, 2006	$ 13,797	$ 29,458
Changes due to:
Aetna Capitated Risk	(8,901)	(14,574)
Health Net	(701)	(4,349)
BCBSMI	(81)	161
InnovaCare	(477)	(952)
Merger with Haelan	1,089	2,307
All other	199	1,045
Revenue for period ended June 30, 2007	$ 4,925	$ 13,096

Direct Service Costs

Direct service costs consist of incurred claims on capitated risk and fee-for-service business and the direct clinical costs of providing our services to customers and members of customers. For the three and six months ended June 30, 2007, the direct service costs exclude $494,000 and $1.1 million, respectively, of depreciation and amortization cost attributable to direct service costs but that are reported as an operating cost. For the three and six months ended June 30, 2006, the direct service costs exclude $340,000 and $680,000, respectively, of depreciation and amortization cost attributable to direct service costs but that are reported as an operating cost. The decreases in direct service costs of $6.4 million and $11.3 million for the three and six months ended June 30, 2007, respectively, from the same respective periods of the prior year were due primarily to the net result of the following factors:

•

The termination of the Aetna capitated risk contracts as of January 31, 2007 resulted in a decrease in direct service costs for the three and six months ended June 30, 2007, as compared to the same periods of the prior year, of $5.6 million and $10.3 million, respectively.

•	There was a decrease in incurred claims related to Health Net of $0.2 million and $0.7 million for these same respective periods due to the termination of the Health Net contracts as of May 1, 2006.
•	The purchase of Haelan in December 2006 added $0.4 million and $0.8 million of direct service costs for the three and six months ended June 30, 2007 from contracts acquired in that transaction.

Direct service costs are impacted by changes in management's estimates of our obligations for claims payable. Out cost of services for the six months ended June 30, 2007 and 2006 includes a benefit of approximately $277,000 and $851,000, respectively, related to the favorable settlement of claims for services in the prior reporting periods.

Gross Profit

Our gross profit for the three months ended June 30, 2007 decreased by $2.5 million to $1.4 million from $3.9 million for the same period of the prior year. Our gross profit for the six months ended June 30, 2007 decreased by $5.0 million to $2.8 million from $7.8 million for the same period of the prior year. The termination of our Aetna capitated risk contracts as of January 31, 2007 resulted in a gross profit decrease of $3.3 million and $4.2 million, respectively, for the three and six month periods ended June 30, 2007. The termination of our Health Net contracts as of May 1, 2006 resulted in a gross profit decrease of $0.5 million and $3.6 million, respectively, for the three and six month periods ended June 30, 2007. The effect of these terminations was partially offset by the $0.7 million and $1.5 million of gross profit in the three and six months ended June 30, 2007, respectively, contributed from contracts acquired in the merger with Haelan that occurred in December 2006.

Selling, General and Administrative Expenses (“SG&A”)

SG&A increased by $364,000 and $624,000 during the three and six months ended June 30, 2007, respectively, when compared to same respective periods of the prior year. During the three months ended March 31, 2006, we recognized a one-time loss on a sublease of office space of $394,000. Our merger with Haelan accounted for an increase of $543,000 and $943,000 during the three and six months ended June 30, 2007, respectively, as a result of additional employees acquired in the merger.

Restructuring costs

In connection with the transition from a capitated risk entity to an integrated disease and care management entity, we have undertaken restructuring initiatives, including certain office space consolidation and staff reductions, including the ceasing of operations at our facility in Rochester, New York in the third quarter of 2007. As a result of these initiatives, we anticipate reductions in force aggregating approximately 75 full-time employees with annual salaries and benefits in excess of $3.2 million. We currently estimate severance and other costs in connection with these restructuring initiatives of approximately $1.3 million to be recognized during 2007. The restructurings are expected to be completed in the third and fourth quarters of 2007. We recognized expenses of approximately $585,000 and $700,000 related to restructuring initiatives undertaken during the three and six months ended June 30, 2007, respectively.

Depreciation and Amortization Expense

Depreciation and amortization expense related to fixed and intangible assets for the three and six months ended June 30, 2007 increased by $152,000 and $365,000, respectively, when compared to the same respective periods of the prior year. During the three and six months ended June 30, 2007, we amortized fixed and intangible assets acquired in our mergers with PATY and Haelan of $615,000 and $1.3 million, respectively, which represented increases of $415,000 and $924,000, respectively, from the same respective periods of the prior year. These increases were partially offset by reductions of $233,000 and $467,000 in depreciation and amortization of other fixed or intangible assets which became fully depreciated or amortized subsequent to June 30, 2006. For the three and six months ended June 30, 2007, our direct service costs exclude $494,000 and $1.1 million, respectively, of depreciation and amortization cost attributable to direct service costs but that are reported as an operating cost. For the three and six months ended June 30, 2006, our direct service costs exclude $340,000 and $680,000, respectively, of depreciation and amortization cost attributable to direct service costs but that are reported as an operating cost.

Other Income (Expense), net

Interest income decreased by $96,000 and $102,000 to $29,000 and $133,000 during the three and six months ended June 30, 2007, respectively, when compared to the same respective periods of the prior year due to lower interest-bearing cash balances during these periods.

Interest expense on our line of credit with Comerica Bank (the "Line of Credit") increased by $5,000 and $23,000 to $192,000 and $383,000 during the three and six months ended June 30, 2007, respectively, when compared to the same respective periods of the prior year due to increased floating interest rates during 2007.

Certain of our principal stockholders have guaranteed our obligations under the Line of Credit and as compensation those stockholders were issued warrants to purchase shares of our common stock. These warrants are being amortized to interest expense over the life of the loan. The warrant amortization was $218,000 and $436,000 for the three and six months ended June 30, 2007, respectively, as compared to $219,000 and $448,000 for the same respective periods of the prior year. The offset to this expense is an increase in additional paid-in capital.

In connection with the purchase of Haelan in December 2006, we issued $6.5 million of convertible notes payable which accrue interest at a 5% per year compounded rate. During the three and six months ended June 30, 2007, we recognized $81,000 and $161,000, respectively, of interest expense in connection with these notes that was not present in the three and six months ended June 30, 2006.

Prior to the PATY Merger, Patient Infosystems effected a spin-off of its subsidiary, American Caresource Holdings, Inc. (“ACSH”). We retained 166,610 shares of ACSH common stock following the spin-off and have classified 13,092 of these shares as available-for-sale. The available-for-sale shares are carried at fair value, with unrealized gains and losses reported as a separate component of our stockholders’ equity. The remaining 153,518 shares of ACSH common stock have been classified as a trading portfolio, as these shares may be needed to satisfy a call option that we have granted on these shares to a holder who acted as an underwriter of our securities in a private placement offering in 2005, as described in Note 7 to our consolidated unaudited financial statements included in this report. We carry this trading portfolio at fair value, with unrealized gains and losses reported as a component of our consolidated statements of operations. The value of the ACSH common stock declined in the three and six months ended June 30, 2007 and 2006 as compared to the same periods of the prior year.

Income tax expense

Income tax expense for the three and six months ended June 30, 2007 was $41,000 and $85,000, respectively, compared to expense of $119,000 and $98,000 recognized in the same respective periods of the prior year.

Net (Loss) Income

After taking into account $54,000 and $57,000 of income from discontinued operations associated with Coordinated Care Solutions of Texas, Inc. during the three and six months ended June 30, 2007, respectively, and a loss of $286,000 from discontinued operations during each of the three and six month periods ended June 30, 2006, we recognized a net loss of $3.3 million and $6.0 million for the three and six months ended June 30, 2007 as compared to a net loss of $82,000 and net income of $398,000 for the same respective periods of the prior year. As described above, the primary drivers for the net losses were decreases in revenue from terminated contracts, offset partially by decreases in expenses associated with those contracts, as well as higher administrative expenses resulting from our expansion following the Haelan acquisition and restructuring costs during 2007. The losses were mitigated by gross profit generated by contracts acquired in the Haelan acquisition. As discussed above, our new integrated product featuring One Care Street, coupled with the restructuring initiatives commenced in 2007, are designed to increase our revenues while reducing direct service costs and other operating costs.

Liquidity and Capital Resources

Comerica Line of Credit

We have obtained an $8.0 million revolving line of credit with Comerica Bank (the "Line of Credit"). The Line of Credit bears interest at Comerica’s prime rate plus 1%, which was 9.25% and 9.25 at June 30, 2007 and 2006, respectively. We have fully borrowed against this facility, and the full amount is currently due and payable on October 1, 2007. The Line of Credit is collateralized by all of our tangible assets, including our investment in all of our subsidiaries. Our obligations to Comerica under the Line of Credit have been guaranteed by certain of our subsidiaries as well as certain of our principal stockholders. Under the terms of the guarantees, each such stockholder unconditionally and irrevocably guarantees prompt and complete payment of its pro rata share of the amount owed by us under the Line of Credit. As compensation for their guarantees, these stockholders were issued warrants to purchase shares of our common stock, which warrants vested based on the outstanding balance of the Line of Credit through November 2006. The warrants became fully vested in November 2006 and were exercised in full. At the time of the PATY Merger with PATY, the shares of our common stock underlying the warrants had been issued into escrow, and such shares were released from escrow upon the exercise of the warrants. No additional shares were issued by us upon the exercise of the warrants by these stockholders.

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

As described above, the full balance under the Line of Credit, plus any accrued but unpaid interest, is currently due and payable on October 1, 2007. In connection with the Haelan acquisition, we committed not to extend the maturity date of or refinance the Line of Credit any further so long as the Haelan Notes are outstanding, unless such refinancing or extension allows for the Haelan Notes to be repaid in accordance with their terms, without the consent of the holders of the Haelan Notes. We do not currently anticipate that we will be able to satisfy our obligations under the Line of Credit with operating cash. As a result, we expect that it will be necessary to restructure the Line of Credit or to find an alternative lender before maturity of the Line of Credit. Our lender under the Line of Credit has conditionally agreed to extend the maturity date of the Line of Credit to January 1, 2009 and increase the size of the facility by $1.0 million, subject to the negotiation and execution of definitive documentation and the receipt of necessary consents. There can be no assurance that definitive documentation will be executed or that we will be able to restructure the Line of Credit on terms favorable to us or at all prior to its current maturity date. If we are successful in negotiating an extension and/or increase in the Line of Credit, we believe that all or a portion of our obligations will continue to be guaranteed by certain of our subsidiaries as well as certain of our principal stockholders, which may be different from the stockholders that currently guarantee the Line of Credit. We also anticipate that we may be required to provide consideration, which we believe would likely be in the form of warrants to purchase shares of our common stock, to the guarantors of the extended Line of Credit as compensation for their guarantees, and our stockholders would experience dilution of their ownership to the extent that we issue any such warrants, and such dilution could be substantial. We expect that the exercise price of such warrants would be equal to the closing price of our common stock on the date of grant and the fair market value of any such warrants would be expensed over the life of the extension of the Line of Credit.

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

Working Capital

As of June 30, 2007, we had a deficit in working capital of $11.7 million. This deficit is inclusive of the $8.0 million Line of Credit discussed above, which has a maturity date of October 1, 2007. Our Aetna capitated risk contracts were terminated as of January 31, 2007. These contracts resulted in cash inflows of approximately $1.2 million per month and as a result of the contract termination these inflows will not be available in the future. Additionally, there will be a delay in the reduction of cash outflows related to these Aetna risk contracts as we will be paying claims in future periods related to claims reserves as of the termination date of the contract and will incur restructuring costs as a result of ceasing the Aetna-related operations as well as restructuring costs incurred to refocus our business on ASO services.

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

Certain of our stockholders (Essex Woodlands Health Ventures, Psilos Group Partners, Radius Ventures Partners, John Pappajohn and Derace Schaffer) have signed a letter dated April 16, 2007 which provides that, in the event that CareGuide should require additional funding to continue our operations through January 1, 2008, these stockholders will provide the necessary additional funding, up to $2.0 million in the aggregate, to CareGuide in amounts to be determined between and among this investor group. These investors collectively own approximately 57% of our common stock. Messrs. Pappajohn and Schaffer serve on our board of directors, as do Mark Pacala and Albert Waxman, who are affiliated with Essex Woodlands Health Ventures and Psilos Group Partners, respectively.

Capitated Risk Contracts

In connection with our acceptance of capitated risk, our customers required us to provide them with letters of credit for their protection in case we did not have sufficient resources to pay the related claim liabilities. These letters of credit are generally collateralized by certificates of deposit and are shown on our consolidated financial statements as “Restricted cash available for current liabilities.” Such restricted cash balances as of June 30, 2007 and December 31, 2006 were $2.3 million and $4.7 million, respectively. Aetna was paid $1.7 million from our restricted cash in March 2007 as final payment for the negotiated settlement for the 2004 and 2005 contract years.

Our claims payable liability at June 30, 2007 was $4.8 million, which exceeded the restricted cash available for current liabilities by $2.5 million. Any excess of claim liabilities over restricted cash will have to be paid out of operating cash.

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

The net cash used in operating activities for the six months ended June 30, 2007 was $6.1 million, inclusive of the $1.7 million paid to Aetna discussed above. We paid other claims during this period of $5.0 million. This amount will be reduced in future periods as we have exited the capitated risk business. We expect future uses of cash to decrease due to the restructuring initiatives discussed above. We also expect collections of revenue to increase due to the introduction of our integrated health management product.

During the six months ended June 30, 2006, we generated net cash provided by operating activities of $266,000, primarily due to increases in deferred revenue.

The acquisition of PATY in January 2006 provided operating cash of $4.3 million during the six months ended June 30, 2006. We paid related acquisition costs of approximately $0.9 million during the nine months ended December 31, 2006. We also paid approximately $1.7 million during the nine months ended December 31, 2006 for the purchase of Haelan. During the six months ended June 30, 2007, we paid $62,000 of additional acquisition costs related to the acquisition of Haelan in December 2006.

Effects of Restructuring

As discussed above, our capitated risk contracts with Aetna were terminated effective January 31, 2007. This termination completed our exit from the capitated risk business. We have also recently consolidated office facilities to improve efficiencies, including ceasing operations at our facility in Rochester, New York in the third quarter of 2007. In connection with these actions, we have undertaken restructuring initiatives. As a result of these initiatives, we anticipate reductions in force aggregating approximately 75 full-time employees with annual salaries and benefits of approximately $3.2 million. We currently estimate severance and other costs in connection with these restructuring initiatives of approximately $1.3 million. The restructurings are expected to be completed in the third and fourth quarters of 2007. We recorded expenses of approximately $585,000 and $700,000 related to these restructuring initiatives during the three and six months ended June 30, 2007.

Inflation

Inflation did not have a significant impact on our operations during the three and six months ended June 30, 2007 and 2006. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to market risk related to interest rate changes, primarily as a result of the Line of Credit, which bears interest based on floating rates. Advances under the Line of Credit bear interest at our lender’s prime rate plus 1.0%. A one percentage point interest rate change would have resulted in interest expense fluctuating approximately $20,000 and $40,000 for the three and six months ended June 30, 2007, respectively.

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

Under the supervision and with the participation of our management, including our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of June 30, 2007, the end of the period covered by this report. We have recently identified a material weakness in our internal controls over the accounting for lease modifications. Controls surrounding lease modifications did not ensure that such modifications were properly recognized in the accounting records on a timely basis. This identification resulted in the restatement of previously issued consolidated financial statements (see Note 3 to our consolidated audited financial statements for the nine months ended December 31, 2006, included with our Transition Report on Form 10-KSB filed with the SEC on April 17, 2007). We are correcting the internal controls over the accounting for lease modifications. Based upon this evaluation and as a result of the identified material weakness, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective for the recording, processing, summarizing and reporting the information that we are required to disclose in the reports we file under the Exchange Act within the time periods specified in the SEC’s rules and forms. Management nevertheless has concluded that the accompanying consolidated financial statements included in this Form 10-Q present fairly, in all material respects, the results of our operations and our financial position for the three and six months ended June 30, 2007 and 2006 presented in conformity with generally accepted accounting principles.

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

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes in our risk factors from those set forth in our Transition Report on Form 10-KSB for the nine months ended December 31, 2006, filed with the Securities and Exchange Commission on April 17, 2007, as supplemented by our Form 10-Q for the quarter ended March 31, 2007 filed on May 15, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On June 13, 2007, the Company held a annual meeting of its stockholders to vote on the following proposals:

1.	To elect the following nominees for election as directors:
	Nominee	Votes for	Votes withheld	Result
	Dr. Albert S. Waxman	58,347,805	3,237,777	Approved
	Mr. John Pappajohn	58,405,438	3,180,144	Approved
	Dr. Derace L. Schaffer	58,425,422	3,160,160	Approved
	Mr. Mark L. Pacala	58,506,460	3,079,122	Approved
	Mr. Chris Paterson	53,480,521	8,105,061	Approved
	Mr. William C. Stapleton	58,504,260	3,081,322	Approved
	Dr. Michael J. Barber	58,504,260	3,081,322	Approved

2.	Approval of the Company’s 2007 Equity Incentive Plan.

Vote results, Proposal 2:

For	Against	Abstain
46,207,777	13,378,728	264,236

This proposal was approved by the majority of shares voted.

3.	Approval of an amendment to the Company’s Certificate of Incorporation to increase the authorized number of shares of common stock from 80,000,000 to 100,000,000 shares.

Vote results, Proposal 3:

For	Against	Abstain
57,032,613	4,330,396	222,573

This proposal was approved by the majority of the outstanding shares of common stock of the Company.

4.	Ratification of the appointment of McGladrey & Pullen LLP as the Company’s independent auditors for the fiscal year ending December 31, 2007.

Vote results, Proposal 4:

For	Against	Abstain
52,323,087	9,089,177	173,318

This proposal was approved by the majority of shares voted.

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

4.5	^	Series D Convertible Preferred Stock Registration Rights Agreement dated April 10, 2003
4.6	$$$	Form of 2005 Registration Rights Agreement
4.8	+++	Form of 2005 Warrant to Purchase Shares of Common Stock
4.9	###	Form of Warrant to Purchase Common Stock issued to certain directors and officers of the Registrant
4.10	###	Form of Warrant to Purchase Common Stock for director service
4.11		Amendment No. 1 to 2007 Equity Incentive Plan
10.1		Employment agreement, dated as of June 18, 2007 by and between the Registrant and Thomas L. Tran
10.2		Employment agreement, dated as of June 25, 2007 by and between the Registrant and John Pegues
11.1		Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)
31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form S-1 filed on July 3, 1996 and incorporated herein by reference.
**	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form S-8 filed on October 8, 2004 and incorporated herein by reference.
***	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed on April 2, 2001 and incorporated herein by reference.
++	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-KSB filed on March 31, 2006 and incorporated herein by reference.
+++	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form SB-2/A filed on July 19, 2006 and incorporated herein by reference.
^	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on April 23, 2003 and incorporated herein by reference.
^^	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-QSB filed on November 14, 2006 and incorporated herein by reference.
$$	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on September 23, 2005 and incorporated herein by reference.
$$$	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-QSB filed on November 14, 2005 and incorporated herein by reference.
@	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on November 29, 2005 and incorporated herein by reference.
@@	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on December 23, 2005 and incorporated herein by reference.
##	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on November 6, 2006 and incorporated herein by reference.
###	Previously filed with the Securities and Exchange Commission as an Exhibit to the Transition Report on Form 10-KSB filed on April 17, 2007 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAREGUIDE, INC.

Date:	August 14, 2007	By:	/s/Thomas L. Tran
Thomas L. Tran
Chief Financial Officer