Form 10-Q
period 2007-09-30
CAREGUIDE INC
filed 2007-11-13
CIK 1017813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number:	0-22319

CAREGUIDE, INC.

(Exact name of registrant as specified in its charter)

Delaware	16-1476509
(State or other jurisdiction of	(I.R.S. Employer Identification No.)

incorporation or organization)

4401 N.W. 124th Avenue, Coral Springs, FL 33065

(Address of principal executive offices)

  (954) 796-3714

(Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 12, 2007, 67,538,976 shares of the Company’s common stock, par value $0.01 per share, were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CareGuide, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except par values)	September 30, 2007	December 31,
Assets	(unaudited)	2006
Current assets:
Cash and cash equivalents	$ 1,102	$ 5,975
Restricted cash available for current liabilities	1,887	4,717
Securities available for sale	33	24
Securities held for trading	384	284
Notes receivable	-	308
Accounts receivable, net of allowance for doubtful accounts of $688 and $544, respectively	1,910	3,503
Prepaid expenses and other current assets	483	587
Current assets of discontinued operations	333	344
Total current assets	6,132	15,742
Property and equipment, net	2,649	2,948
Intangibles and other assets, net	4,783	5,963
Goodwill	32,692	32,629
Restricted cash	925	908
Total assets	$ 47,181	$ 58,190

Liabilities and stockholders’ equity
Current liabilities:
Claims payable	$ 279	$ 7,260
Line of credit	-	8,000
Accounts payable and accrued expenses	8,072	4,932
Deferred revenue	215	1,500
Current tax liability	294	344
Current portion of lease obligations	500	365
Current liabilities of discontinued operations	359	425
Total current liabilities	9,719	22,826

Long-term liabilities:
Line of credit	8,000	-
Notes payable	6,764	6,520
Lease obligations, net of current portion	1,539	1,107
Deferred tax liability	7	7
Total liabilities	26,029	30,460

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 and 80,000,000 shares
authorized; 67,538,976 shares issued and outstanding	675	675
Additional paid-in capital	63,133	62,474
Other comprehensive loss	(9)	(32)
Accumulated deficit	(42,647)	(35,387)
Total stockholders’ equity	21,152	27,730
Total liabilities and stockholders’ equity	$ 47,181	$ 58,190

See notes to unaudited consolidated financial statements.

CareGuide, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
(Shares and dollars in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Capitation revenue	$ -	$9,093	$ 3,032	$26,699
Administrative and fee revenue	4,632	4,658	14,696	16,510
Total revenues	4,632	13,751	17,728	43,209
Cost of services – direct service costs, excluding depreciation and amortization of: $578, $283, $1,602 and $963, respectively	1,620	10,800	11,893	32,420
Gross profit	3,012	2,951	5,835	10,789

Operating costs and expenses:
Selling, general and administrative expense	2,263	2,069	8,005	7,187
Restructuring costs	992	-	1,692	-
Depreciation and amortization	737	456	2,238	1,592
Total operating costs and expenses	3,992	2,525	11,935	8,779

Operating (loss) income from continuing operations	(980)	426	(6,100)	2,010

Other income (expense):
Interest and other income	20	94	153	329
Trading portfolio gain (loss)	138	(174)	101	(403)
Interest expense	(270)	(412)	(1,250)	(1,220)
(Loss) income from continuing operations before income taxes and discontinued operations	(1,092)	(66)	(7,096)	716

Income tax expense	(127)	(19)	(212)	(117)
(Loss) income from continuing operations	(1,219)	(85)	(7,308)	599
(Loss) income from discontinued operations	(2)	711	55	425
Net (loss) income	(1,221)	626	(7,253)	1,024
Accretion of preferred stock	-	-	-	(11)
Net (loss) income attributable to common stockholders	$(1,221)	$ 626	$(7,253)	$ 1,013

Net (loss) income per common share-basic and diluted:
(Loss) income from continuing operations	$ (0.02)	$ -	$ (0.11)	$ 0.01
Discontinued operations	-	0.01	-	0.01
Net (loss) income	$ (0.02)	$ 0.01	$ (0.11)	$ 0.02

Weighted average common shares outstanding:
Basic	67,539	67,539	67,539	62,110
Diluted	67,539	70,411	67,539	66,159

See notes to unaudited consolidated financial statements.

CareGuide, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)
	Nine Months Ended September 30,
	2007	2006

Cash provided by (used in) operating activities:
Net (loss) income	$ (7,253)	$ 1,024
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Depreciation and amortization	2,238	1,592
Stock option compensation	224	72
Amortization of warrants	436	667
Interest expense on notes payable	243	-
Non-cash rent expense	482	334
Decrease in accounts receivable	1,594	4
Increase in prepaid expenses and other current assets	119	82
Decrease in claims payable	(6,981)	(2,586)
Increase (decrease) in accounts payable and accrued expenses	3,140	(1,588)
(Decrease) increase in deferred revenue	(1,285)	495
Increase in other assets	88	74
Change in value of trading portfolio	(101)	402
(Decrease) increase in current tax liability	(50)	24
Deferred tax benefit	-	(156)
Decrease in current liabilities of discontinued operations	(56)	(546)
Net cash used in operating activities	(7,162)	(106)

Cash provided by (used in) investing activities:
Purchases of property and equipment	(769)	(142)
Restricted deposits, net	2,813	1,211
Collection of notes receivable	310	-
Cash (used in) acquired in merger, net of acquisition costs	(62)	4,329
Net cash provided by investing activities	2,292	5,398

Cash used in financing activities:
Principal payments of capital lease obligations	(3)	(187)
Costs of equity and financing transactions	-	(568)
Net cash used in financing activities	(3)	(755)

Net (decrease) increase in cash and cash equivalents	(4,873)	4,537
Cash and cash equivalents, beginning of period	5,975	2,336
Cash and cash equivalents, end of period	$ 1,102	$ 6,873

See notes to unaudited consolidated financial statements.

CAREGUIDE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements for the three and nine month periods ended September 30, 2007

1. Organization and Description of Business

The accompanying financial statements for the three and nine months ended September 30, 2007 and 2006 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for these interim periods. These financial statements should be read in conjunction with the audited financial statements and notes thereto, for the nine months ended December 31, 2006. The amounts presented for the 2006 interim periods have been restated from amounts presented in the original filing to conform to the interim results presented in the Company's Form 10-KSB for the nine month period ended December 31, 2006. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results for the entire year.

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

The financial statements presented herein for the three and nine months ended September 30, 2006 are the historical financial statements of the former CCS Consolidated, Inc., with the combined results of operations of the Company (formerly known as Patient Infosystems, Inc.) and CCS Consolidated, Inc. reflected for the period from January 25, 2006 to September 30, 2006.

2. Mergers (continued)

The following unaudited pro forma summary presents the Company’s consolidated results of operations for the three and nine months ended September 30, 2006 as if both the PATY Merger and the Haelan Merger had been consummated on January 1, 2006. The pro forma consolidated results of operations include certain pro forma adjustments, including the amortization of identifiable intangible assets, interest and expenses on certain debt (in thousands, except for share and per share data).

	Pro Forma for the Three Months Ended September 30, 2006	Pro Forma for the Nine Months Ended September 30, 2006
Total revenues	$ 14,841	$ 46,841
Cost of services – direct service costs	(11,310)	(34,050)
Total operating costs and expenses	(3,318)	(11,567)
Other expenses, net	(618)	(1,691)
Net loss from continuing operations	$ (405)	$ (467)
Net loss per common share - basic and diluted	$ (0.01)	$ (0.01)
Weighted average shares outstanding	67,538,976	67,538,976

The pro forma results are not necessarily indicative of those that would have occurred had the acquisitions been consummated on January 1, 2006.

3. Business Operations

The Company realized net losses of approximately $1.2 million and $7.3 million for the three and nine months ended September 30, 2007, respectively, and had a working capital deficit of $3.6 million at September 30, 2007. The Company’s ability to continue as a going concern is dependent upon achieving profitability from future operations sufficient to maintain adequate working capital. These financial statements have been prepared assuming the Company will continue as a going concern. Until the Company can sustain sufficient profitable operations or other revenue-generating activities to be self-sufficient, the Company will remain dependent on other sources of capital.

Through September 30, 2007, such capital has been obtained primarily from the issuance of capital stock and borrowings from a financial institution. As described in Note 5 below, the Company maintains an $8.0 million revolving line of credit facility with Comerica Bank (the "Line of Credit"), the full amount of which is currently outstanding. The full balance of the Line of Credit, plus any accrued but unpaid interest, is due and payable on January 1, 2009. The Company’s primary investors have guaranteed the Company’s obligations under Line of Credit and have committed to provide additional funding to the Company, if required, through January 1, 2008 up to a maximum of $2.0 million. The Company anticipates that it may be required to provide compensation to the guarantors of the Line of Credit, which the Company believes would likely be in the form of warrants to purchase shares of the Company’s common stock. The Company’s stockholders would experience dilution of their ownership to the extent that the Company issues any such warrants, and any such dilution could be substantial.

Also as described in Note 5, in September 2007, the Company obtained a second credit facility (“Revolving Line B”) from Comerica Bank under which the Company may borrow up to an additional amount equal to the lesser of (a) $1.0 million or (b) 60% of its eligible accounts receivable, which percentage will increase to 75% of its eligible accounts receivable upon the satisfaction of certain conditions. All outstanding amounts under Revolving Line B are due on September 23, 2008. As of September 30, 2007, no amounts had been drawn on Revolving Line B.

Management’s plans for dealing with the adverse effects of its liquidity condition include entering into contracts with additional health plans, achieving positive gross margins by exiting or renegotiating under-performing contracts, reducing operating expenses and considering strategic partnerships with other healthcare companies. The Company has restructured its operations in 2007 in order to reduce annualized operating expenses by an estimated amount of approximately $3.4 million. However, there can be no assurance that the Company will be successful in achieving increased revenues, profitability or cash flows as a result of these initiatives.

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

Reclassification

Certain prior period balances have been reclassified to agree with the current year presentation. There was no effect from these reclassifications on the net income (loss) for the three and nine months ended September 30, 2006 or stockholders’ equity reported as of that date. The amounts presented for the 2006 interim periods have been restated from amounts presented in the original filing to conform to the interim results presented in the Company's Form 10-KSB for the nine month period ended December 31, 2006.

Depreciation and Amortization

The Company reports all depreciation and amortization expense as an operating expense. For the three months ended September 30, 2007 and 2006, the reported amounts included $578,000 and $283,000, respectively, of depreciation and amortization expenses that were attributable to cost of services. For the nine months ended September 30, 2007 and 2006, the reported amounts included $1.6 million and $963,000, respectively, of depreciation and amortization expenses that were attributable to cost of services.

Restricted Cash

In connection with several of the Company’s customer contracts and office leases, the Company is required to maintain letters of credit totaling $2.2 million at September 30, 2007. The Company has secured these letters of credit by establishing certificates of deposit, which are included in restricted cash on the consolidated balance sheets.

At September 30, 2007, CCS New Jersey, Inc., a subsidiary of the Company, had on deposit $624,000 with the State of New Jersey as a condition of licensure as an Organized Delivery System in New Jersey. This deposit is included as restricted cash in the consolidated balance sheets. At September 30, 2007, Coordinated Care Solutions of Texas, Inc., a subsidiary of the Company had $325,000 on deposit with the Texas Department of Insurance. As this subsidiary is in the process of winding down its operations, this deposit is included in current assets of discontinued operations on the consolidated balance sheets.

The portion of restricted cash that is available and that the Company intends to use to satisfy current liabilities is included in current assets. The fair value of restricted cash approximates its carrying value.

4. Summary of Significant Accounting Policies (continued)

Long-Lived Assets

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (SFAS No. 144) which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations, for a disposal of a segment of a business. The Company periodically reviews the carrying value of its long-lived assets to assess recoverability and impairment. The Company recorded no impairments during the three and nine months ended September 30, 2007 or 2006.

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

Reconciliation of Claims Payable
(Dollars in thousands)
	Nine Months Ended
	September 30,
	2007	2006

Claims payable, beginning of period	$ 7,260	$ 9,429

Claims Incurred:
Current period	2,750	21,408
Prior periods	(2,209)	(536)

Total incurred claims	541	20,872

Paid Claims:
Current period	(458)	(1,733)
Prior periods	(5,245)	(5,708)
Claims paid by health plan	(1,819)	(16,017)
Total paid claims	(7,522)	(23,458)

Claims payable, end of period	$ 279	$ 6,843

Cost of services for the nine months ended September 30, 2007 and 2006 includes a benefit of approximately $2.2 million and $536,000, respectively, related to the favorable settlement of claims for services included in the prior reporting periods.

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

For the three months ended September 30, 2007 and 2006, 25.4% and 73.3%, respectively, and for the nine months ended September 30, 2007 and 2006, 36.9% and 67.6%, respectively, of the Company’s total revenue from continuing operations was earned under contracts with affiliates of two customers, Aetna Health Plans (“Aetna”) and Blue Cross Blue Shield of Michigan (“BCBSMI”). The capitated risk contacts with Aetna were terminated effective January 31, 2007. For the three and nine months ended September 30, 2006, 0.7% and 10.3%, respectively, of the Company’s total revenue from continuing operations was earned under contracts with Health Net, Inc. (“Health Net”). The Health Net contracts were terminated effective May 1, 2006. The revenues from BCBSMI for the three and nine months ended September 30, 2007 were 25.4% and 19.8%, respectively, of the total revenues from continuing operations for these periods. Other than these customers, no other one customer accounted for more than 10% of the Company’s total revenue for the three or nine months ended September 30, 2007 and 2006.

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

4. Summary of Significant Accounting Policies (continued)

Stock-Based Compensation Plans

In December 2004, the FASB issued Statement of Financial Standard (“SFAS”) No. 123(Revised), “Share-Based Payment” (“SFAS No.123(R)”), establishing accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments, or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based stock awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123(R) replaces existing requirements under SFAS No. 123, “Accounting for Stock-Based Compensation,” and eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company adopted SFAS 123(R) on April 1, 2006. During the three and nine months ended September 30, 2007, the Company recognized $127,000 and $224,000, respectively, in compensation expense for certain stock options in accordance with SFAS No. 123(R). Prior to April 1, 2006, the Company recognized and measured compensation for its stock rights and stock option plans in accordance with APB Opinion No. 25. For the three and nine months ended September 30, 2006, the Company recognized $21,000 and $72,000, respectively, of compensation expense in accordance with APB No. 25.

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

In September 2006, FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R ("SFAS No. 158"). SFAS No. 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 will be effective as of the end of the fiscal year ending after December 15, 2006. As the Company has no defined benefit postretirement plans, the Company does not anticipate that SFAS No. 158 will have a material impact on its consolidated financial statements.

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

4. Summary of Significant Accounting Policies (continued)

Net (Loss) Income Per Share

For the three and nine months ended September 30, 2007, the calculations of basic and diluted net loss per share were based on loss attributable to common stockholders of $1,221,000 and $7,253,000, respectively, and a basic and diluted weighted average number of common shares outstanding of 67,538,976 for each of these periods. For the three and nine months ended September 30, 2006, the calculations of basic and diluted net income per share were based on income attributable to common stockholders of $626,000 and $1,013,000, respectively, a basic weighted average number of common shares outstanding of 67,538,976 and 62,110,173, respectively, and a fully diluted weighted-average number of common shares outstanding of 70,410,930 and 66,159,351, respectively, after giving effect to 2,871,955 and 4,049,178 weighted average shares underlying outstanding stock options and warrants for the same respective periods. The computation of fully diluted loss per share for the three and nine months ended September 30, 2007 did not include any common stock equivalents of outstanding, options or warrants, because the effect would be anti-dilutive due to the net loss from continuing operations in those periods. The calculation of the Company’s net (loss) income per share for the three and nine months ended September 30, 2007 and 2006 is as follows (shares and dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
(Loss) income from continuing operations	$ (1,219)	$ (85)	$(7,308)	$ 599
Dividends and accretion of preferred stock	-	-	-	(11)
Net (loss) income attributable to common stockholders from continuing operations	(1,219)	(85)	(7,308)	588
(Loss) income from discontinued operations	(2)	711	55	425
Net (loss) income attributable to common stockholders	$ (1,221)	$ 626	$ (7,253)	$ 1,013

Weighted average common stock outstanding - basic	67,539	67,539	67,539	62,110
Weighted average common stock outstanding - diluted	67,539	70,411	67,539	66,159

Net (loss) income per share, basic and diluted, continuing operations	$ (0.02)	$ -	$ (0.11)	$ 0.01
Income per share, basic and diluted, discontinued operations	-	0.01	-	0.01
Net (loss) income per share, basic and diluted	$ (0.02)	$ 0.01	$ (0.11)	$ 0.02

5. Long-Term Obligations

Line of Credit

The Company has an $8,000,000 revolving line of credit (the "Line of Credit") with an outside lender for working capital purposes. The Line of Credit bears interest at the outside lender’s prime rate plus 1%, which was 8.75% and 9.25% at September 30, 2007 and 2006, respectively, and matures on January 1, 2009. The Line of Credit is collateralized by all of the Company’s assets, including its investment in all of its subsidiaries. In addition, the outside lender required that the Company obtain unconditional guaranties (the "Guaranties") from its primary investors. Under the terms of the Guaranties, each participating primary investor unconditionally and irrevocably guarantees prompt and complete payment of its pro rata share of the amount the Company owes under the Line of Credit. At September 30, 2007, the full balance of $8,000,000 was outstanding under the Line of Credit. The Company anticipates that it may be required to provide compensation to the guarantors of the Line of Credit, which the Company believes would likely be in the form of warrants to purchase shares of the Company’s common stock. The Company’s stockholders would experience dilution of their ownership to the extent that the Company issues any such warrants, and such dilution could be substantial.

In September 2007, the Company obtained a second credit facility with the same lender (“Revolving Line B”), under which the Company may borrow up to an additional amount equal to the lesser of (a) $1.0 million or (b) 60% of its eligible accounts receivable, which percentage will increase to 75% of its eligible accounts receivable upon the satisfaction of certain conditions. Revolving Line B is collateralized by certain accounts receivable of the Company. Any amounts borrowed under Revolving Line B will bear interest at the lender’s prime rate plus 2%, and all outstanding amounts under Revolving Line B are due on September 23, 2008. As of September 30, 2007, no amounts had been drawn on Revolving Line B.

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

6. Stockholders’ Equity

Capital Stock

The Company is authorized to issue up to 120,000,000 shares of capital stock, of which 100,000,000 are designated as common stock and 20,000,000 are designated as preferred stock. An amendment to the Company’s certificate of incorporation to increase the authorized number of shares of common stock from 80,000,000 shares to 100,000,000 shares was approved by the Company’s stockholders at an annual meeting of stockholders held on June 13, 2007. As of September 30, 2007 and 2006, there were 67,538,976 shares of common stock outstanding and no shares of preferred stock outstanding.

2005 Equity Incentive Plan

During the fiscal year ended March 31, 2006, CCS’s board of directors and stockholders adopted the CCS Consolidated, Inc. 2005 Equity Incentive Plan (the "2005 Plan"). Prior to the PATY Merger, CCS granted options to certain of its officers under the 2005 Plan. These options were assumed by the Company as part of the PATY Merger and were converted into options to purchase shares of the Company's common stock at an exercise price of $0.2337 per share, based on the exchange ratio for CCS’s common stock in the PATY Merger. As of September 30, 2007, options to purchase 1,272,082 shares of the Company’s common stock were outstanding under the 2005 Plan. The options granted under the 2005 Plan and assumed by the Company have a term of ten years from the date of grant. The options were accelerated in connection with the PATY Merger so that they were 25% vested as of January 25, 2006 and vest in 36 monthly installments thereafter. No options were granted under the 2005 Plan during the three and nine months ended September 30, 2007. During the three and nine months ended September 30, 2007, the Company recognized compensation expense related to options granted under the 2005 Plan of $16,000 and $83,000, respectively, as compared to $22,000 and $58,000 for the same respective periods of the prior year.

Amended and Restated 1995 Stock Option Plan

The Company continues to administer the Patient Infosystems 1995 Stock Option Plan (the “PATY Plan”). As of September 30, 2007, there are options to purchase 172,000 shares of the Company's common stock outstanding under the PATY Plan, with a weighted average exercise price of $2.90 per share. No further grants of options may be awarded under the PATY Plan.

2007 Equity Incentive Plan

In March 2007, the Company’s board of directors approved a 2007 Equity Incentive Plan (the “2007 Plan”) subject to approval of the stockholders of the Company, and the 2007 Plan was adopted by the Company’s stockholders in June 2007. The Company has reserved 7,000,000 shares of its common stock for issuance under the terms of the 2007 Plan. As of September 30, 2007, options to purchase 6,143,525 shares of the Company’s common stock were outstanding at a weighted-average purchase price of $0.44 per share. Options granted under the 2007 Plan generally vest over a period of 4 years and have a term of ten years from the date of grant.

6. Stockholders’ Equity (continued)

Stock-Based Compensation Expense

In accordance with SFAS No. 123(R), which the Company adopted on April 1, 2006, the Company's net income (loss) for the three and nine months ended September 30, 2007 and the three and nine months ended September 30, 2006 gives effect to $16,000, $83,000, $21,000 and $72,000, respectively, of expense related to certain stock options and warrants granted in prior periods. Upon adoption of SFAS No. 123(R), the Company used the modified prospective transaction method, which requires that compensation expense be recorded for all non-vested options beginning with the first quarter of adoption. Prior periods were not restated to reflect the impact of adopting SFAS No. 123(R) on April 1, 2006. Income before taxes, net income, cash flows from operating activities, cash flows from financing activities and basic and diluted earnings per share for the nine months ended September 30, 2007 were lower by approximately $83,000, $83,000, $0, $0, $0.00 and $0.00, respectively, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25 for awards under the PATY Plan and the 2005 Plan during this period. During the three months ended March 31, 2006 the Company reported such stock option expenses on a pro-forma basis only, in accordance with SFAS No. 123. The Company determines all stock-based employee compensation expense using the Black-Scholes Option Pricing Model. For comparative purposes, the pro forma net income for the nine months ended September 30, 2006 is set forth in the table below (shares and dollars in thousands):

For Nine Months Ended September 30, 2006
Net income attributable to common stockholders, as reported	$ 1,013
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3)
Pro forma net income	$ 1,010
Net income per share – basic and diluted – as reported	$ 0.02
Net income per share – basic and diluted – pro forma	$ 0.02
Weighted average common shares – basic	62,110
Weighted average common shares - diluted	66,159

The Company did not grant any stock options or other stock awards during the three or nine months ended September 30, 2006.

During the three and nine months ended September 30, 2007, the Company recognized $108,000 and $126,000, respectively, of compensation expense under SFAS No. 123(R) related to options granted in June 2007 under the 2007 Equity Incentive Plan.

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

Call Option Liability

The Company is party to call option agreements with an underwriter and its affiliates, which entitle certain holders to purchase up to 153,518 shares of American Caresource Holdings, Inc. common stock (“ACSH”) from the Company for $6.00 per share at any time until October 31, 2010. The options were granted in connection with an offering of the Company’s securities underwritten by the holder. The 153,518 shares held for trading are valued at market price, and the call options are considered derivative instruments and are carried at fair value. The fair value of each call option has been determined at September 30, 2007 using the Black-Scholes pricing model using the following assumptions: volatility 66.31%, interest rate 4.31%, average life of 1.59 years. Changes to the fair market of the trading portfolio and the call option obligation are recognized in the accompanying consolidated statement of operations. For the three and nine months ended September 30, 2007, the Company recognized gains of $138,000 and $101,000, respectively, in the trading portfolio, and for the three and nine months ended September 30, 2006, the Company recognized losses of $174,000 and $403,000, respectively, in the trading portfolio. During the same periods the Company recognized increases (decreases) in the call option liability of $31,000, $(8,000), $(152,000) and $(322,000), respectively, for such periods.

As of September 30, 2007, the Company held 166,610 shares of ACSH common stock and has designated 153,518 shares as trading securities because these shares would be used to satisfy the call options.

Haelan Notes and Earn-Out

We also have a contingent obligation to the former Haelan shareholders to pay up to $3.0 million in the event that Haelan’s revenues for 2007 exceed certain agreed-upon thresholds. In the event that such revenue targets are achieved in full or in part, we may elect to satisfy a portion of this obligation through the issuance of shares of our common stock valued at a trailing average closing price of such shares. In the event that this contingent obligation to the Haelan shareholders materializes, our stock price may be trading at a level that will make it prohibitively dilutive to us to issue shares of our common stock, in which case we would need to make any necessary payments in cash. As with the Haelan Notes, we may need to seek alternative sources of capital in order to satisfy this obligation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis provides a review of our operating results and cash flows for the three and nine months ended September 30, 2007 and 2006 and our financial condition at September 30, 2007. The focus of this discussion and analysis is on the underlying business reasons for significant changes and trends affecting our revenues, results of operations, cash flows and financial condition. This discussion and analysis should be read in conjunction with our accompanying consolidated unaudited financial statements and related notes thereto included in this quarterly report, as well as in conjunction with our consolidated audited financial statements for the nine months ended December 31, 2006, included with our Transition Report on Form 10-KSB filed with the SEC on April 17, 2007.

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

The review of our operating results and cash flows for the nine months ended September 30, 2006 includes the results of CCS Consolidated and its subsidiaries only (excluding the Company (formerly Patient Infosystems, Inc.)) for the period from January 1, 2006 to January 25, 2006 and includes the results of CareGuide, Inc. (formerly Patient Infosystems, Inc.) and its subsidiaries (including CCS Consolidated) from the merger date of January 25, 2006 through September 30, 2006. The review of our operating results and cash flows for the three months ended September 30, 2006 includes the results of CareGuide and CCS Consolidated. The review of our operating results and cash flows for the three and nine months ended September 30, 2007 includes the results of CareGuide and all of its subsidiaries, including CCS Consolidated and Haelan. The review of our financial condition as of September 30, 2007 includes CareGuide, Inc. and all consolidated subsidiaries, including CCS Consolidated and Haelan.

Our Business

We are a population health management company that provides a full range of healthcare management services to health plans, work/life companies, government entities, and self-funded employers to help them to reduce health care costs while improving the quality of care for their members. We have approximately 80 customers across the United States.

We focus on population health management solutions as we believe that the steadily rising cost of healthcare for employers and union groups, increasing demands on Medicare and Medicaid funding that are outpacing resources, and an increased interest in healthcare technology and population health management services by the federal government, employers, unions, and large insurers creates a fertile environment for our business model. Furthermore, we believe that our approach to population health management, as discussed below, yields favorable results in comparison to traditional disease management programs, and positions us for growth.

We consider one of our greatest strengths to be our proprietary One Care Street™ product, which we believe has the ability to identify which health members in a covered population are most likely to utilize healthcare services in the next six to twelve months. Without relying on claims data like traditional predictive models, One Care Street has been demonstrated to be able to recognize individuals who will seek care before they have acute needs. In addition, our research has shown that One Care Street can prospectively identify members who are most likely to generate the highest medical costs in each current year, absent intervention by service providers such as us. Based upon our research in the health perception field, we believe that One Care Street exceeds the predictive power of many traditional models.

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

While we have historically derived the majority of our revenues from risk-based contracts, we have been exiting the capitated risk business over the last few years. Our current strategic direction is to develop the "next generation" of disease and care management services, using our predictive modeling, health coaching and our full range of health care interventions. The last of our risk-based contracts terminated January 31, 2007, and we expect most future contracts to be on the basis of ASO or fee-for-service. Related to these business model changes through the first few months of 2007, we reduced our employee count through the elimination of positions directly attributable to our risk-based contracts. In the second and third quarters of 2007, we implemented additional restructuring initiatives which involve an expected reduction in operating expenses and a strategic realignment of certain functions inside our company.

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

Revenue Recognition

We have historically recognized capitated revenue for contracts under which we accept risk. Capitated revenue is recorded by multiplying a contractually negotiated revenue rate per health plan member per month (“PMPM”) by the number of health plan members covered by our services during the month. These PMPM rates are initially determined during contract negotiations with customers based on estimates of the costs of our services, including the cost of claims. Such rates are generally renegotiated at contract renewal. In certain contracts, the PMPM rates differ depending on the health plan’s lines of business, such as Medicare, commercial or Medicaid. The PMPM rates will also differ in certain cases depending on the type of service provider, such as a skilled nursing facility or a home health provider. Contracts with health plans generally range from one to two years with provisions for subsequent renewal. The percentage of our revenue generated from risk-based contracts diminished during 2005 and 2006, and the last of our risk-based contracts was terminated effective as of January 31, 2007.

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

RESULTS OF OPERATIONS

This information should be read in conjunction with our consolidated unaudited financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 and the related notes thereto.

Our historical business model was the acceptance of capitated risk to provide post-acute services to members of a health plan’s covered population. Under this model, we received capitated PMPM revenue for all covered members. We then paid the claims of the members that needed services. Thus, the capitated revenue received included the cost of claims, as well as our expenses to provide our services. During the three and nine months ended September 30, 2006, we accepted capitated risk from Aetna Health Plans (“Aetna”). We had previously accepted capitated risk from Health Net. The Health Net contracts fully converted from capitated risk to ASO effective as of January 1, 2006. Therefore, we received administration fees from Health Net during the three and nine months ended September 30, 2006. All of our Health Net contracts were terminated effective May 1, 2006, and all of our contracts with Aetna were terminated effective January 31, 2007. Therefore, during the nine months ended September 30, 2007, we accepted capitated risk from Aetna for the month of January 2007 only and recorded only minor amounts of ASO revenue from Aetna. During the three months ended September 30, 2007, we recorded no revenue related to capitated risk arrangements.

Three and Nine Months Ended September 30, 2007 Compared to the Three and Nine Months Ended September 30, 2006

Capitation Revenue

As described above, we accepted capitated risk from Aetna during the three and nine months ended September 30, 2006. The related capitated revenues for these periods were $9.1 million and $26.7 million, respectively. As the capitated risk contracts were terminated effective January 31, 2007, we recognized capitated revenue for the month of January 2007 only, which aggregated $3.0 million.

Administrative and Fee Revenue

Administrative and fee revenue for the three and nine months ended September 30, 2007 was $4.6 million and $14.7 million, respectively, as compared to $4.7 million and $16.5 million for the same respective periods of the prior year.

Total Revenues

Our total revenues for the three and nine months ended September 30, 2007 aggregated $4.6 million and $17.7 million, respectively, which decreased $9.1 million and $25.5 million, respectively, from the same respective periods of the prior year. This decrease was the net result of the following (dollars in thousands):

	Three Months	Nine Months
Revenue for period ended September 30, 2006	$ 13,751	$ 43,209
Changes due to:
Aetna Capitated Risk	(9,093)	(23,667)
Health Net	(95)	(4,444)
BCBSMI	199	1,047
InnovaCare	(480)	(1,432)
Merger with Haelan	1,166	3,473
All other	(816)	(458)
Revenue for period ended September 30, 2007	$ 4,632	$ 17,728

Direct Service Costs

Direct service costs consist of incurred claims on capitated risk and fee-for-service business and the direct clinical costs of providing our services to customers and members of customers. For the three and nine months ended September 30, 2007, the direct service costs exclude $578,000 and $1.6 million, respectively, of depreciation and amortization cost attributable to direct service costs but that are reported as an operating cost. For the three and nine months ended September 30, 2006, the direct service costs exclude $283,000 and $963,000, respectively, of depreciation and amortization cost attributable to direct service costs but that are reported as an operating cost. The decreases in direct service costs of $9.2 million and $20.5 million for the three and nine months ended September 30, 2007, respectively, from the same respective periods of the prior year were due primarily to the net result of the following factors:

•

The termination of the Aetna capitated risk contracts as of January 31, 2007 resulted in a decrease in direct service costs for the three and nine months ended September 30, 2007, as compared to the same periods of the prior year, of $8.6 million and $18.9 million, respectively.

•

There was a decrease in incurred claims related to Health Net of $651 thousand for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 due to the termination of the Health Net contracts as of May 1, 2006.

•	The purchase of Haelan in December 2006 added $764 thousand and $1.6 million of direct service costs for the three and nine months ended September 30, 2007 from contracts acquired in that transaction.
•

Direct service costs are impacted by changes in management's estimates of our obligations for claims payable. Our cost of services for the nine months ended September 30, 2007 and 2006 includes a benefit of approximately $2.2 million and $536,000, respectively, related to the favorable settlement of claims for services in the prior reporting periods.

Gross Profit

Our gross profit for the three months ended September 30, 2007 increased by $61,000 to $3.0 million for the same period of the prior year. Our gross profit for the nine months ended September 30, 2007 decreased by $5.0 million to $5.8 million from $10.8 million for the same period of the prior year. The termination of our Aetna capitated risk contracts as of January 31, 2007 resulted in a gross profit decrease of $0.5 million and $4.8 million, respectively, for the three and nine month periods ended September 30, 2007, net of the impact of the $2.2 million in favorable claims development recognized in 2007. The termination of our Health Net contracts as of May 1, 2006 resulted in a gross profit decrease of $0.1 million and $3.8 million, respectively, for the three and nine month periods ended September 30, 2007. The effect of these terminations was partially offset by the $0.4 million and $1.9 million of gross profit in the three and nine months ended September 30, 2007, respectively, contributed from contracts acquired in the merger with Haelan that occurred in December 2006.

Selling, General and Administrative Expenses (“SG&A”)

SG&A increased by $194,000 and $818,000 during the three and nine months ended September 30, 2007, respectively, when compared to same respective periods of the prior year. Our merger with Haelan accounted for an increase of $422,000 and $1.4 million during the three and nine months ended September 30, 2007, respectively, as a result of additional employees acquired in the merger.

Restructuring costs

In connection with the transition from a capitated risk entity to an integrated disease and care management entity, we have undertaken restructuring initiatives, including certain office space consolidation and staff reductions, including the ceasing of operations at our facility in Rochester, New York in the third quarter of 2007. As a result of these initiatives, we have reduced our workforce by approximately 75 full-time employees with annual salaries and benefits in excess of $3.4 million. We recognized expenses of approximately $992,000 and $1.7 million related to restructuring initiatives undertaken during the three and nine months ended September 30, 2007, respectively.

Depreciation and Amortization Expense

Depreciation and amortization expense related to fixed and intangible assets for the three and nine months ended September 30, 2007 increased by $281,000 and $646,000, respectively, when compared to the same respective periods of the prior year. During the three and nine months ended September 30, 2007, we amortized fixed and intangible assets acquired in our mergers with PATY and Haelan of $571,000 and $1.9 million, respectively, which represented increases of $376,000 and $1.4 million, respectively, from the same respective periods of the prior year. These increases were partially offset by reductions of $164,000 and $631,000 in depreciation and amortization of other fixed or intangible assets which became fully depreciated or amortized subsequent to September 30, 2006. For the three and nine months ended September 30, 2007, our direct service costs exclude $578,000 and $1.6 million, respectively, of depreciation and amortization cost attributable to direct service costs but that are reported as an operating cost. For the three and nine months ended September 30, 2006, our direct service costs exclude $283,000 and $963,000, respectively, of depreciation and amortization cost attributable to direct service costs but that are reported as an operating cost.

Other Income (Expense), net

Interest income decreased by $74,000 and $176,000 to $20,000 and $153,000 during the three and nine months ended September 30, 2007, respectively, when compared to the same respective periods of the prior year due to lower interest-bearing cash balances during these periods.

Interest expense on our line of credit with Comerica Bank (the "Line of Credit") decreased by $5,000 to $188,000 for the three ended September 30, 2007 when compared to the three months ended September 30, 2006 and increased by $18,000 for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.

Certain of our principal stockholders have guaranteed our obligations under the Line of Credit and as compensation those stockholders were issued warrants to purchase shares of our common stock. These warrants were being amortized to interest expense through June 2007. There was no warrant amortization for the three months ended September 30, 2007 as compared to $219,000 for the three months ended September 30, 2006. The warrant amortization for the nine months ended September 30, 2007 was $436,000 compared to $667,000 for the nine months ended September 30, 2006. The offset to this expense is an increase in additional paid-in capital on our balance sheet.

In connection with the purchase of Haelan in December 2006, we issued $6.5 million of convertible notes payable which accrue interest at a 5% per year compounded rate. During the three and nine months ended September 30, 2007, we recognized $82,000 and $243,000, respectively, of interest expense in connection with these notes that was not present in the three and nine months ended September 30, 2006.

Prior to the PATY Merger, Patient Infosystems effected a spin-off of its subsidiary, American Caresource Holdings, Inc. (“ACSH”). We retained 166,610 shares of ACSH common stock following the spin-off and have classified 13,092 of these shares as available-for-sale. The available-for-sale shares are carried at fair value, with unrealized gains and losses reported as a separate component of our stockholders’ equity. The remaining 153,518 shares of ACSH common stock have been classified as a trading portfolio, as these shares may be needed to satisfy a call option that we have granted on these shares to a holder who acted as an underwriter of our securities in a private placement offering in 2005, as described in Note 7 to our consolidated unaudited financial statements included in this report. We carry this trading portfolio at fair value, with unrealized gains and losses reported as a component of our consolidated statements of operations. The value of the ACSH common stock increased in the three and nine months ended September 30, 2007 and 2006 as compared to the same periods of the prior year.

Income tax expense

Income tax expense for the three and nine months ended September 30, 2007 was $127,000 and $212,000, respectively, compared to expense of $19,000 and $117,000 recognized in the same respective periods of the prior year. The increases are primarily due to state income taxes related to our regulated subsidiary.

Discontinued Operations

We recognized a loss of $2,000 for the three months ended September 30, 2007 and income of $55,000 for the nine months ended September 30, 2007 from discontinued operations associated with Coordinated Care Solutions of Texas, Inc. During the three and nine months ended September 30, 2006, we recognized income of $711,000 and $425,000, respectively, from discontinued operations related to the Oxford business.

Net (Loss) Income

We recognized net losses of $1.2 million and $7.3 million for the three and nine months ended September 30, 2007 as compared to net income of $626,000 and $1.0 million for the same respective periods of the prior year. As described above, the primary drivers for the net losses were decreases in revenue from terminated contracts, offset partially by decreases in expenses associated with those contracts, as well as higher administrative expenses resulting from our expansion following the Haelan acquisition and restructuring costs during 2007. The losses were partially mitigated by gross profit generated by contracts acquired in the Haelan acquisition. As discussed above, our new integrated product featuring One Care Street, coupled with the restructuring initiatives commenced in 2007, is designed to increase our revenues while reducing direct service costs and other operating costs.

Liquidity and Capital Resources

Comerica Line of Credit

We have obtained an $8.0 million revolving line of credit with Comerica Bank (the "Line of Credit"). The Line of Credit bears interest at Comerica’s prime rate plus 1%, which was 8.75% and 9.25% at September 30, 2007 and 2006, respectively. We have fully borrowed against this facility, and the full amount is currently due and payable on January 1, 2009. The Line of Credit is collateralized by all of our tangible assets, including our investment in all of our subsidiaries. Our obligations to Comerica under the Line of Credit have been guaranteed by certain of our subsidiaries as well as certain of our principal stockholders. We may be required to provide compensation to the guarantors of the Line of Credit, which we believe would likely be in the form of warrants to purchase shares of common stock. Our stockholders would experience dilution of their ownership to the extent that we issue any such warrants, and such dilution could be substantial.

In September 2007, we obtained a second credit facility from Comerica (“Revolving Line B”) under which we may borrow up to an additional amount equal to the lesser of (a) $1.0 million or (b) 60% of our eligible accounts receivable, which percentage will increase to 75% of our eligible accounts receivable if we satisfy certain conditions. Revolving Line B is collateralized by certain of our accounts receivable. Any amounts borrowed under Revolving Line B will bear interest at the lender’s prime rate plus 2%, and all outstanding amounts under Revolving Line B are due on September 23, 2008. As of September 30, 2007, no amounts had been drawn on Revolving Line B. We are obligated to pay to the lender an unused commitment fee equal to 0.5% per year of the unused portion of Revolving Line B, payable quarterly in arrears.

The loan agreement underlying the Line of Credit and Revolving Line B contains representations and warranties and affirmative and negative covenants that are customary for credit facilities of this type. The agreement also requires us to maintain certain EBITDA financial covenants, such that we are required to earn EBITDA (as defined in the loan agreement) of not less than the applicable amounts set forth in the agreement on a trailing six-month basis. The Line of Credit and Revolving Line B could restrict our ability to, among other things, sell certain assets, change our business, engage in a merger or change in control transaction, incur debt, pay cash dividends, make investments and encumber our assets. The credit facilities also contain events of default that are customary for credit facilities of this type, including payment defaults, covenant defaults, insolvency type defaults and events of default relating to liens, judgments, material misrepresentations and the occurrence of certain material adverse events.

Haelan Notes and Earn-Out

As described above, in connection with our acquisition of Haelan in December 2006, we issued convertible promissory notes, or Haelan Notes, in the aggregate principal amount of $6.5 million to the former securityholders of

Haelan. The Haelan Notes do not mature until December 2009, although this could be accelerated in the event that we consummate a sale transaction involving our company. We may also elect to prepay amounts due under the Haelan Notes. Under the terms of the Haelan Notes, we may satisfy our obligations to the holders of such notes through the issuance of shares of our common stock, but only in the event that the average closing price of our common stock exceeds certain thresholds. No assurance can be given that we will be allowed to issue shares of our common stock in satisfaction of this liability, and we may not have available capital on hand to satisfy such amounts due in cash. In such case, we may need to seek outside sources of funding.

We also have a contingent obligation to the former Haelan shareholders to pay up to $3.0 million in the event that Haelan’s revenues for 2007 exceed certain agreed-upon thresholds. In the event that such revenue targets are achieved in full or in part, we may elect to satisfy a portion of this obligation through the issuance of shares of our common stock valued at a trailing average closing price of such shares. In the event that this contingent obligation to the Haelan shareholders materializes, our stock price may be trading at a level that will make it prohibitively dilutive to us to issue shares of our common stock, in which case we would need to make any necessary payments in cash. As with the Haelan Notes, we may need to seek alternative sources of capital in order to satisfy this obligation.

Working Capital

As of September 30, 2007, we had a deficit in working capital of $3.6 million. We are dependent on continued growth of our ASO and fee-for-service revenue contracts to replace the cash flow that was historically generated from our capitated risk contracts. We have implemented a restructuring program in 2007 to streamline and restructure our operations to focus on our core business of population healthcare management where we are not at-risk for provider claims. Under our restructuring initiatives, we expect to reduce our overall operating expenses to align with our current business model, and we believe that as a result of actions taken and to be taken under those initiatives, our existing cash and cash equivalents and short-term investment balances and cash from operations will be sufficient to fund our operations expenditures and growth initiatives.

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

Capitated Risk Contracts

In connection with our acceptance of capitated risk, our customers required us to provide them with letters of credit for their protection in case we did not have sufficient resources to pay the related claim liabilities. These letters of credit are generally collateralized by certificates of deposit and are shown on our consolidated financial statements as “Restricted cash available for current liabilities.” Such restricted cash balances as of September 30, 2007 and December 31, 2006 were $1.9 million and $4.7 million, respectively. Aetna was paid $1.7 million from our restricted cash in March 2007 as final payment for the negotiated settlement for the 2004 and 2005 contract years. We have entered into an agreement with Aetna to settle all remaining balances for $2.2 million. The amount payable to Aetna is included as “Accounts payable and accrued expenses” in the consolidated financial statements. We will satisfy this liability with $1.6 million of restricted cash available for current liabilities that is restricted by a letter of credit for the benefit of Aetna and approximately $623,000 of available non-current assets.

Cash Flows

The net cash used in operating activities for the nine months ended September 30, 2007 was $7.2 million, inclusive of the $1.7 million paid to Aetna discussed above. We paid other claims during this period of $5.8 million. This amount will be reduced in future periods as we have exited the capitated risk business. We expect future uses of cash to decrease due to the restructuring initiatives discussed above. We also expect collections of revenue to increase due to the introduction of our integrated health management product.

During the nine months ended September 30, 2006, we used net cash of $106,000 in operating activities.

During the nine months ended September 30, 2007, we used $769,000 of cash for purchases of property and equipment, primarily related to the development of clerical and administrative systems to support our business.

The acquisition of PATY in January 2006 provided operating cash of $4.3 million during the nine months ended September 30, 2006. We paid related acquisition costs of approximately $0.09 million during the nine months ended December 31, 2006. We also paid approximately $1.7 million during the nine months ended December 31, 2006 for the purchase of Haelan. During the nine months ended September 30, 2007, we paid $62,000 of additional acquisition costs related to the acquisition of Haelan in December 2006.

Effects of Restructuring

As discussed above, our capitated risk contracts with Aetna were terminated effective January 31, 2007. This termination completed our exit from the capitated risk business. We have also recently consolidated office facilities to improve efficiencies, including ceasing operations at our facility in Rochester, New York in the third quarter of 2007. In connection with these actions, we have undertaken restructuring initiatives. As a result of these initiatives, we have reduced our workforce by approximately 75 full-time employees with annual salaries and benefits of approximately $3.4 million. We recognized expenses of approximately $992,000 and $1.7 million related to restructuring initiatives undertaken during the three and nine months ended September 30, 2007, respectively.

Inflation

Inflation did not have a significant impact on our operations during the three and nine months ended September 30, 2007 and 2006. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

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

In September 2006, FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R ("SFAS No. 158"). SFAS No. 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 will be effective as of the end of the fiscal year ending after December 15, 2006. As we have no defined benefit postretirement plans, we do not anticipate that SFAS No. 158 will have a material impact on our consolidated financial statements.

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

                FORWARD LOOKING STATEMENTS

This report, and other filings by us with the Securities and Exchange Commission (“SEC”), including the information incorporated by reference herein, contains various forward-looking statements and information that are based on our beliefs and assumptions, as well as information currently available to us. From time to time, we and our officers, directors or employees may make other oral or written statements (including statements in press releases or other announcements) that contain forward-looking statements and information. Without limiting the generality of the foregoing, the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “seek,” “will result,” “will continue,” “project” and similar expressions (or the negative of such words and expressions), when used in this Quarterly Report on Form 10-Q and in such other filings and statements, are intended to identify forward-looking statements, although some statements may use other phrasing. All statements that express expectations and projections with respect to future matters, including, without limitation, statements relating to growth, new lines of business, expectations of the business environment in which we operate, perceived opportunities in the market, our ability to raise capital, our mission and strategy, and general optimism about future operating results, are forward-looking statements and speak only as of the date made. All forward-looking statements and information in this Quarterly Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, as amended, and are intended to be covered by the safe harbors created thereby. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, the risk factors set forth in our Transition Report on Form 10-KSB for the nine months ended December 31, 2006, filed with the Securities and Exchange Commission on April 17, 2007, as supplemented by our Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007 filed on May 15, 2007 and August 14, 2007, respectively. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. Many of such factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. In providing forward-looking statements, we expressly disclaim any obligation to update publicly or otherwise these statements, whether as a result of new information, future events or otherwise except to the extent required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to market risk related to interest rate changes, primarily as a result of the Line of Credit, which bears interest based on floating rates. Advances under the Line of Credit bear interest at our lender’s prime rate plus 1.0%. A one percentage point interest rate change would have resulted in interest expense fluctuating approximately $20,000 and $60,000 for the three and nine months ended September 30, 2007, respectively.

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

Under the supervision and with the participation of our management, including our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of September 30, 2007, the end of the period covered by this report. We have recently identified a material weakness in our internal controls over the accounting for lease modifications. Controls surrounding lease modifications did not ensure that such modifications were properly recognized in the accounting records on a timely basis. This identification resulted in the restatement of previously issued consolidated financial statements (see Note 3 to our consolidated audited financial statements for the nine months ended December 31, 2006, included with our Transition Report on Form 10-KSB filed with the SEC on April 17, 2007). We have corrected the internal controls over the accounting for lease modifications. Based upon this evaluation and as a result of the identified material weakness, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective for the recording, processing, summarizing and reporting the information that we are required to disclose in the reports we file under the Exchange Act within the time periods specified in the SEC’s rules and forms. Management nevertheless has concluded that the accompanying consolidated financial statements included in this Form 10-Q present fairly, in all material respects, the results of our operations and our financial position for the three and nine months ended September 30, 2007 and 2006 presented in conformity with generally accepted accounting principles.

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

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those set forth in our Transition Report on Form 10-KSB for the nine months ended December 31, 2006, filed with the Securities and Exchange Commission on April 17, 2007, as supplemented by our Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007 filed on May 15, 2007 and August 14, 2007, respectively.

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

4.5	^	Series D Convertible Preferred Stock Registration Rights Agreement dated April 10, 2003
4.6	$$$	Form of 2005 Registration Rights Agreement
4.8	+++	Form of 2005 Warrant to Purchase Shares of Common Stock
4.9	###	Form of Warrant to Purchase Common Stock issued to certain directors and officers of the Registrant
4.10	###	Form of Warrant to Purchase Common Stock for director service
4.11%		Amendment No. 1 to 2007 Equity Incentive Plan
10.1		Fifth Amendment to Loan and Security Agreement, effective as of September 24, 2007, by and between CCS Consolidated, Inc. and Comerica Bank
11.1		Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)
31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form S-1 filed on July 3, 1996 and incorporated herein by reference.
**	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form S-8 filed on October 8, 2004 and incorporated herein by reference.
***	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed on April 2, 2001 and incorporated herein by reference.
++	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-KSB filed on March 31, 2006 and incorporated herein by reference.
+++	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form SB-2/A filed on July 19, 2006 and incorporated herein by reference.
^	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on April 23, 2003 and incorporated herein by reference.
^^	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-QSB filed on November 14, 2006 and incorporated herein by reference.
$$	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on September 23, 2005 and incorporated herein by reference.
$$$	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-QSB filed on November 14, 2005 and incorporated herein by reference.
@	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on November 29, 2005 and incorporated herein by reference.
@@	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on December 23, 2005 and incorporated herein by reference.
##	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on November 6, 2006 and incorporated herein by reference.
###	Previously filed with the Securities and Exchange Commission as an Exhibit to the Transition Report on Form 10-KSB filed on April 17, 2007 and incorporated herein by reference.
%	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-Q filed on August 14, 2007 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAREGUIDE, INC.

Date:	November 13, 2007	By:	/s/ Thomas L. Tran
Thomas L. Tran
Chief Financial Officer