Form 10-K
period 2007-12-31
CAREGUIDE INC
filed 2008-05-09
CIK 1017813

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2007

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

Common Stock, par value $.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes [ ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes [ ] No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ ] No [ X ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [	]	Accelerated filer [	]

Non-accelerated filer [	]	Smaller reporting company [ X ]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

As of June 30, 2007, the aggregate market value of the voting and nonvoting common stock held by non-affiliates of the registrant was $7.1 million

As of May 6, 2008, there were 67,538,976 shares of the registrant’s common stock outstanding.

PART I

Item 14 Principal Accountant Fees and Services	51

Item 15 Exhibits and Financial Statement Schedules	52

Item 1	Business.

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

Our Business

We are a population health management company that offers our products and services to our customers’ health and benefit plans to assist them in optimizing the health of their members while also reducing medical costs. Our customers include health plans, such as commercial health maintenance organizations, or HMOs, and preferred provider organizations, or PPOs, including Wellpoint, Inc., Wellcare Health Plans, Inc., and Blue Cross Blue Shield of Michigan; government self-funded plans, such as those maintained by the States of Indiana and Louisiana; Taft-Hartley funds; self-funded and fully-insured employer groups; and entities such as Third Party Administrators and Work-Life Companies that aggregate employer groups . We have approximately 80 customers across the United States.

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

During 2007 we restructured our operations and focused our efforts and resources on our primary line of business -- population healthcare management -- within which we bear no risk for provider claims.

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

Nurse Help Line

Provided through a partnership agreement, our 24-hour Nurse Help Line is a triage, advice, referral and health counseling service that provides individuals with around-the-clock access to registered nurses. Our nurses use algorithm-based assessment tools to recommend specific responses to medical issues and have access to provider and network information in order to direct individuals to medical resources. The Nurse Help Line provides users with information about specific health problems and answers to their health-related questions. We believe that our use of nationally recognized clinical algorithms allows us to assist callers in determining the most cost-effective options for acute care treatment, including a reduction in the non-necessary use of emergency rooms and after-hours physician contacts. Through our Nurse Help Line, individuals may also be identified for referral to our other disease management or care management programs.

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

Our programs have been awarded accreditation from the Utilization Review Accreditation Commission, or URAC, an independent, nonprofit organization that promotes healthcare quality through accreditation and certification programs in case management and utilization management. Our care management services are further developed to ensure compliance with the legislative requirements of the states in which utilization review functions are performed.

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

Information Systems

Underpinning our service offerings is what we believe to be a sophisticated care management software application. We are using health management technology with the goal of automating care management plans, guiding interventions, and driving sophisticated analytics in a member-centric way that permits all on the care team to interact seamlessly. We believe that our application is adaptable and flexible and simplifies implementations of new customers.

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

As opposed to contracts under which financial risk is transferred from a health plan to us, we provide services to our customers on an administrative services only (“ASO”) basis, or on a fee-for service basis. In each case we receive a negotiated fee for our services without accepting risk for claims. Under this revenue model, customers pay us a fixed fee per eligible member per month for each of our services that they select for their members. Our higher intensity care management products are usually priced per user per month.

Under our risk-based contracts, our health plan customers and certain state regulatory authorities required us to set aside capital as restricted cash, so that cash would be available to pay claims in the future. During the last few years, the utilization of our services under these contracts escalated while our revenues grew slowly, remained the same or even declined. As a result, these capitated risk contracts became either marginally profitable or even unprofitable. This trend toward unprofitability, coupled with an increasing requirement for cash to be set aside for payment of potential claims, caused us to pursue an alternative business model, which included the winding down of our risk-based contracts and the transition to primarily ASO and fee-based contracts. We terminated our contract with Oxford during our fiscal year ended March 31, 2005, and our capitated risk contracts with Health Net were converted to an ASO basis on May 1, 2005 in Connecticut and on January 1, 2006 in New York and New Jersey. Our contracts with Health Net yielded approximately 2% of our revenues for the nine months ended December 31, 2006. We also had capitated risk contracts with Aetna for its members in New York and New Jersey in effect through January 31, 2007. The Aetna capitated revenues were 14% and 66% of total revenues for the year ended December 31, 2007 and the nine months ended December 31, 2006, respectively. These contracts were terminated as of January 31, 2007, and as of that date, we no longer performed services under capitated risk contracts.

As a result of our exiting the risk-based business, our contracts with our customers now provide for us to render services on an ASO or fee-for-service basis. We are continuing to increase our customer base with ASO contracts, which we believe will provide us with higher and more predictable gross margins and will permit us to focus our business on care management rather than insurance risk. In 2006, we began new ASO contracts with the State of Indiana, BCBS of Michigan and WellPoint. In 2007, new ASO programs were implemented with Westchester County (New York), WellCare of New

York and the Fraternal Order of Police of Miami. For the year ended December 31, 2007, approximately 21% of our total revenue from continuing operations was earned under ASO contracts with Blue Cross Blue Shield of Michigan.

In connection with the exit from risk-based contracts, we eliminated positions from our workforce and reduced other costs that were specifically associated with this business. We expect to achieve annual savings of approximately $3.4 million as a result of the restructuring actions taken during 2007.

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

We also have agreements in place with several organizations to co-market our products and services. These marketing relationships include partners such as Loge Group, LLC (formerly CBCA), CHA Health, POMCO, A&I Benefit Plan Administrator, ppoNext, and Kelly & Associates Insurance Group, Inc. These organizations provide professional benefit administrator services, third-party administrator services, and preferred provider services to health plan sponsors, employers, and Taft-Hartley funds. Our co-marketing agreements permit either company in the relationship to subcontract for the services of the other company.

Competition

The healthcare industry and the market for healthcare management and population health management products are highly competitive and subject to continuous change in the manner in which services are provided. We compete primarily with disease management companies; specialty healthcare companies, major pharmaceutical and pharmacy benefit management companies with disease management programs, independent care management organizations, and other entities that provide similar services to health plans and self-insured employers. Publicly traded competitors include some of the largest companies in the industry, such as Healthways, Inc. and Matria Healthcare, Inc. In addition, many payor organizations, including health plans, have internal medical case management staff who provide services similar to those provided by us. Certain of our competitors and potential competitors have significantly greater financial and sales resources than we do.

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

Patents and Trademarks

We have submitted a patent application covering the predictive modeling methodology of our One Care Street product. In addition, we have sought and secured trademark protection for a number of our marks.

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

Employees

As of May 6, 2008, we had approximately 189 full time and 14 part-time employees. None of our employees is represented by a union, and we are not aware of any activities seeking such organization. We consider our relations with our employees to be good. We believe that our future success depends in part upon our continued ability to retain and hire qualified personnel.

Corporate Information

Our principal executive offices are located at 4401 NW 124th Avenue, Coral Springs, Florida 33065, and our telephone number is (954) 796-3714. Our Internet address is http://www.careguide.com. Our common stock is traded on the NASD Over-The-Counter Bulletin Board under the ticker symbol “CGDE”.

We file electronically with the Securities and Exchange Commission our annual reports on Form 10-K, quarterly interim reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We make available on or through our website, free of charge, copies of these reports as soon as reasonably practicable after we electronically file or furnish it to the SEC. Our website is located at http://www.careguide.com. You can also request copies of such documents by contacting our Investor Relations Department at (888) 721-9797 or sending an email to InvestorRelations@careguide.com.

Item 1A	Risk Factors.

Forward-Looking Statements

This Annual Report on Form 10-K, including the information incorporated by reference herein, contains various forward-looking statements and information that are based on our beliefs and assumptions, as well as information currently available to us. From time to time, we and our officers, directors or employees may make other oral or written statements (including statements in press releases or other announcements) that contain forward-looking statements and information. Without limiting the generality of the foregoing, the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “seek,” “will result,” “will continue,” “project” and similar expressions, when used in this Annual Report on Form 10-K and in such other statements, are intended to identify forward-looking statements, although some statements may use other phrasing. All statements that express expectations and projections with respect to future matters, including, without limitation, statements relating to growth, new lines of business, expectations of the business environment in which we operate, perceived opportunities in the market, our mission and strategy, and general optimism about future operating results, are forward-looking statements and speak only as of the date made. All forward-looking statements and information in this Annual Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, as amended, and are intended to be covered by the safe harbors created thereby. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, the risk factors set forth below. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. Many of such factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. In providing forward-looking statements, we expressly disclaim any obligation to update publicly or otherwise these statements, whether as a result of new information, future events or otherwise except to the extent required by law.

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

We have incurred losses from continuing operations in the last several fiscal years. We reported net losses from continuing operations of $16.6 million and $0.6 million for the year ended December 31, 2007 and nine months ended 2006, respectively. Our accumulated deficit as of December 31, 2007 was $52.0 million. Our ability to operate profitably is dependent upon our ability to develop and market our products in an economically successful manner. To date, we have not consistently done so. No assurances can be given that we will be able to operate profitably in the future.

In the first part of 2007, we determined that our existing cash and cash equivalents and short-term investment balances and cash from operations would not be sufficient to fund our operations, planned capital and research and development expenditures for the next twelve months ( See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” below in Item 7). Accordingly, we restructured our operations to focus on our core business of population healthcare management where we are not at-risk for provider claims. The restructuring actions included certain office space consolidation and staff reductions, including the ceasing of operations at our facility in Rochester, New York in the third quarter of 2007. As a result of these initiatives, we have reduced our workforce by approximately 75 full-time employees with annual salaries and benefits in excess of $3.4 million. We recognized expenses of approximately $1.8 million related to restructuring initiatives undertaken during the year ended December 31, 2007. Where possible, we have reduced our employee count through attrition or, when appropriate, reassigned employees to other open positions.

Although we believe that if the actions taken under our restructuring plan are successful, our existing cash and cash equivalents and short-term investment balances, cash from operations and the remaining commitments from existing investors to purchase additional shares of our Series A preferred stock in 2008 will be sufficient to fund our operations in the near term, planned capital and research and development expenditures in our focused business model, we recognize that our ability to continue as a going concern depends upon our successful execution of our restructuring plan and other business initiatives. However, as described elsewhere in this annual report, we have outstanding indebtedness that will mature between September 2008 and January 2009, and we do not believe that we will be able to satisfy our obligations under these debt facilities from operating cash. As a result, we expect that we will need to restructure or refinance these facilities, or extend their maturity dates, and there can be no assurance that we will be able to do so on commercially reasonable terms, if at all.

We might fail to operate successfully under our modified business model.

At January 31, 2007, we exited the at-risk, capitated line of business wherein we were financially responsible for the payment of provider claims. The modification of our business model entails significant risks and costs, and we might not succeed in operating within this model for many reasons. These reasons include the risks that we might not be able to achieve market acceptance for our products and services, earn adequate revenues from population healthcare management, or achieve sustained profitability. Employee concern about changes in our business model or the effect of such changes on their workloads or continued employment might cause our employees to seek or accept other employment, depriving us of the human and intellectual capital that we need in order to succeed. Because we necessarily lack historical operating and financial results for our modified business model, it will be difficult for us, as well as for investors, to predict or evaluate our business prospects and performance. Our business prospects would need to be considered in light of the uncertainties and difficulties frequently encountered by companies undergoing a business transition or in the early stages of development. The modification of our business model might also create uncertainties and cause our stock price to fall and impair our ability to raise additional capital.

We might not be able to execute under our business strategy if we lose key management or technical personnel, on whose knowledge, leadership and technical expertise we rely.

Our success under our modified business model will depend heavily upon the contributions of our key management and technical personnel, whose knowledge, leadership and technical expertise would be difficult to replace. Many of these individuals have developed specialized knowledge and skills relating to our technology and lines of business. We might not be able to execute on our modified business model if we were to lose the services of some of our key personnel. If any of these individuals were to leave our company unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor develops the necessary training and experience.

The contracts with our largest customer were terminated effective January 31, 2007.

Our capitated contracts with Aetna Health Plans (“Aetna”), which accounted for 14% and 66% of our revenues for the year ended December 31, 2007 and the nine months ended December 31, 2006, respectively, were terminated effective January 31, 2007. As Aetna retained certain of these revenues to pay claims on our behalf, these contracts accounted for 43% of the total cash inflows for the nine months ended December 31, 2006. As a result of this termination, there has been significant pressure on our ability to generate sufficient revenues and cash flow to maintain or grow our operations. If we cannot generate sufficient revenues and cash flows, we may be forced to curtail operations to some extent. No assurances can be given that we will be able to generate sufficient revenues and cash flows to maintain our current level of operations.

Our current liabilities exceed our current assets.

As of December 31, 2007, our current assets were $4.9 million compared to current liabilities of $7.6 million. As described above under “—We have a history of losses, and we must successfully execute on our modified business model and restructuring plan if we are to sustain our operations,” we have outstanding indebtedness that will mature between September 2008 and January 2009. No assurance can be given that we will be able to raise required working capital through the sale of our securities or by borrowing any additional amounts needed. If we are unable to identify additional sources of capital, we would likely be forced to curtail our operations. Moreover, if we raise additional financing through the sale of our equity securities, any stock that we issue would be dilutive to our existing stockholders and could result in material adverse changes to our earnings per share. In addition, in the event that we are successful in obtaining alternative debt financing, any such debt could impose significant financial and operating restrictions on us.

We may be unable to repay our line of credit upon its maturity.

We have a line of credit with a bank that is fully borrowed against in the principal amount of $8.0 million. We have also borrowed an additional $500,000 from the same lender under another credit facility. The $500,000 principal amount is due in September 2008 and the $8.0 million principal amount under the line of credit is due in January 2009. We anticipate that these loans will not be able to be repaid out of our current operating cash flows. We may need to extend or restructure these credit facilities or raise additional capital through sales of securities or additional borrowings in order to satisfy our obligations.

We may be obligated to pay additional amounts in connection with our acquisition of Haelan Corporation.

Under the merger agreement by which we acquired our subsidiary Haelan Corporation in December 2006, we have a contingent obligation to the former Haelan shareholders to pay up to $3.0 million in the event that Haelan’s revenues for 2007 exceed certain agreed-upon thresholds. We have completed our preliminary calculation of this "earn-out" liability, which we estimate to be approximately $180,000. Under the merger agreement, the securityholders' representative for the former Haelan shareholders objected to our calculation and requested additional information in order to determine the amounts owed. No assurances can be given that the securityholders' representative will ultimately agree with our calculation of the earn-out payment. If the amount continues to be disputed, we may be required to pay additional amounts in satisfaction of this obligation. To the extent that additional amounts are paid, such amounts will be recorded to goodwill and evaluated for impairment in accordance with our normal impairment testing process. The additional amounts could cause an impairment of goodwill, which could have an adverse effect on our results of operations.

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

As described elsewhere in this annual report, we have exited our capitated risk business. As part of our transition to ASO or fee-based contracts, we have developed an integrated product offering designed to be the next generation of care and disease management. Our integrated product and service offerings incorporate a number of features, such as predictive modeling, health coaching, technology, and customized service levels to deliver care management services while attempting to reduce healthcare costs for our customers. At this time, we believe that integrated services of the type we are offering have not gained general acceptance from our customers and potential customers. This is still perceived to be a new business concept in an industry characterized by an increasing number of market entrants who have introduced or are developing an array of new services. As is typical in the case of a new business concept, demand and market acceptance for newly introduced services are subject to a high level of uncertainty, and there can be no assurance as to the ultimate level of market acceptance for our system, especially in the healthcare industry, in which the containment of costs is emphasized. Because of the subjective nature of patient compliance, we may be unable, for an extensive period of time, to develop a significant amount of data to demonstrate to potential customers the effectiveness of our services. Even after such time, no assurances can be given that our data and results will be convincing or determinative as to the success of our system. There can be no assurance that our marketing efforts and the effective implementation of our strategies will result in market acceptance for our services or that a market for our services will develop or not be limited.

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

The success of our programs is highly dependent on the accuracy of information provided by members.

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

We have entered into service agreements with certain health plans under which we assist the plans with complex care management services for its customers in exchange for a fee. The profitability of these contracts is dependent upon the number of cases that meet certain criteria for referral to us and agree to receive the service. Although these contracts do not always generate a sufficient volume of cases to make the contracts profitable, if the contracts consistently fail to do so in the future, the fixed costs incurred to service these contracts could exceed the revenue generated from the caseload. There can be no assurance that these contracts will continue to generate the required level of revenue to make the contracts profitable and, if they fail to do so, this could have a material adverse impact on our results of operations and financial condition.

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

The market price of our common stock has been and will likely continue to be highly volatile. From January 26, 2006, being the first trading date subsequent to the PATY Merger, until May 6, 2008, the range of our stock price has been between $1.53 and $0.05. Factors including announcements of technological innovations by us or other companies, regulatory matters, new or existing products or procedures, concerns about our financial position, operating results, government regulation, or developments or disputes relating to agreements or proprietary rights may have a significant impact on the market price of our common stock. In addition, potential dilutive effects of future sales of shares of our common stock us, our stockholders, or the holders of warrants and options could have an adverse effect on the price of our common stock.

Stockholders affiliated with our directors own a significant percentage of our outstanding common stock, and shares of preferred stock convertible into common stock, and will be able to exercise significant influence over our operations.

Our directors, funds affiliated with our directors, and other holders of at least 10% of our common stock currently own approximately 70% of our voting stock in aggregate, excluding shares subject to outstanding options and warrants and outstanding preferred stock. These stockholders are able to determine the composition of our board of directors, retain the voting power to approve all matters requiring stockholder approval and will continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in control of the company, preventing or frustrating any attempt by our stockholders to replace or remove the current management, or otherwise discouraging a potential acquirer from attempting to obtain control of the company, which in turn could limit the market value of our common stock.

In addition, between December 2007 and May 6, 2008 we have issued 4,687,500 shares of preferred stock to certain of our existing investors, all of whom are directors or funds affiliated with our directors or holders of greater than 10% of our common stock. We anticipate issuing additional shares of this preferred stock during the second quarter of 2008. Each share of preferred stock is convertible into five shares of common stock, and the terms of the preferred stock provide these investors with additional rights and impact the rights of the holders of our common stock in that we are prohibited from issuing dividends or making distributions to the holders of our common stock for so long as any shares of preferred stock are outstanding, unless all accrued and unpaid dividends with respect to the preferred stock have been paid or are declared and set apart, and the holders of the preferred have the right to a liquidation preference with respect to such shares equal to their original purchase price plus all accrued but unpaid dividends in the event of an dissolution, liquidation or winding up of our company or certain acquisition or change of control transactions involving our company. In addition, the holders of the preferred stock generally vote together with the holders of common stock on an as-converted to common stock basis. As a result of this issuance of preferred stock, our significant stockholders have even greater control over our operations. If we issue additional shares of preferred stock to these investors, it would have a further dilutive effect on our shares, which could have an adverse effect on the price of our common stock.

As a result of our acquisition of Haelan, we may be obligated to issue additional shares of our common stock, which could dilute the ownership of existing stockholders.

As part of our acquisition of Haelan, we issued promissory notes that by their terms may be convertible into shares of our common stock in the event that the average closing price of our common stock exceeds certain levels. In certain circumstances, such payment may be made, at our election, by the issuance of shares of our common stock. In the event that we are required to or otherwise elect to issue shares of our common stock in satisfaction of our obligations to the former Haelan shareholders, any such issuance would be dilutive to our stockholders and could have a material adverse effect on our earnings per share.

A large number of shares of our common stock may be sold in the market, which could depress the market price.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales might occur, could materially and adversely affect the market price of our common stock or our future ability to raise capital through an offering of our equity securities. As of May 6, 2008, we had an aggregate of 67,538,976 shares of common stock outstanding. If all options and warrants currently outstanding to purchase shares of common stock were to be exercised and if all currently outstanding shares of preferred stock were to be converted into common stock, there would be an aggregate of 101,318,649 shares of common stock outstanding. Of these shares, 77,440,356 shares are held by certain of our directors, officers and other significant stockholders and remain subject to contractual volume limitations on disposition until July 25,

2008. The sale and distribution of these shares, or the perception that such sales may occur, could cause a decline in the market price of our common stock.

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

The majority of our assets is comprised of goodwill acquired in acquisitions, which goodwill could become further impaired.

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”), we test goodwill annually for impairment each March 31. or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Due to certain conditions present during 2007 (including our 2007 net operating loss, a net decrease in our cash balance and the decline in the market price for our common stock), we performed a goodwill and intangible asset impairment test as of December 31, 2007. As a result of the assessment, an impairment of approximately $7.5 million was recorded as of that date, as our stockholders’ equity was determined to be in excess of our fair value. No assurances can be given that our goodwill as currently recorded will remain unimpaired in the future. The Company is currently performing its annual impairment test as of March 31, 2008. SFAS 142 requires that goodwill be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce our fair value below the amount of our stockholders’ equity. Each quarter we will assess whether an impairment test is necessary based on pertinent facts and circumstances. If, as a result of an annual or interim impairment assessment, we determine that total stockholders’ equity exceeds our fair value we would be required to further write down the value of such goodwill on our balance sheet such that the resulting total stockholders’ equity will not exceed our fair value. If we recognize an impairment of goodwill, this could have a material adverse effect on our financial condition and results of operations.

Item 1B	Unresolved Staff Comments.
None.

Item 2	Properties.

Our executive and corporate offices are located in Coral Springs, Florida in approximately 7,000 square feet of office space. We also maintain regional offices in Southfield, Michigan; Indianapolis, Indiana; and Dallas, Texas under operating leases for an aggregate of approximately 40,000 square feet of office space. We also lease approximately 34,000 square feet of office space in New York, New York which is fully sub-leased to third parties. These operating leases expire at various times between October 31, 2008 and July 31, 2017. These facilities are in good condition, and we believe that our offices are suitable to meet our current needs.

Item 3	Legal Proceedings.

We are subject to various legal claims and actions incidental to our business, including professional liability claims from time to time. We maintain insurance, including insurance covering professional liability claims, with customary deductible amounts. There can be no assurance that (i) claims will not be filed against us in the future, (ii) prior experience with respect to the disposition of litigation is representative of the results that will occur in future cases or (iii) adequate insurance coverage will be available at acceptable prices for incidents arising or claims made in the future. There are no pending legal or governmental claims to which we are a party that we believe would, if adversely resolved, have a material adverse effect on our operations.

Item 4	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5	Market Price for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a) Market Information

Our common stock is traded on the Over-the-Counter Bulletin Board (the “OTC Bulletin Board”) under the symbol CGDE. The following table sets forth, for the periods indicated, the range of high and low bid quotations for our common stock as quoted on the OTC Bulletin Board. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

	High	Low

Year Ending December 31, 2006
First Quarter (1)	$ 1.53	$ 1.01
Second Quarter	1.50	1.05
Third Quarter	1.17	0.76
Fourth Quarter	0.98	0.49

Year Ending December 31, 2007
First Quarter	$ 0.67	$ 0.52
Second Quarter	0.53	0.18
Third Quarter	0.39	0.18
Fourth Quarter	0.25	0.05

Year Ending December 31, 2008
First Quarter	$ 0.11	$ 0.07
Second Quarter (through May 6, 2008)	0.10	0.05

(1)

Prior to January 25, 2006, CCS Consolidated was a private company and accordingly there was no market for its capital stock. On January 25, 2006, CCS Consolidated merged into a subsidiary of the Company and itself became a wholly-owned subsidiary of the Company.

(b) Holders

There were approximately 325 record holders and 1,000 beneficial owners of our common stock as of March 25, 2008.

(c) Dividends

We have not declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination relating to our dividend policy will be made at the discretion of our board of directors, based on our financial condition, results of operation, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Item 6	Selected Financial Data.

Not applicable.

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis provides a review of our operating results and cash flows for the year ended December 31, 2007 and the nine months ended December 31, 2006. The focus of this review is on the underlying business reasons for significant changes and trends affecting our revenues, net gains (losses), cash flows and financial condition. This review should be read in conjunction with our accompanying consolidated financial statements and related notes thereto included in this report. The current reporting period represents a full twelve month period. The results for the nine months ended December 31, 2006 cover an accounting period of nine months.

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

In connection with the merger, we adopted the fiscal year-end of CCS Consolidated, which was March 31. However, during November 2006, we elected to change our fiscal year-end to December 31, which resulted in the 9 month transition period of April 1, 2006 to December 31, 2006, which was the period covered by our prior year report. The accompanying consolidated financial statements include our consolidated balance sheets as of December 31, 2007 and December 31, 2006. The accompanying consolidated statements of operations and the accompanying consolidated statements of cash flows include the results of operations and cash flows for the year ended December 31, 2007 and the nine months ended December 31, 2006.

In December 2006, we acquired Haelan Corporation (“Haelan”), which became a wholly owned subsidiary of CareGuide, Inc. As a result, the review of our operating results and cash flows for the nine months ended December 31, 2006 includes the operating results and cash flows of Haelan for the period from December 8, 2006 through December 31, 2006 only. The review of our operating results and cash flows for the year ended December 31, 2007 includes the operating results and cash flows of CareGuide, Inc. and its consolidated subsidiaries, including Haelan, for the full year. The review of our financial condition as of December 31, 2007 and December 31, 2006 includes the consolidated balance sheets of CareGuide, Inc. and its consolidated subsidiaries, including Haelan.

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

In the event that the average closing price of our common stock for the 20 consecutive trading days ending on the date prior to conversion is equal to or greater than $1.50 per share, the outstanding principal and accrued interest under the Haelan Notes will automatically convert into shares of our common stock at $1.50 per share. In the event that such average closing price at the time of conversion is less than $1.50 per share, the outstanding principal and accrued interest under the Haelan Notes will convert into shares of our common stock at such average closing price, but not less than $1.00 per share, and in such case each holder of the Haelan Notes may elect to receive all or any portion of the amounts due to such holder under the Haelan Notes in cash. We may elect to prepay the amounts outstanding under the Haelan Notes in cash, subject to the prior approval of our senior lender under our credit facility, but upon any such election by us, if the average closing price of our common stock for the 20 consecutive trading days ending on the date prior to conversion is at least $1.00 per share, each holder of the Haelan Notes may elect to receive all or any portion of the amounts due to such holder under the Haelan Notes in shares of our common stock valued at such average closing price.

The Haelan Merger Agreement also contains an “earn-out” provision under which CareGuide is required to pay additional amounts to the former Haelan securityholders in the event that Haelan’s revenues during the year ending December 31, 2007 exceeded certain specified amounts. We estimate our obligation under this provision to be approximately $180,000, which we expect to pay in cash. Under the Merger Agreement, the securityholders’ representative for the former Haelan shareholders objected to our calculation and requested additional information to determine amounts owed.

Our Business

We are a population health management company that provides a full range of healthcare management services to health plans, work/life companies, government entities and self-funded employers to help them to reduce health care costs while improving the quality of care for their members. We have approximately 80 customers across the United States.

We focus on population health management solutions as we believe that the steadily rising cost of healthcare for employers and union groups, increasing demands on Medicare and Medicaid funding that are outpacing resources, and an increased interest in healthcare technology and population health management services by the federal government, employers, unions, and large insurers creates a fertile environment for our business model. Furthermore, we believe that our approach to population health management, as discussed below, yields significantly better results in comparison to traditional disease management programs, and positions us for growth.

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

We also offer high intensity complex case management services for highly fragile, chronically ill patients. We have also entered into service agreements to develop, implement and operate disease management programs for: (i) patients who have recently experienced certain cardiovascular events; (ii) patients who have been diagnosed with primary congestive heart failure; (iii) patients suffering from asthma; (iv) patients suffering from diabetes; (v) patients who are suffering from hypertension. Finally, we offer case and utilization management services and a 24-hour, seven days a week nurse help line. These contracts provide for fees to be paid to us by our customers based upon the number of patients participating in each of its programs, as well as initial program implementation and set-up fees from customers.

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

While we historically derived the majority of our revenues from risk-based contracts, we have now exited the capitated risk business. As described below, the last of our risk-based contracts terminated January 31, 2007, and we expect most future contracts to be on the basis of ASO or fee-for-service. Our current strategic direction is to develop the “next generation” of disease and care management services, using our predictive modeling, health coaching and full range of health care interventions. Related to these business model changes through the first few months of 2007, we reduced our employee count through the elimination of positions directly attributable to our risk-based contracts. In April 2007, we announced an additional restructuring initiative which involves an expected reduction in operating expenses and a strategic realignment of certain functions inside the company.

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

Revenue Recognition

We had historically recognized capitated revenue for contracts under which we accepted risk. Capitated revenue is recorded by multiplying a contractually negotiated revenue rate per health plan member per month (“PMPM”) by the number of health plan members covered by our services during the month. These PMPM rates are initially determined during contract negotiations with customers based on estimates of the costs of our services, including the cost of claims. Such rates are generally renegotiated at contract renewal. In certain contracts, the PMPM rates differ depending on the health plan’s lines of business, such as Medicare, commercial or Medicaid. The PMPM rates will also differ in certain cases depending on the type of service provider, such as a skilled nursing facility or a home health provider. Contracts with health plans generally range from one to two years with provisions for subsequent renewal. We diminished the percentage of our revenue generated from risk-based contracts during 2006, and the last of our risk-based contracts was terminated effective as of January 31, 2007.

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

Intangibles and Other Assets

Intangible and other assets consist primarily of trade names, trade marks, covenants not to compete, and customer relationships and are generally derived upon acquisitions of subsidiaries. Such intangible assets are amortized to expense over the estimated life of the asset. We engage the services of an independent valuation firm to assist in identification of and valuation of the intangible assets at time of acquisition.

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

Direct Service Costs and IBNR Claims Payable Liability

Direct service costs are comprised of the incurred claims paid to third-party providers for services for which we are at risk and our related expenses associated with providing services. Network provider and facility charges for authorized services that have yet to be billed to us are estimated and accrued in our Incurred But Not Reported (“IBNR”) claims payable liability. Such accruals are based on historical experience, current enrollment statistics, patient census data, adjudication and authorization decisions and other information. The IBNR liability is adjusted as changes in these factors occur, and such adjustments are reported in the period of determination. Although it is possible that actual results could vary materially from recorded claims in the near term, we believe that our recorded IBNR liability is adequate. As we have exited the capitated risk business and have settled virtually all claims related to these capitated contracts, the claim liability related to these contracts has been significantly reduced.

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

Results of Operations

The following financial table presents data regarding our results of operations, financial position and cash flows as of and for the year ended December 31, 2007 and the nine months ended December 31, 2006. Such data was derived from the Company’s consolidated financial statements. This information should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2007 and the nine months ended December 31, 2006 and in each case the related notes thereto. All dollar amounts are stated in thousands of dollars:

	Year Ended	Nine Months Ended
	December 31, 2007	December 31, 2006

Total Revenue
Capitation revenue	$ 3,032	$ 27,061
Administrative and fee revenue	19,214	14,277
Total revenue	$ 22,246	$ 41,338

Percentage of Revenue by Type
Capitation revenue	13.6%	65.5%
Administrative and fee revenue	86.4%	34.5%
Total revenue	100.0%	100.0%

Direct Service Costs
Incurred claims	$ 405	$ 20,074
Direct clinical expenses	14,444	11,355
Total direct service costs	$ 14,849	31,429

Direct Service Costs as a Percentage of Revenue
Incurred claims as a percentage of total revenue	1.8%	48.6%
Direct clinical expenses as a percentage of total revenue	64.9%	27.4%
Total direct service costs as a percentage of total revenue	66.7%	76.0%

Gross profit	$ 7,397	$ 9,909
Gross profit as a percentage of total revenue	33.3%	24.0%

Operating Costs and Expenses
Selling, general and administrative expenses	$ 12,064	$ 6,641
Depreciation and amortization expense	3,087	1,959
Goodwill impairment	7,523	-
Total operating costs and expenses	$ 22,674	$ 8,600

Operating (loss) income from continuing operations	$ (15,277)	$ 1,309

Other Income (Expense)
Interest and other income	$ 177	$ 360
Total interest expense	(1,593)	(1,355)
Trading portfolio gain (loss)	207	(543)
Net other expense	$ (1,209)	$ (1,538)

Loss from continuing operations before income taxes	$ (16,486)	$ (229)
Income tax expense	(162)	(377)
Loss from continuing operations	(16,648)	(606)
Income from discontinued operations	54	675
Net (loss) income	$ (16,594)	$ 69

	December 31,	December 31,
Balance Sheet Data	2007	2006
Assets
Cash and cash equivalents	$ 1,014	$ 5,975
Restricted cash for current liabilities	868	4,717
Securities held for sale	42	24
Securities held for trading	491	284
Accounts receivable, net	1,779	3,503
Other current assets	696	1,239
Total current assets	4,890	15,742
Goodwill	25,349	32,629
Long term assets	6,838	9,819
Total assets	$ 37,077	$ 58,190

Liabilities and Stockholders' Equity
Claims payable	$ 167	$ 7,260
Line of credit	500	8,000
Other current liabilities	6,974	7,566
Total current liabilities	7,641	22,826
Line of credit	8,000	-
Notes payable related to Haelan acquisition	6,847	6,520
Other long-term liabilities	1,644	1,114
Total liabilities	24,132	30,460
Stockholders' equity	12,945	27,730
Total liabilities and stockholders' equity	$ 37,077	$ 58,190

	Year Ended	Nine Months Ended
	December 31, 2007	December 31, 2006
Cash Flow Data
Cash (used in) provided by operating activities:
Net (loss) income	$ (16,594)	$ 69
Adjustments to reconcile net (loss) income to net cash (used in ) provided by operations: Depreciation and amortization	3,087	1,959
Goodwill impairment	7,523	-
Decrease in claims payable	(7,093)	(1,000)
Other	2,796	(302)
Net cash provided by (used in) operating activities	(10,281)	726
Cash provided by (used in) investing activities:
Purchases of property and equipment	(820)	(381)
Restricted deposits, net	4,457	(113)
Cash used in merger, net of acquisition costs	(63)	(2,596)
Repayment of note receivable	308
Net cash) provided by (used in investing activities	3,882	(3,090)
Cash provided by (used in) financing activities:
Proceeds from borrowing under Line of Credit facility	500	-
Issuance of preferred stock	938	-
Other financing activities, net	-	(60)
Net cash provided by (used in) financing activities	1,438	(60)
Net decrease in cash and cash equivalents	(4,961)	(2,424)
Cash and cash equivalents, beginning of period	5,975	8,399
Cash and cash equivalents, end of period	$ 1,014	$ 5,975

Our historical business model was the acceptance of capitated risk to provide post-acute services to members of a health plan’s covered population. Under this model, we received capitated PMPM revenue for all covered members. We then paid the claims of the members that needed services. Thus, the capitated revenue received included the cost of claims, as well as our expenses to provide our services. During the periods described above, we accepted capitated risk from Aetna. The discussion of Aetna that follows is meant to provide the historical perspective of the capitation contracts, the relative size of this contract and the impact on our business from the eventual termination of the Aetna contract and the transition in our business model to focus on administrative service only (“ASO”) and fee-for-service contracts.

Aetna

We entered into contracts with Aetna in July 2003 to provide post-acute services to certain of its members in the states of New York and New Jersey. We were compensated on an ASO basis when these contracts began. The contracts converted from ASO basis to capitated risk basis in 2004 and 2005. The capitated revenue for these contracts for the year ended December 31, 2007 and the nine months ended December 31, 2006, were $3.0 and $27.1 million, respectively.

Our contracts with Aetna required that Aetna receive letters of credit from us in the amount of three months of capitation revenue. Our bank issued the letters of credit to Aetna in the amount of $3.4 million, which were collateralized by $3.4 million in certificates of deposit funded by us. This amount was included in "Restricted Cash available for current liabilities" on our accompanying consolidated balance sheets as of December 31, 2006.

Because we were at-risk for the claims under the capitation risk arrangement, we recorded estimates of the claims to be incurred, and we recorded all of the capitation revenue related to the Aetna contracts. Aetna paid the majority of the claims on our behalf. Accordingly, Aetna retained 60% of the capitation revenue to fund its claim payments on our behalf. The Aetna contracts contained provisions that provide for periodic reconciliations of the claims Aetna paid on our behalf to the cash Aetna retained. If Aetna paid more claims than the cash it retained for an incurred period of time, we would owe Aetna this amount. If Aetna retained more cash than the claims it paid on our behalf, Aetna would owe us this excess.

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

The capitated risk contracts with Aetna were terminated effective January 31, 2007. We currently have no other capitated risk contracts in place. During 2007, we entered into an agreement with Aetna to settle all remaining balances for $2.2 million, and we therefore released $2.2 million from our claims payable liability during the year ended December 31, 2007. We have paid $1.6 million of the settlement from restricted cash available for current liabilities that was restricted by a letter of credit for the benefit of Aetna. The balance of this amount is expected to be paid during 2008 from current assets.

The following comparisons of our operating results refer to the financial data listed in the tables above.

Year Ended December 31, 2007 Compared to the Nine Months Ended December 31, 2006

Capitation Revenue

As described above, our capitation arrangement with Aetna was terminated effective January 31, 2007. As such, we recognized one month of capitation revenue from this contract during the year ended December 31, 2007 amounting to $3.0 million. The Aetna contract was in effect for the entire nine month period ended December 31, 2006, resulting in capitation revenue of $27.1 million for that period. The decrease in capitation revenue of $24.1 million is attributable to the termination of the Aetna contract on January 31, 2007. The percentage of revenues from capitation for the year ended December 31, 2007 was 13.6%, as compared to 65.5% for the nine months ended December 31, 2006. The decrease of 51.9% is also attributable to the termination of the Aetna contract and our exit from the capitation product line.

Administrative and Fee Revenue

Administrative and fee revenue was $19.2 million for the year ended December 31, 2007 compared to $14.3 million for the nine months ended December 31, 2006, an increase of $4.9 million. The annualized administrative and fee revenues for the nine months ended December 31, 2006 were $19.0 million, which is consistent with the administrative and fee revenue for the year ended December 31, 2007. Customers acquired from Haelan contributed an increase in revenues of $4.2 million from annualized 2006 compared to the actual revenues for the year ended December 31, 2007. These gains were offset by $4.1 million of revenues lost from terminations of other contracts. For the year ended December 31, 2007, the percentage of revenues generated from administrative and fee revenues was 86.4%, as compared to 34.5% for the nine months ended December 31, 2006. This increase in the dependence of the administrative and fee revenues is due to our exit from the capitation product line on January 31, 2007.

Total Revenues

Our total revenues for the year ended December 31, 2007 aggregated $22.2 million, a decrease of $19.1 million, or 46%, from the nine months ended December 31, 2006. This decrease was the net result of the $24.1 million decrease in Aetna capitation revenues partially offset by the additional administrative and fee revenue of $4.9 million attributable to the factors discussed above.

Direct Service Costs

Direct service costs consist of incurred claims on capitated risk and fee-for-service business and the direct clinical costs of providing our services to customers and members of customers. For the year ended December 31, 2007 and the nine months ended December 31, 2006, the direct service costs exclude $2.4 million and $0.8 million, respectively, of depreciation and amortization cost attributable to direct service costs but that are reported as an operating cost. The decrease in direct service costs of $16.6 million for the year ended December 31, 2007 compared to the nine months ended December 31, 2006, is a net result of the following:

•

Incurred claims decreased $19.7 million from $20.1 million for the nine months ended December 31, 2006 to $405 thousand for the year ended December 31, 2007. This decrease is the result of the termination of the Aetna contract (which had been in effect for the entire nine month period ended December 31, 2006) effective January 31, 2007.

Incurred claims for the year ended December 31, 2007 and the nine months ended December 31, 2006 are net of benefits related to settlements with Aetna of $2.2 million and $2.0 million, respectively.

•

Direct clinical expenses increased $3.1 million for the year ended December 31, 2007 compared to the nine months ended December 31, 2006. This increase is primarily due to the difference in the number of months in the two accounting periods. The annualized direct clinical expenses for the nine months ended December 31, 2006 were $15.1 million, which is $0.7 million greater than the actual expenses for the year ended December 31, 2007.

Gross Profit

Our gross profit for the year ended December 31, 2007 of $7.4 million was a decrease of $2.5 million from the gross profit of $9.9 million from the nine months ended December 31, 2006. While the gross profit percentage of total revenue improved 9.3% from 24.0% to 33.3% from the nine months ended December 31, 2006 to the year ended December 31, 2007, the gross profit declined due to the significant decrease in total revenues as discussed above. For the year ended December 31, 2007 and the nine months ended December 31, 2006, the direct service costs exclude $2.4 million and $0.8 million, respectively, of depreciation and amortization cost attributable to direct service costs but that are reported as an operating cost.

Selling, General and Administrative expenses (“SG&A”)

SG&A increased by $5.5 million to $12.1 million during the year ended December 31, 2007 compared to $6.6 million for the nine months ended December 31, 2006. The following reflects a reconciliation of the SG&A from the nine months ended December 31, 2006 to the year ended December 31, 2007:

SG&A for the nine months ended December 31, 2006	$6.6 million
Adjustment to annualize 2006 for comparison purposes	2.2 million
Restructuring costs recorded in 2007	1.8 million
Additional SG&A costs related to acquisition of Haelan operations	1.5 million
SG&A for the year ended December 31, 2007	$12.1 million

As discussed above, the year ended December 31, 2007 is a full twelve month period compared to the nine months ended December 31, 2006, which is a nine month period. If the SG&A expenses were annualized to be representative of a twelve month period, they would be $2.2 million greater.

In connection with the transition from a capitated risk entity to an integrated disease and care management entity, we undertook restructuring initiatives throughout 2007, including certain office space consolidation and staff reductions, including the ceasing of operations at our facility in Rochester, New York in the third quarter of 2007. As a result of these initiatives, we have reduced our workforce by approximately 75 full-time employees with annual salaries and benefits in excess of $3.4 million. During the year ended December 31, 2007, we recognized expenses associated with these restructuring initiatives of $1.8 million, which includes severance pay and lease abandonment costs.

As described above, we acquired Haelan during December 2006. Accordingly, there was minimal SG&A included in our consolidated SG&A expense for the nine months ended December 31, 2006. For the year ended December 31, 2007, the results of Haelan were included in our consolidated results for the entire year. Haelan accounted for $1.5 million of incremental SG&A costs for the year ended December 31, 2007 compared to an annualized nine months ended December 31, 2006.

Depreciation and Amortization Expense

Depreciation and amortization expense related to fixed and intangible assets for the year ended December 31, 2007 increased by $1.1 million when compared to the same period of the prior year. The following table reconciles the depreciation and amortization expense between the two periods:

Depreciation and amortization for the nine months ended December 31, 2006	$ 2.0 million
Write-downs of assets included in 2007	0.3 million
Write-downs of assets included in 2006	(0.5) million
Increase in amortization of Haelan intangible assets	0.6 million
Adjustment to amortize 2006, excluding write-downs	0.5 million
Other	0.2 million
Depreciation and amortization for the year ended December 31, 2007	$ 3.1 million

Included in depreciation and amortization during 2007 is an increase due to the write-off of unamortized software costs of $0.3 million from our decision to discontinue use of certain software. Included in depreciation and amortization expense for the nine months ended December 31, 2006 was a write-off of $0.3 million upon our decision to discontinue use of certain software. Also included in depreciation and amortization expense for the nine months ended December 31, 2006 is an expense of $0.2 million of unamortized leasehold improvements upon our determination to discontinue use of the assets in question. There was an increase of $0.6 million in amortization of the intangible assets acquired in the Haelan merger. As Haelan was acquired in December 2006, there was a minimal amount of amortized recorded on these assets during 2006, compared to a full year’s worth for 2007.

Goodwill Impairment

We recorded a goodwill impairment of $7.5 million for the year ended December 31, 2007 compared to none for the nine months ended December 31, 2006. Due to certain conditions present during 2007 (including our 2007 net operating loss, a net decrease in our cash balance and the decline in the market price for our common stock), we performed a goodwill and intangible asset impairment test as of December 31, 2007. Based on an independent valuation of the goodwill as of December 31, 2007, a goodwill impairment loss of approximately $7.5 million was recognized. Our fair value was estimated using a combination of various valuation methods, including the expected present value of future cash flows, comparison to guideline companies and analysis of our stock price.

Interest Income (Expense), net

Interest income decreased by $0.2 million during the year ended December 31, 2007 when compared to the nine months ended December 31, 2006. The decrease in interest income is explained by the $5.0 million decrease in cash and cash equivalents during the year.

Interest expense on our line of credit with Comerica Bank (the "Line of Credit") increased by $0.2 million to $0.7 million during the year ended December 31, 2007 compared to $0.6 million for the nine months ended December 31, 2006. The interest expense on the Line of Credit for 2006 was $0.8 million on an annualized basis, which is comparable to the interest expense recognized during the year ended December 31, 2007. The average outstanding balance under the Line of Credit and an additional revolving line entered into during 2007 (“Revolving Line B”) was $8.1 million for the year ended December 31, 2007 (due to the borrowing of $0.5 million on Revolving Line B occurring in the fourth quarter of 2007). The average outstanding balance under the Line of Credit was $8.0 million for the nine months ended December 31, 2006. The interest rate on the Line of Credit was 8.25% at December 31, 2007 and 9.25% at December 31, 2006.

Certain of our principal stockholders have guaranteed our obligations under the Line of Credit, and as compensation we anticipate issuing warrants to them to purchase shares of our common stock. These warrants are being amortized to interest expense over the expected life of the loan. The warrant amortization was $0.5 million and $0.7 million for the year ended December 31, 2007 and the nine months ended December 31, 2006, respectively. The offset to this expense is an increase in paid-in capital. Thus, there is no impact on stockholders’ equity (deficit) for this expense.

As described above, in connection with our acquisition of Haelan in December 2006, we issued convertible promissory notes, or Haelan Notes, in the aggregate principal amount of $6.5 million to the former securityholders of Haelan. These notes bear interest at 5%. During the year ended December 31, 2007, we recorded $0.3 million of interest expense related to the Haelan Notes compared to approximately $20,000 during the nine months ended December 31, 2006.

Prior to the merger between CareGuide and CCS Consolidated in 2006 (the “PATY merger”), CareGuide effected a spin-off of its subsidiary, American Caresource Holdings, Inc. (“ACSH”). CareGuide retained 166,610 shares of ACSH common stock following the spin-off. We have classified 13,092 shares of common stock of ACSH held by us as available-for-sale and such shares are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of our stockholders’ equity. The remaining 153,518 shares of ACSH common stock have been classified as a trading portfolio as such shares may be needed to satisfy a call option that we have granted on these shares. We carry this trading portfolio at fair value, with unrealized gains and losses reported as a component of our consolidated statements of operations. The value of the ACSH common stock that is classified as a trading portfolio increased by $0.2 million during the year ended December 31, 2007 and declined by $0.5 million during the nine months ended December 31, 2006.

Income tax expense

Income tax expense for the year ended December 31, 2007 was $0.2 million compared to $0.4 million for the nine months ended December 31, 2006. We have minimal federal income tax due to large federal income tax net operating loss carryforwards. For state income tax purposes, tax returns are filed on a separate entity basis (as opposed to a consolidated basis). The decrease in the state tax expense from the nine months ended December 31, 2006 to the year ended December 31, 2007 was primarily attributable to decreased profits of subsidiaries operating in states where we do not have significant net operating loss carryforwards available.

Loss From Continuing Operations

The loss from continuing operations increased by $16.0 million, to $16.6 million for the year ended December 31, 2007 as compared to $0.6 million for the nine months ended December 31, 2006. The decline in our gross profit of $2.5 million discussed above, the $5.5 million increase in selling, general and administration expenses and the $7.5 million goodwill impairment are responsible for this increased loss.

Discontinued Operations

During the year ended March 31, 2005, we terminated our contractual relationship with Oxford Health Plans. The Oxford contract included risk-sharing provisions and provided for an annual settlement after the conclusion of each contract year. During the year ended March 31, 2006, Oxford submitted its calculation of the amount due from us, which included many matters which we believed were contrary to the terms of the contract. Oxford drew down a $500,000 letter of credit that had been established by us for Oxford’s benefit under the contract. At March 31, 2006, we recorded a liability based on our estimate of the potential liability in the contractual dispute. We agreed to arbitration and in September 2006, the arbitration panel rendered an award in our favor. Accordingly, Oxford paid us $0.7 million in November 2006 and the related legal costs, net of the elimination of the liability we had recorded at March 31, 2006, resulted in $0.1 million of expenses related to Oxford for the nine months ended December 31, 2006.

During the year ended March 31, 2003, we ceased operations in Texas and began the process of dissolving our subsidiary doing business in that state. These operations are also accounted for as discontinued operations. During the year ended December 31, 2007 and the nine months ended December 31, 2006, we revised our estimate of the expenses to wind down the operations, including the ultimate settlement to providers, and as a result we released $42,000 and $0.1 million of liabilities (including liabilities for claims), respectively, which were recorded as income from discontinued operations.

During the year ended December 31, 2007 and nine months ended December 31, 2006, we recognized a total of $0.1 million and $0.7 million, respectively, of net income from discontinued operations.

Net (loss) income

The increase in the net loss from continuing operations and the decrease in net income from discontinued operations resulted in a deterioration of $16.7 million from net income of $69,000 for the nine months ended December 31, 2006 to a net loss of $16.6 million for the year ended December 31, 2007.

Liquidity and Capital Resources

Comerica Line of Credit

We have obtained an $8.0 million revolving line of credit with Comerica Bank (the "Line of Credit"). The Line of Credit bears interest at Comerica’s prime rate plus 1%, which was 8.25% and 9.25% at December 31, 2007 and December 31, 2006, respectively. We have fully borrowed against this facility, and the full amount is currently due and payable on January 1, 2009. The Line of Credit is collateralized by all of our tangible assets, including our investment in all of our subsidiaries. Our obligations to Comerica under the Line of Credit have been guaranteed by certain of our subsidiaries as well as certain of our principal stockholders. Under the terms of the guarantees, each such stockholder has unconditionally and irrevocably guaranteed prompt and complete payment of its pro rata share of the amount owed by us under the Line of Credit. As compensation for their guarantees, we expect to issue warrants to these stockholders that will be exercisable for shares of our common stock and which will vest based on the outstanding balance of the Line of Credit through January 2009. Our stockholders would experience dilution of their ownership to the extent that we issue any such warrants, and such dilution could be substantial.

In September 2007, we obtained a second credit facility from the same lender (“Revolving Line B”), under which we may borrow up to an additional amount equal to the lesser of (a) $1.0 million or (b) 60% of its eligible accounts receivable, which percentage will increase to 75% of its eligible accounts receivable upon the satisfaction of certain conditions. Revolving Line B is collateralized by certain of our accounts receivable. Any amounts borrowed under Revolving Line B bear interest at the lender’s prime rate plus 2%, and all outstanding amounts under Revolving Line B are due on September 23, 2008. As of December 31, 2007, $500,000 had been drawn on Revolving Line B and the interest rate on this facility was 9.25%. We are obligated to pay the lender an unused commitment fee equal to 0.5% per year of the unused portion of Revolving Line B, payable quarterly in arrears. Any additional amounts borrowed under Revolving Line B would be limited to the amount indicated by a borrowing base calculation completed at the time of the borrowing request.

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

During the fourth quarter of 2007 and through April 2008, we were in violation of certain of the loan covenants. In May 2008, we entered into an amendment to our loan agreement with Comerica, as part of which Comerica waived our failure to comply with the loan covenants during this period. As part of this amendment to the loan agreement, we also agreed to establish covenants relating to our earnings before interest, taxes, depreciation and amortization, or EBITDA for the period January 1, 2008 to September 30, 2008. No assurance can be given that we will be able to comply with the EBITDA covenants.

As described above, the full balance of Revolving Line B is due in September 2008, and the full balance under the Line of Credit is due and payable on January 1, 2009. We do not anticipate that we will be able to satisfy our obligations under Revolving Line B or the Line of Credit with operating cash. As a result, we expect that it will be necessary to restructure these facilities or to find an alternative lender before their maturity. We may also seek to raise capital through the offering of our equity securities. We cannot assure you that we will be able to extend, replace or restructure our credit facility or procure alternate sources of financing on favorable terms prior to maturity of Revolving Line B or the Line of Credit, if at all.

Haelan Notes

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

Working Capital and Funding Letters

As of December 31, 2007, we had a deficit in working capital of $2.8 million. Our Aetna capitated risk contracts were terminated as of January 31, 2007. These contracts resulted in cash inflows of approximately $1.2 million a month. In addition to the termination of the cash flows from Aetna, we have incurred cash outflows related to the restructuring of our operations during 2007. We are dependent on continued growth of our ASO and fee-for-service revenue contracts to replace the cash flow that were historically generated from our capitated risk contracts. We implemented a restructuring program in 2007 to streamline and restructure our operations to focus on our core business of population healthcare management where we are not at-risk for provider claims. As a result of our restructuring initiative, we expect to reduce our overall operating expenses to align with our current business. We do not believe, however, that such resources will be sufficient to repay our outstanding indebtedness to Comerica Bank that, as described above, matures between September 2008 and January 2009.

Certain of our significant stockholders, (Psilos Group Partners, John Pappajohn and Derace Schaffer) have provided us with a letter (the “Funding Letter”), which provides that, in the event that we should require additional funding to continue our operations through January 1, 2009, these stockholders will provide the necessary additional funding, up to $1.0 million in aggregate, to us in amounts to be determined between and among this investor group. In exchange for their commitments under the Funding Letter, we anticipate that we may be required to issue warrants to these stockholders that will be exercisable for shares of our common stock. Our stockholders would experience dilution of their ownership to the extent that we issue any such warrants, and such dilution could be substantial. These investors collectively own approximately 37% of our common stock on an as-converted basis. Messrs. Pappajohn and Schaffer are members of our board of directors. Albert Waxman, the chairman of our board of directors, is managing general partner of Psilos Group Partners.

Series A Preferred Stock Financing

In December 2007, we entered into a Series A Preferred Stock Purchase Agreement (the “Purchase Agreement”) with each of the three stockholders that executed the Funding Letter, as well as Essex Woodlands Health Ventures and Hickory Venture Capital Corporation, each of which is a holder of greater than 10% of our common stock. Under the Purchase Agreement, we agreed to sell to these investors an aggregate of up to 6,250,000 shares of a newly designated series of preferred stock designated as “Series A Preferred Stock,” at a price of $0.60 per share, for aggregate gross proceeds of $3.75 million. Each share of Series A Preferred Stock is convertible, at the holder’s election, into five shares of our common stock. As of May 6, 2008, we have issued 4,687,500 shares of Series A Preferred Stock to the investors for aggregate gross proceeds of $2.8 million. In our discretion, we may request that the investors purchase the remaining authorized shares of Series A Preferred Stock on a pro rata basis.

Cash Flows

The net cash used in operating activities for the year ended December 31, 2007 was $10.3 million compared to net cash provided by operating activities of $0.7 million for the nine months ended December 31, 2006. There was a large adjustment to reconcile net loss to net uses of cash for the year ended December 31, 2007 for the decrease in the claims payable liability of $7.1 million. This large decrease in claims payable was due to our termination of the Aetna contract and the exit from the risk product line during 2007. Although the contract with Aetna was terminated January 31, 2007, we had to continue to pay out the remaining claims. A large portion of these claim liabilities were settled with net cash inflows from restricted cash (as discussed below).

The primary cause of the decrease in net cash provided in operations was the $16.6 million loss from continuing operations, as discussed above.

The net cash provided by (used in) investing activities was $3.9 million for the year ended December 31, 2007 compared to a use of $3.1 million for the nine months ended December 31, 2006. The restrictions on $4.5 million of restricted cash balances were released during the year. These amounts were used primarily to settle claim obligations. During the year ended December 31, 2007, we purchased new property and equipment of $0.8 million compared to $0.4 million for the nine months ended December 31, 2006. During 2007, we received $0.3 million from the repayment of a note payable. During the nine months ended December 31, 2006, we paid expenses of approximately $2.6 million in connection with acquisitions, compared to $63,000 during 2007. The net cash provided by financing activities for the year ended December 31, 2007 was $1.4 million for the year ended December 31, 2007 compared to a use of $60,000 for the nine months ended December 31, 2006. As discussed above, we borrowed $0.5 million under its Revolving Line B during 2007. In addition, we issued 1,562,500 shares of preferred stock in exchange for $0.9 million.

We had $1.0 million of unrestricted cash and cash equivalents at December 31, 2007.

Effects of Restructuring

In connection with the transition from a capitated risk entity to an integrated disease and care management entity, we have undertaken restructuring initiatives, including certain office space consolidation and staff reductions, including the ceasing of operations at our facility in Rochester, New York in the third quarter of 2007. As a result of these initiatives, we have reduced our workforce by approximately 75 full-time employees with annual salaries and benefits in excess of $3.4 million. We recognized expenses of approximately $1.8 million related to restructuring initiatives undertaken during the year ended December 31, 2007.

Inflation

Inflation did not have a significant impact on our operations during the year ended December 31, 2007 or nine months ended December 31, 2006. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - an interpretation of SFAS Statement No. 109, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 during the first quarter of 2007. There was no material impact of FIN 48 on our consolidated financial statements.

In September 2006, FASB issued FASB Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy, with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. The requirements of SFAS No. 157 are first effective for our fiscal year beginning January 1, 2008. However, in February 2008, the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. Accordingly, our adoption of this standard on January 1, 2008 is limited to financial assets and liabilities, and any nonfinancial assets and liabilities recognized or disclosed at fair value on a recurring basis. We are currently assessing the potential effect of SFAS No. 157 on our financial position, results of operations and cash flows.

In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. We have not yet assessed the impact, if any, of SFAS No. 159 on our consolidated financial statements.

In December 2007, FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures tangible assets acquired, liabilities assumed, goodwill and any noncontrolling interests and identifies related disclosure requirements for business combinations. Measurement requirements will result in all assets, liabilities, contingencies and contingent consideration being recorded at fair value on the acquisition date, with limited exceptions. Acquisition costs and restructuring costs will generally be expenses as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact that the adoption of SFAS No. 141R will have on our financial statements.

Item 7A Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8	Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the reports thereon by our independent registered public accounting firm, begin on page F-1 of this Form 10-K.

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rule 13a-15(c) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on our consolidated financial statements.

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with our policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We continuously evaluate our internal controls and make changes to improve them.

A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of a company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

We have completed our evaluation and testing of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308T(a) of Regulation S-K (Internal Control Report). Our management assessed the effectiveness of our internal control over financial reporting for the year ended December 31, 2007. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment of internal controls over financial reporting, our management has concluded that, as of December 31, 2007, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This annual report does not include an attestation report of our registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered independent public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls.

There was no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

On May 2, 2008, we entered into an amendment to our loan agreement with Comerica Bank. As part of this amendment, we and the lender agreed upon revised EBITDA covenants and revised the calculation of EBITDA for purposes of the loan covenants. The bank also agreed to waive certain defaults under the loan agreement and specified failures on the part of our guarantors to provide documentation as required under the terms of the loan agreement.

PART III

Item 10	Directors, Executive Officers, and Corporate Governance

Executive Officers and Directors

The following table sets forth as of April 28, 2008 the name, age and position of each person who serves as an executive officer or director of our company. There are no family relationships among any of our executive officers or directors.

Name	Age	Position
Executive Officers:
Mr. Chris E. Paterson	47	Chief Executive Officer and Director
Mr. Thomas L. Tran	51	President, Chief Financial Officer and Chief Operating Officer
Mr. John R. Pegues	52	Executive Vice President and Chief Marketing and Sales Officer

Non-Employee Directors:
Dr. Albert S. Waxman	67	Senior Managing Member, Psilos Group and Chairman
Mr. John Pappajohn	79	President, Equity Dynamics, Inc.
Dr. Derace L. Schaffer	60	Physician and Chief Executive Officer, The Lan Group
Mr. Mark L. Pacala	52	Managing Director, Essex Woodlands Health Ventures
Mr. William C. Stapleton	43	Chief Executive Officer, Healthplanone
Dr. Michael J. Barber	59	Physician and Healthcare Consultant

Chris E. Paterson, Ph.D. Dr. Paterson has served as our Chief Executive Officer since January 2006. He also served as our President from January 2006 until June 2007. Dr. Paterson joined our subsidiary CCS Consolidated, Inc. as executive vice president in July 2004 and became its president and a member of its board of directors in January 2005. From 2002 to July 2004, Dr. Paterson served as the president of the Central Region of AmeriChoice Corporation, a subsidiary of UnitedHealth Group, and from 1998 to 2002 served as chief executive officer of the AmeriChoice health plans in Pennsylvania. From 1990 to 1998, he was employed by Merit Behavioral Care Corporation in positions including executive vice president of the Eastern Division and president of Tennessee Behavioral Health. Dr. Paterson has also served on the boards of directors of the City of Philadelphia Department of Health and the American Heart Association Southeastern Pennsylvania Region. Dr. Paterson received his Ph.D. in psychology from Ohio State University, interned at the University of Florida and served on the faculty of the University of Miami early in his career.

Thomas L. Tran. Mr. Tran has served as our President and Chief Financial Officer since June 2007 and as our Chief Operating Officer since September 2007. From July 2005 to June 2007, he was senior vice president and chief financial officer of Uniprise, one of the principal operating businesses of UnitedHealth Group. From 1998 to July 2005, Mr. Tran served as chief financial officer of ConnectiCare, Inc., a health maintenance organization based in Connecticut. From 1996 to 1997, Mr. Tran was chief financial officer of Blue Cross Blue Shield of Massachusetts. From 1993 to 1996, he was vice president of finance and controller of CIGNA HealthCare. Mr. Tran holds a B.S. degree in accounting from Seton Hall University and an MBA degree in Finance from New York University.

John R. (“J”) Pegues. Mr. Pegues has served as our Executive Vice President and Chief Marketing and Sales Officer since June 2007.  From January 2004 until June 2007, he owned a healthcare consulting firm.  From October 2001 to January 2004, Mr. Pegues served as senior vice president and Chief Marketing Officer of Intracorp, a disease and care management company owned by CIGNA Corporation, and as general manager of Intracorp’s Healthcare business unit.  Prior to Intracorp, Mr. Pegues served as vice president of strategy and e-business for Humana health plans from 1996 to 2000.  He received his B.A. and MBA degrees from Tulane University.

Albert S. Waxman, Ph.D. Dr. Waxman has served as a member of our board of directors since January 2006 and also serves as chairman. In 1998, he co-founded and has since served as senior managing member of Psilos Group, a venture capital firm specializing in e-health and healthcare services investments. From 1993 to 1998, Dr. Waxman was chairman and chief executive officer of Merit Behavioral Care Corporation, a healthcare company, and its predecessor companies, American Biodyne and Medco Behavioral Care, which was acquired by Merck. He founded and served as president, chief executive officer and chairman of, Diasonics, Inc., a medical company providing ultrasound and magnetic resonance imaging. Dr. Waxman has served on the board of directors of Orthometrix, Inc., a publicly held biotechnology company, since 1994 and is also a director of several private Psilos portfolio companies. He received a B.S. degree in Electrical Engineering from the City College of New York and M.A. and Ph.D. degrees from Princeton University. He serves on the Advisor Council of Princeton University’s School of Engineering and Applied Sciences and holds U.S. and foreign patents for display, imaging and diagnostic technologies and products.

John Pappajohn. Mr. Pappajohn has served as a member of our board of directors since 1995. Since 1969, Mr. Pappajohn has owned Pappajohn Capital Resources, a venture capital firm, and has served as president of Equity Dynamics, Inc., a financial consulting firm, both located in Des Moines, Iowa. He also serves as a director for several public companies, including Allion Healthcare, Inc., a provider of specialty pharmacy and disease management services, since 1996; American Caresource Holdings, Inc., an ancillary healthcare services company, since November 2004; Conmed Healthcare Management, Inc., formerly Pace Health Management Systems, Inc., a provider of correctional healthcare services, since 2005; PharmAthene, Inc., formerly Healthcare Acquisition Corp., a biotechnology company, since 2007; and Spectrascience, Inc., a manufacturer of spectrophotometry systems, since 2007. Mr. Pappajohn received a B.S.C. degree in business from the University of Iowa.

Derace L. Schaffer, M.D. Dr. Schaffer has served as a member of our board of directors since 1995 and served as our chairman until November 2004. From 1980 to 2001, Dr. Schaffer served as chief executive officer and chairman of Ide Imaging Group, P.C. In 1990 he founded and has since served as the chief executive officer of, The Lan Group, a venture capital firm specializing in healthcare and high technology investments. He also serves as a director for several public companies, including Allion Healthcare, Inc., a provider of specialty pharmacy and disease management services, since 1996; American Caresource Holdings, Inc., an ancillary healthcare services company, since November 2004; and PharmAthene, Inc., formerly Healthcare Acquisition Corp., a biotechnology company, since 2007, as well as several private companies. Dr. Schaffer received his postgraduate radiology training at Harvard Medical School and Massachusetts General Hospital, where he served as chief resident. He is Clinical Professor of Radiology at the Weill Cornell Medical College and a member of Alpha Omega Alpha – the National Medical Honor Society.

Mark L. Pacala. Mr. Pacala has served as a member of our board of directors since January 2006. He has been a managing director of Essex Woodlands Health Ventures, a venture capital firm, since December 2003 and previously served as venture partner from 2002 to December 2003. From 2001 to 2002, Mr. Pacala was self-employed as a venture capital consultant. In 1997, he was recruited by Essex Woodlands to serve as the chief executive officer of American WholeHealth, Inc., an integrative health network company, and he served in that capacity until 2001. From 1994 to 1996, he was chief executive officer of Forum Group, a public senior housing and healthcare company. From 1989 to 1994, Mr. Pacala was a senior vice president and general manager at The Walt Disney Company. From 1984 to 1989, he served as director of corporate planning and vice president of operations at Marriott Corporation. Mr. Pacala began his career as a banker at Manufacturers Hanover Trust Co. and also worked as a healthcare consultant at Booz, Allen and Hamilton. Mr. Pacala currently serves on the board of directors of several private Essex Woodlands portfolio companies. He received a B.A. degree magna cum laude from Hamilton College and was elected to Phi Beta Kappa, and he received an MBA degree with distinction from Harvard Business School.

William C. Stapleton. Mr. Stapleton has served as a member of our board of directors since August 2006. In October 2005, Mr. Stapleton founded, and has been serving as the chief executive officer of, Healthplanone, an online health insurance brokerage firm. From August 2003 to June 2005, Mr. Stapleton was commercial products and underwriting officer at Health Net, Inc., a managed healthcare company, where he was responsible for product development and the Medicaid units for a regional managed care division. In 2001 he founded and, until June 2003, was principal of, Assured Remit, a healthcare consulting company. From 1999 to 2001, Mr. Stapleton served as chief financial officer of CCN Managed Care, Inc., a managed healthcare company that was a subsidiary of HCA, Inc. From 1997 to 1999, Mr. Stapleton was with Oxford Health Plans, Inc. as regional chief financial officer and regional general manager. From 1993 to 1997, he was chief financial officer of Health Partners, Inc., a physical practice management company. Mr. Stapleton began his career as an accountant with KPMG Peat Marwick. He previously served as a director and as chairman of the audit committee of America Service Group, a provider of correctional healthcare services, from 2002 to June 2004. Mr. Stapleton received a

B.A. degree in economics and accounting from Holy Cross College and an MBA degree from Harvard Business School. He is a certified public accountant.

Michael J. Barber, M.D. Dr. Barber has served as a member of our board of directors since December 2006. In July 2006, Dr. Barber founded and has since been serving as the chief executive officer of The Advanced Practice Institute, a healthcare consulting company. From February 2003 to May 2006, Dr. Barber served as the chief executive officer and chief operating officer of Group Health Associates, a medical group. From 2001 to February 2003, he was a healthcare consultant for The Scheller Bradford Group. From 1999 to 2001, Dr. Barber served in executive roles with our subsidiary Haelan Corporation and served on Haelan’s board of directors from 1999 to December 2006. From 1998 to 1999, he was chief executive officer of Momentum Health Solutions, a venture associated with a long-term care managed care company. From 1991 to 1997, Dr. Barber was with ChoiceCare, where he served in a series of executive roles, including vice president of clinical services, senior medical director, executive vice president and chief medical officer. From 1976 to 1990, Dr. Barber was a staff physician and the president of The Fairfield Group, a family medical practice. From 1981 to 1990, he was also an associate clinical professor of family practice at the University of Cincinnati. Dr. Barber received his B.A. degree from Indiana University, where he was elected to Phi Beta Kappa. He received his M.D. degree from the Indiana University School of Medicine. Dr. Barber is certified by the American Board of Medical Management and is a member of the American College of Physician Executives and the American Academy of Family Practice. He also serves on the boards of directors of Beech Acres Parenting Center and Episcopal Retirement Homes of Ohio.

Stockholders Voting Agreement

In connection with our merger with CCS Consolidated, Inc. in January 2006, we issued common stock to the former stockholders of CCS Consolidated such that the former stockholders of CCS Consolidated owned a majority of our issued and outstanding voting shares upon the closing of the transaction. In connection with the merger, entities affiliated with Essex Woodlands Health Ventures, Hickory Venture Capital Corporation, Radius Venture Partners and Psilos Group Partners and Mr. Pappajohn and Dr. Schaffer, who collectively represent a majority of our common stock, entered into a stockholders agreement by which they agreed to vote their shares in favor of the election to our board of directors of Messrs. Pappajohn and Schaffer, three individuals designated by holders of at least a majority of our common stock held by the former stockholders of CCS Consolidated who are parties to the stockholders agreement, and two additional independent directors who have been approved unanimously by the other members of our board of directors. The three current directors who have been selected by such former stockholders of CCS Consolidated are Drs. Waxman and Paterson and Mr. Pacala. Mr. Stapleton and Dr. Barber are the independent directors who have been unanimously approved by the other members of our board. The election of each of our current directors was approved by our stockholders in 2007.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, except that each of Chris Paterson, our Chief Executive Officer, Julie Meek, our former Chief Science Officer, and Kent Tapper, our former Vice President of Finance, filed one late Form 4 in connection with one stock option grant.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all employees, including our executive officers and directors. The code of business conduct and ethics is available on our corporate website at http:www.careguide.com. If we make any substantive amendments to the code of business conduct and ethics or grant any waiver from a provision of the code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

Audit Committee and Audit Committee Financial Expert

We have a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the audit committee are Messrs. Stapleton and Pappajohn and Dr. Schaffer. Mr. Stapleton serves as chairman of the audit committee. Daniel Lubin also served as a member of our audit committee until his resignation from our board of directors in May 2007.

Our board of directors periodically reviews the independence of our audit committee members and has determined that all current members of our audit committee are independent under Nasdaq listing standards. Despite the fact that Mr. Pappajohn beneficially owns in excess of 10% of our common stock, the board of directors has determined that Mr. Pappajohn is independent in that he does not have a current relationship with us that would interfere with the exercise of his independent judgment in carrying out his responsibilities as a director.

Our board of directors has also determined that Mr. Stapleton qualifies as an audit committee financial expert, as defined in applicable SEC rules. The board made a qualitative assessment of Mr. Stapleton’s level of knowledge and experience based on a number of factors, including his formal education and experience as a certified public accountant and past service as chief financial officer of a number of private companies and chairman of the audit committee for a public reporting company.

Item 11	Executive Compensation.

Summary Compensation Table

The following table shows, for the fiscal years ended December 31, 2007 and 2006, compensation awarded to or paid to, or earned by, our chief executive officer, our two other most highly compensated executive officers during 2007 who were serving as executive officers at December 31, 2007 and one former executive officer who ceased to be an executive officer of our company in December 2007 and whose employment terminated effective as of December 31, 2007. For purposes of this Annual Report, we refer to these officers as the named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards (3) ($)	All Other Compensation (4) ($)	Total ($)
Mr. Chris E. Paterson, Chief Executive Officer	2007 2006	250,000 234,577	— —	109,800 58,682	3,654 2,500	363,454 295,758
Mr. Thomas L. Tran, President, Chief Operating Officer and Chief Financial Officer (1)	2007 2006	129,808 —	67,466 —	76,492 —	18,159 —	291,925 —
Mr. John R. Pegues, Executive Vice President and Chief Marketing and Sales Officer (1)	2007 2006	112,501 —	58,562 —	34,601 —	— —	205,664 —
Ms. Julie A Meek, Former Executive Vice President and Chief Marketing Officer (2)	2007 2006	206,538 11,500	— —	41,630 —	135,093 —	383,261 11,500

(1) Each of Mr. Tran and Mr. Pegues began employment with our company in June 2007.

(2) Ms. Meek joined our company as an officer upon the acquisition of Haelan Corporation in December 2006. Her position as an officer ceased in December 2007 and her employment with the company terminated effective as of December 31, 2007.

(3) Amounts in this column represent compensation expense incurred during the referenced periods related to stock options or warrants held by the named executive officers. These amounts were calculated in accordance with the provisions of SFAS No. 123(R) under the modified prospective method, using a Black-Scholes pricing model and assuming no forfeiture of the awards granted to the named executive officers. For additional information regarding assumptions we made in valuing equity awards under SFAS No. 123(R), see Note 2 to our consolidated financial statements for the year ended December 31, 2007.

(4) Amounts in this column represent 401(k) plan matching contributions that we made on the officer’s behalf. In addition, for Mr. Tran, the amount reported includes $18,159 in relocation expenses that we reimbursed on his behalf. For Ms. Meek, the amount reported includes severance payments of $133,274.

Employment Agreements; Potential Payments Upon Termination or Change of Control

We are party to written employment agreements with our named executive officers. These employment agreements contain severance and other provisions that may provide for payments to the named executive officers following termination of employment with us in specified circumstances. The following is a summary of the material terms of these employment agreements with our named executive officers.

Chris Paterson. In January 2006, we entered into an employment agreement with Dr. Paterson for him to serve as our president and chief executive officer. He resigned from the position of president in June 2007. Dr. Paterson’s employment agreement had an initial one-year term, which is automatically renewed for additional one-year periods unless earlier terminated by us or Dr. Paterson. Dr. Paterson’s initial base salary under the employment agreement was $250,000 per year, which is equal to his current salary. Dr. Paterson is also eligible for a discretionary calendar year bonus in an amount up to 50% of his base salary, subject to his achievement of performance goals to be mutually agreed upon by him and our board of directors from time to time. For 2007, Dr. Paterson did not receive a bonus.

Dr. Paterson is also eligible to receive options to purchase shares of our common stock. The decision to grant any such options and the terms of such options is within the discretion of our board of directors. In connection with the commencement of Dr. Paterson’s employment with us, we assumed his option to purchase common stock of CCS Consolidated, Inc., which was converted into an option to purchase our common stock based on the exchange ratio in our merger with CCS Consolidated. This option was partially accelerated so that 25% of the shares underlying the option were vested as of the closing date of the merger, with the remaining portion vesting in 36 equal monthly installments through January 2009. In June 2007, Dr. Paterson was granted an additional option to purchase 1,000,000 shares of common stock. This option vests in four equal annual installments. All options are be exercisable for a period of time following any termination of Dr. Paterson’s employment as may be set forth in our equity incentive plans or in any award agreement between Dr. Paterson and us.

In the event that Dr. Paterson’s employment is terminated by us “without cause” or by Dr. Paterson for “good reason,” each as defined in his employment agreement, then, subject to Dr. Paterson’s entering into and not revoking a separation agreement and release in a form acceptable to us, Dr. Paterson will be entitled to receive: (i) severance payments equal to his then applicable base salary for a period of twelve months; (ii) a pro rated portion of any annual bonus that he would have received had he remained employed through the calendar year for which the bonus is calculated; and (iii) if he timely elects and remains eligible for continued coverage under COBRA, that portion of the COBRA premiums that we were paying prior to the date of termination for as long as he is receiving severance payments under the employment agreement, or until he is eligible for healthcare coverage under another employer’s plan, whichever period is shorter.

Thomas Tran. In June 2007, we entered into an employment agreement with Mr. Tran for him to serve as our president and chief financial officer. He was appointed to the additional position of chief operating officer in September 2007. Mr. Tran’s employment agreement has an initial one-year term, which will be automatically renewed for additional one-year periods unless earlier terminated by us or Mr. Tran. Mr. Tran’s initial base salary under the employment agreement was $250,000 per year, which is equal to his current salary. Mr. Tran is also eligible for a discretionary calendar year bonus in an amount up to 50% of his base salary, subject to his achievement of performance goals to be mutually agreed upon by him and our board of directors from time to time. For 2007, Mr. Tran received a bonus of approximately $67,000, representing a pro rated annual bonus of $125,000, which was 50% of his initial base salary.

Mr. Tran is also eligible to receive options to purchase shares of our common stock. The decision to grant any such options and the terms of such options is within the discretion of our board of directors. In connection with the commencement of Mr. Tran’s employment with us, he was granted an option to purchase 1,750,000 shares of our common stock in June 2007. This initial option grant vests in 16 equal quarterly installments beginning on September 1, 2007, except that in the event of a change of control transaction involving us, the unvested portion of Mr. Tran’s option will be accelerated and would become vested in full immediately prior to the closing of any such transaction. All options are be exercisable for a period of time following any termination of Mr. Tran’s employment as may be set forth in our equity incentive plans or in any award agreement between Mr. Tran and us.

The employment agreement also provides that Mr. Tran was entitled to maintain an ownership position of at least 2.25% of our common stock, assuming for purposes of this calculation the exercise of all outstanding exercisable securities, through December 31, 2007. In addition, the agreement provided that in the event that we enter into a transaction or series of transactions for funding of up to $20 million prior to June 2008 in which we issue additional shares of our common stock, or other securities convertible into or exercisable for common stock, then we will be obligated to grant Mr. Tran an additional option for a number of shares of common stock that will permit Mr. Tran to maintain his ownership percentage prior to the transaction. As a result of a Series A preferred stock financing transaction that we entered into in December 2007, we currently have an obligation to Mr. Tran to grant him an additional option to purchase approximately 750,000 shares of common stock.

We also agreed to reimburse Mr. Tran, in an amount up to $75,000, plus a “gross-up” payment for income taxes payable as of result, in connection with Mr. Tran’s commuting and relocation to our executive offices located in Coral Springs, Florida.

In the event that Mr. Tran’s employment is terminated by us “without cause” or by Mr. Tran for “good reason,” each as defined in his employment agreement, then, subject to Mr. Tran’s entering into and not revoking a separation agreement and release in a form acceptable to us, Mr. Tran will be entitled to receive: (i) severance payments equal to his then applicable base salary for a period of twelve months; (ii) a bonus for a period of twelve months equal to the greater of (a) the bonus earned or received for the year immediately preceding the termination, or (b) the amount he is eligible to receive for the year during which the termination occurs; and (iii) if he timely elects and remains eligible for continued coverage under COBRA, that portion of the COBRA premiums that we were paying prior to the date of termination for as long as he is receiving severance payments under the employment agreement, or until he is eligible for healthcare coverage under another employer’s plan, whichever period is shorter.

J Pegues. In June 2007, we entered into an employment agreement with Mr. Pegues for him to serve as our executive vice president and chief marketing and sales officer. His employment agreement has an initial one-year term, which will be automatically renewed for additional one-year periods unless earlier terminated by us or Mr. Pegues. Mr. Pegues’ initial base salary under the employment agreement is $225,000 per year, which is equal to his current salary. Mr. Pegues is also eligible for a discretionary calendar year bonus in an amount up to 50% of his base salary, subject to his achievement of performance goals to be mutually agreed upon by him and our board of directors. For 2007, Mr. Pegues received a bonus of approximately $59,000, representing a pro rated annual bonus of $112,500, which was 50% of his initial base salary.

Mr. Pegues is also eligible to receive options to purchase shares of our common stock. The decision to grant any such options and the terms of such options is within the discretion of our board of directors. In connection with the commencement of Mr. Pegues’s employment with us, he was granted an option to purchase 1,000,000 shares of our common stock in June 2007. This initial option grant vests in four equal annual installments, except that in the event of a change of control transaction involving us, the unvested portion of Mr. Pegues’s option will be accelerated and would become vested in full immediately prior to the closing of any such transaction. All options are be exercisable for a period of time following any termination of Mr. Pegues’s employment as may be set forth in our equity incentive plans or in any award agreement between Mr. Pegues and us.

We have also agreed to reimburse Mr. Pegues for his reasonable relocation expenses in the event that he relocates to our executive offices in Coral Springs, Florida.

In the event that Mr. Pegues’s employment is terminated by us “without cause” or by Mr. Pegues for “good reason,” each as defined in his employment agreement, then, subject to Mr. Pegues’s entering into and not revoking a separation agreement and release in a form acceptable to us, Mr. Pegues will be entitled to receive: (i) severance payments equal to his then applicable base salary for a period of nine months; (ii) a pro rated portion of any annual bonus that he would have received had he remained employed through the calendar year for which the bonus is calculated; and (iii) if he timely elects and remains eligible for continued coverage under COBRA, that portion of the COBRA premiums that we were paying prior to the date of termination for as long as he is receiving severance payments under the employment agreement, or until he is eligible for healthcare coverage under another employer’s plan, whichever period is shorter.

Outstanding Equity Awards at December 31, 2007

The following table shows certain information regarding outstanding equity awards at December 31, 2007 for the named executive officers, all of which were stock options.

Name	Option Awards
	Number of Shares Underlying Unexercised Options (#) Exercisable	Number of Shares Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Fair Market Value of Common Stock on Date of Grant ($)	Option Expiration Date	Note
Mr. Paterson	742,040	275,626	$0.23	$1.06	4/18/2015	(1)
	—	1,000,000	$0.46	$0.46	6/14/2017	(2)
Mr. Tran	125,000	875,000	$0.46	$0.46	6/17/2017	(3)
	93,750	656,250	$0.44	$0.44	6/18/2017	(3)
Mr. Pegues	—	1,000,000	$0.37	$0.37	6/24/2017	(4)
Ms. Meek	—	1,000,000	$0.46	$0.46	3/31/2008	(5)

(1) In connection with the commencement of Dr. Paterson’s employment with us, we assumed his option to purchase common stock of CCS Consolidated, Inc., which was converted into an option to purchase 1,017,666 shares of our common stock, based on the exchange ratio in our merger with CCS Consolidated. The fair market value on the date of grant reflected in the above table was the closing price of our common stock on January 25, 2006, the closing date of the merger. This stock option is immediately exercisable, but any exercise prior to vesting would require Dr. Paterson to execute an early exercise stock purchase agreement and subject the unvested portion of any shares received upon exercise to a repurchase right in favor of us. This option was partially accelerated so that 25% of the shares underlying the option were vested as of the closing date of the merger, with the remaining portion vesting in 36 equal monthly installments through January 2009.

(2)	This option vests in four equal annual installments beginning on June 15, 2009.

(3) These options vest in 16 equal quarterly installments beginning on September 1, 2007.

(4)	This option vests in four equal annual installments beginning on June 25, 2008.
(5)	Ms. Meek’s employment with our company terminated as of December 31, 2007, and this option lapsed unexercised on March 31, 2008.

Post-Employment Compensation

We do not maintain any plans providing for payment or other benefits at, following, or in connection with retirement other than a 401(k) plan made available to all employees. In addition, we do not maintain any non-qualified deferred compensation plans.

Director Compensation

The following table set forth certain information for the fiscal year ended December 31, 2007 with respect to the compensation of our non-employee directors. Except with respect to Mr. Stapleton and Dr. Barber, we do not pay any fees to directors as retainers or for attendance at board or committee meetings, and we do not currently pay any fees for service as chairman of the board or any committee. In 2006, we entered into individual arrangements with Mr. Stapleton and Dr. Barber under which they are each to receive an $8,000 annual retainer, payable in quarterly installments, for service as a director and, in the case of Mr. Stapleton, chairman of the audit committee. We do not have any other formal policy with respect to compensation of directors. We do, however, reimburse directors for expenses incurred in attending meetings of the board and other events attended on our behalf and at our request.

Director Compensation for Fiscal 2007

Name	Fees Earned or Paid in Cash ($)	Option/Warrant Awards ($)	Total ($)
Albert S. Waxman	—	—	—
Mark L. Pacala	—	—	—
Daniel C. Lubin (1)	—	—	—
John Pappajohn (2)	—	—	—
Derace L. Schaffer (3)	—	—	—
William C. Stapleton (4)	8,000	13,262	21,262
Michael J. Barber (5)	8,000	7,556	15,556

(1) Mr. Lubin resigned from our board of directors in May 2007.

(2) As of December 31, 2007, Mr. Pappajohn held an immediately exercisable warrant to purchase 37,500 shares of common stock with an exercise price of $0.95 per share. We did not recognize any expense during the year ended December 31, 2007 with respect to this award.

(3) As of December 31, 2007, Dr. Schaffer held an immediately exercisable warrant to purchase 37,500 shares of common stock with an exercise price of $0.95 per share. We did not recognize any expense during the year ended December 31, 2007 with respect to this award.

(4) As of December 31, 2007, Mr. Stapleton held a warrant to purchase 100,000 shares of common stock with an exercise price of $0.76 per share. The warrant vested with respect to 25% of the shares on August 16, 2007, and the remainder will vest in three annual installments thereafter.

(5) As of December 31, 2007, Dr. Barber held a warrant to purchase 100,000 shares of common stock with an exercise price of $0.55 per share. The warrant vested with respect to 25% of the shares on December 8, 2007, and the remainder will vest in three annual installments thereafter.

Item 12	Security Ownership of Certain Beneficial Owners and Management.

Beneficial Ownership Table

The following table sets forth certain information regarding the ownership of our common stock as of April 18, 2008 by (i) each director; (ii) each of the named executive officers; (iii) all executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock. The address for all directors and executive officers is c/o CareGuide, Inc., 4401 N.W. 124th Avenue, Coral Springs, FL 33065.

	Beneficial Ownership (1)
Beneficial Owner	Number of Shares	Percent of Total
5% Stockholders:

Entities affiliated with Essex Woodlands Health Ventures (2)	20,577,776	28.5%
21 Waterway Avenue, Suite 225
The Woodlands, TX 77380

Hickory Venture Capital Corporation (3)	12,291,247	17.4%
301 Washington Street, NW, Suite 301
Huntsville, AL 35801

John Pappajohn (4)	14,669,957	19.9%
c/o Equity Dynamics, Inc. 2116 Financial Center Des Moines, IA 50309

Derace L. Schaffer (5)	4,294,947	6.1%
c/o The Lan Group 3611 Cole Avenue, Suite #188 Dallas, TX 75204

Radius Venture Partners I, L.P.	6,741,415	10.0%
400 Madison Avenue, 8th Floor
New York, NY 10017

Entities affiliated with Psilos Group Partners (6)	12,752,576	17.3%
625 Avenue of the Americas, 4th Floor
New York, NY 10011

Principal Life Insurance Company	3,745,350	5.5%
711 High Street
Des Moines, IA 50392

Named Executive Officers and Other Directors:

Chris E. Paterson (7)	1,017,666	1.5%
Thomas L. Tran (8)	437,500	*
John R. Pegues	—	—
Julie A. Meek	—	—
Mark L. Pacala (2)	—	—
Albert S. Waxman (6)	12,752,576	17.3%
William C. Stapleton (9)	25,000	*
Michael J. Barber (9)	25,000	*

All directors and executive officers as a group (10 persons)	33,222,646	39.2%

* Less than one percent.

(1)

This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission (the “SEC”). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 67,538,976 shares of common stock outstanding on April 18, 2008, adjusted as required by rules promulgated by the SEC.

(2)

Consists of 3,476,930 shares of common stock held of record by Essex Woodlands Health Ventures Fund IV, L.P. and 1,171,875 shares of common stock issuable upon conversion of shares of Series A preferred stock held of record by Essex Woodlands Health Ventures Fund IV, L.P., and 12,413,346 shares of common stock held of record by Essex Woodlands Health Ventures Fund V, L.P. and 3,515,625 shares of common stock issuable upon conversion of shares of Series A preferred stock held of record by Essex Woodlands Health Ventures Fund V, L.P. Mr. Pacala is a manager of the general partner of entities that are affiliated with these record holders, but he has no beneficial ownership over the reported shares as he has no voting or dispositive power with respect to the shares held by them.

(3)	Consists of 9,166,247 shares of common stock and 3,125,000 shares of common stock issuable upon conversion of shares of Series A preferred stock.
(4)

Consists of 6,625,521 shares of common stock held of record by Mr. Pappajohn; 30,000 shares of common stock held of record by Halkis, Ltd., a sole proprietorship owned by Mr. Pappajohn; 30,000 shares of common stock held of record by Thebes, Ltd., a sole proprietorship owned by Mr. Pappajohn’s spouse; 30,000 shares of common stock held directly by Mr. Pappajohn’s spouse; 1,666,936 shares of common stock held by a voting trust; 6,250,000 shares of common stock issuable upon conversion of shares of Series A preferred stock held of record by Mr. Pappajohn; and a fully vested and exercisable warrant to purchase 37,500 shares of common stock. Mr. Pappajohn disclaims beneficial ownership of the shares owned by Thebes, Ltd., by his spouse and by the voting trust.

(5)

Consists of 1,120,447 shares of common stock held of record by Dr. Schaffer; 12,000 shares of common stock held of record by Dr. Schaffer’s children; 3,125,000 shares of common stock issuable upon conversion of shares of Series A preferred stock held of record by Dr. Schaffer; and a fully vested and exercisable warrant to purchase 37,500 shares of common stock.

(6)

Consists of 3,347,510 shares of common stock held of record by Psilos Group Partners, L.P., 3,155,066 shares of common stock held of record by Psilos Group Partners II, L.P.; and 6,250,000 shares of common stock issuable upon conversion of shares of Series A preferred stock held of record by Psilos Group Partners, L.P. Dr. Waxman is a manager of the general partner of each of Psilos Group Partners, L.P. and Psilos Group Partners II, L.P. As a result, Dr. Waxman shares voting and dispositive power with respect to the shares held by these entities and disclaims beneficial ownership of the shares in which he has no pecuniary interest.

(7)

Consists of 1,017,666 shares of common stock issuable pursuant to early exercise features of an option exercisable within 60 days of April 18, 2008. Of these shares, 169,611 shares underlying this option will not be vested as of such date and would not be transferable by Dr. Paterson until vested. Accordingly, Dr. Paterson is not deemed to have investment power over such shares.

(8)	Consists of 437,500 shares of common stock issuable pursuant to an option exercisable within 60 days of April 18, 2008.
(9)	Consists of 25,000 shares of common stock issuable pursuant to a warrant exercisable within 60 days of April 18, 2008.
Item 13	Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Investor Guarantees of Indebtedness

In January 2006, we assumed the obligations of our subsidiary CCS Consolidated, Inc. under a line of credit arrangement. The satisfaction of our obligations under the line of credit was guaranteed by certain of our stockholders. Mr. Pacala, Dr. Waxman and our former director Mr. Lubin are or were members of our board of directors and are managing directors and/or general partners of entities affiliated with Essex Woodlands Health Ventures, Psilos Group Partners and Radius Venture Partners, respectively, who are among the stockholders who guaranteed our obligations under the line of credit. Each of these entities also owns in excess of 5% of our outstanding capital stock. Hickory Venture Capital Corporation, an entity that also owns in excess of 5% of our outstanding capital stock, is also a guarantor of our obligations under this arrangement.

In exchange for delivering guarantees to the lender, we issued these institutional stockholders warrants to purchase our common stock. In November 2006 the warrants vested in full, and all warrants were exercised in full by cash payment of the aggregate exercise price. The shares underlying these warrants had been placed into escrow at the closing of the merger transaction with CCS Consolidated, Inc., and therefore no new shares were issued upon exercise. Upon exercise of these warrants, we released approximately 3.1 million shares of our common stock from the escrow to Essex Woodlands Health Ventures, Radius Venture Partners, Psilos Group Partners and Hickory Venture Capital Corporation.

In October 2007, we extended the maturity of the line of credit to January 1, 2009. Each of the stockholders described above, other than Radius Venture Partners, continues to guarantee our obligations under the line of credit, and beginning in October 2007, Mr. Pappajohn and Dr. Schaffer are also guarantors of our obligations under this arrangement. Under the terms of the guarantees, each stockholder has unconditionally and irrevocably guaranteed prompt and complete payment of its pro rata share of the amount we owe under the line of credit, up to the full $8.0 million balance. As compensation for their guarantees, we expect to issue warrants to these stockholders that will be exercisable for shares of our common stock and which will vest based on the outstanding balance of the line of credit through January 2009.

Funding Letters

Psilos Group Partners, Essex Woodlands Health Ventures, Mr. Pappajohn and Dr. Schaffer have provided us with a funding letter, which provides that, in the event that we should require additional funding to continue our operations through January 1, 2009, these stockholders will provide the necessary additional funding, up to $1.0 million in aggregate, to us in amounts to be determined between and among this investor group. In exchange for their commitments under the funding letter, we anticipate that we may be required to issue additional warrants to these stockholders that will be exercisable for shares of our common stock. These investors, plus Radius Venture Partners, provided us with a similar letter in 2007 to commit to funding us through January 1, 2008.

Series A Preferred Stock Financing

In December 2007, we entered into a Series A Preferred Stock Purchase Agreement with each of the four stockholders that executed the funding letter described above, as well as Hickory Venture Capital Corporation. Under the purchase agreement, we agreed to sell to these investors an aggregate of up to 6,250,000 shares of a newly designated series of preferred stock designated as “Series A Preferred Stock,” at a price of $0.60 per share, for aggregate gross proceeds of $3.75 million. Each share of Series A Preferred Stock is convertible, at the holder’s election, into five shares of our common stock. As of May 6, 2008, we have issued 4,687,500 shares of Series A Preferred Stock to the investors for aggregate gross proceeds of approximately $2.8 million. We have requested that the investors purchase the remaining authorized shares of Series A Preferred Stock on a pro rata basis.

Issuance of Convertible Promissory Notes in Acquisition of Haelan Corporation

In connection with our acquisition of Haelan Corporation in December 2006, all outstanding securities of Haelan were exchanged for promissory notes convertible, in certain circumstances, into shares of our common stock. The convertible promissory notes have an aggregate face value of $6.5 million and are subordinated to the rights of our senior lender under its line of credit facility. As shareholders of Haelan prior to the acquisition, Dr. Barber, one of our directors, and Julie Meek, our former Chief Science Officer, received promissory notes in the principal amount of approximately $850,000 and $1,000,000, respectively, on the same terms as all of the other securityholders of Haelan. Dr. Barber joined our board of directors upon the closing of the acquisition, and Dr. Meek became an executive officer of our company upon the closing of the acquisition.

The Haelan merger agreement also contained an “earn-out” provision under which we are required to pay additional amounts to the former Haelan securityholders in the event that Haelan’s revenues during the year ending December 31, 2007 exceeded certain specified amounts. We have estimated our aggregate obligation under this provision to be approximately $180,000, although the calculation has been objected to by the securityholders’ representative for the former Haelan shareholders and has not been finalized. Drs. Barber and Meek, in their capacities as former shareholders of Haelan, will be entitled to receive their pro rata portion of this “earn-out” payment.

Purchase of Software from HealthEdge Software, Inc.

In November 2006, we entered into a three-year agreement with HealthEdge Software, Inc. under which HealthEdge provides its software application to us as well as hosting services relating to the application. The fees paid by us to HealthEdge are currently approximately $72,000 per month, subject to increase over the life of the agreement. Affiliates of

Psilos Group Partners, one of our largest stockholders, are controlling stockholders of HealthEdge, and Dr. Waxman, the chairman of our board of directors, is a managing director of Psilos and also serves on HealthEdge’s board of directors. Dr. Waxman may be deemed to have an indirect interest in this transaction to the extent of his pecuniary interest in Psilos. Our agreement with HealthEdge was approved by the board, with Dr. Waxman recusing himself from the discussion and vote, after disclosure of Dr. Waxman’s potential interest to the other directors.

Transactions Involving American CareSource Holdings

In December 2005, we effected a spin-off of American CareSource Holdings, Inc., our former subsidiary. Mr. Pappajohn and Dr. Schaffer, two of our directors, are also directors of and holders of in excess of 5% of the outstanding voting stock of American CareSource Holdings. Principal Life Insurance, a holder of over 5% of our outstanding voting stock, is also a holder of in excess of 5% of the outstanding voting stock of American CareSource Holdings. In January 2006, American CareSource Holdings issued a promissory note to us, which was paid in full, including accrued interest, in February 2007 in the amount of approximately $300,000.

Director Independence

After review of all relevant transactions or relationships between each director, or any of his family members, and our company, its senior management and its independent auditors, our board has determined that each of our current directors other than Dr. Paterson are independent directors within the meaning of the listing standards of the Nasdaq Stock Market. In addition, Daniel Lubin, a former director who resigned in 2007, was also determined to be independent under these standards. Dr. Paterson is not independent by virtue of his employment as our chief executive officer.

In making its determination as to independence, our board of directors found that none of the independent directors had a material or other disqualifying relationship with us. In determining the independence of Drs. Waxman and Schaffer and Messrs. Pacala, Pappajohn and Lubin, the board of directors took into account the guarantees of our obligations under the line of credit described above by these stockholders or the venture capital funds with which the directors are associated, as well as the April 2007 commitment of each of these investors which provides that, in the event that required additional funding to continue our operations through January 1, 2008, these stockholders would provide the necessary additional funding, up to $2.0 million in the aggregate. Mr. Pappajohn and Dr. Schaffer, and the venture capital funds associated with Dr. Waxman and Mr. Pacala, have extended their commitment to January 1, 2009 but have reduced their aggregate commitment to $1.0 million. As to Dr. Barber, the board of directors took into account a convertible promissory note in the principal amount of approximately $850,00 that we issued to him in connection with our acquisition of Haelan Corporation in December 2006. This promissory note was issued to Dr. Barber solely in his capacity as a shareholder of the acquired company.

The board of directors does not believe that any of these transactions described would interfere with the identified directors’ exercise of independent judgment in carrying out their responsibilities as our directors.

Item 14	Principal Accountant Fees and Services.

The following table represents aggregate fees billed to us for the year ended December 31, 2007 and the nine months ended December 31, 2006 by McGladrey & Pullen LLP, our principal accountant. All such fees described below were approved by the audit committee.

	Year Ended December 31, 2007	Nine Months Ended December 31, 2006
Audit Fees	$208,905	$408,000
Audit-related Fees (1)	5,705	12,500
Total Fees	$214,610	$420,500

(1)	Audit-related fees represent fees for miscellaneous services relating to advice on accounting issues.

Our audit committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent auditor, McGladrey & Pullen LLP. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services, and tax services up to specified amounts. Pre-approval may also be given as part of the audit committee’s approval of the scope of the engagement of the independent auditor or on an individual explicit case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the audit committee’s members, but the decision must be reported to the full audit committee at its next scheduled meeting.

The audit committee has determined that the rendering of the services other than audit services by McGladrey & Pullen LLP is compatible with maintaining the principal accountant’s independence.

Item 15	Exhibits and Financial Statement Schedules

(a)	Exhibits.

Exhibit #	Description of Exhibits

2.1	$$	Agreement and Plan of Merger, dated September 19, 2005, by and among Patient Infosystems, Inc., PATY Acquisition Corp. and CCS Consolidated, Inc.
2.2	@	Amendment No. 1 to the Agreement and Plan of Merger, dated November 22, 2005, by and among Patient Infosystems, Inc., PATY Acquisition Corp. and CCS Consolidated, Inc.
2.3	@@	Amendment No. 2 to the Agreement and Plan of Merger, dated December 23, 2005, by and among Patient Infosystems, Inc., PATY Acquisition Corp. and CCS Consolidated, Inc.
2.4	##	Agreement and Plan of Merger, dated November 3, 2006, by and among CareGuide, Inc., Haelan Acquisition Corporation and Haelan Corporation
3.1	++	Certificate of Incorporation
3.2	^^	Certificate of Amendment to Certificate of Incorporation
3.3	&	Certificate of Amendment to Certificate of Incorporation
3.4	###

Amended Certificate of Designations, Powers, Preferences and Relative, Participating, Optional or Other Special Rights, and the Qualifications, Limitations or Restrictions Thereof of the Series A Preferred Stock

3.5	*	By-Laws

4.1	++	Form of Common Stock Certificate
4.2	**	Amended and Restated Stock Option Plan of the Registrant
4.3	++	CCS Consolidated, Inc. 2005 Equity Incentive Plan
4.4	***

Form of Registration Rights Agreement dated on or about March 31, 2000 between the Registrant and John Pappajohn, Derace Schaffer, M.D., Gerald Kirke and Michael Richards for Series C 9% Cumulative Convertible Preferred Stock

4.5	^	Series D Convertible Preferred Stock Registration Rights Agreement dated April 10, 2003
4.6	$$$	Form of Registration Rights Agreement entered into in connection with PIPE financing
4.7	+++	Form of Warrant to Purchase Shares of Common Stock in connection with PIPE financing
4.8	$	Form of Warrant to Purchase Common Stock issued to certain directors and officers of the Registrant
4.9	$	Form of Warrant to Purchase Common Stock for director service
4.10	###	Series A Preferred Stock Purchase Agreement, dated December 28, 2007, by and among the Registrant and the Investors listed therein
4.11	^^^	2007 Equity Incentive Plan and Forms of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise thereunder
4.12	&&	Amendment No. 1 to 2007 Equity Incentive Plan
9.1	++	Voting Trust Agreement, dated as of January 25, 2006, by and among Steven Morain as Trustee, John Pappajohn and the Registrant.
10.1	+	Lease Agreement dated as of February 15, 2007 between the Registrant and Nordis, Inc.
10.2	^^	Office Lease, dated as of September 29, 2006, between the Registrant and UCB Technologies, Inc.
10.3	@@@	Stockholders Agreement, dated as of January 25, 2006, by and among the Registrant and certain of its stockholders
10.4 (%)	$$	Employment Agreement, dated September 19, 2005, by and between the Registrant and Chris Paterson
10.5 (%)	&&	Employment Agreement, dated June 18, 2007, by and between the Registrant and Thomas L. Tran

10.6 (%)	&&	Employment Agreement, dated June 25, 2007, by and between the Registrant and John R. Pegues
10.7	@@@	Form of Lockup Agreement executed by certain stockholders of the Registrant in connection with the merger with CCS Consolidated, Inc.
10.8	++	Loan and Security Agreement, dated as of October 9, 2002, by and between the Registrant and Comerica Bank, as amended
10.9	$	Fourth Amendment to Loan and Security Agreement entered into as of November 10, 2006, by and between Comerica Bank and CCS Consolidated, Inc.
10.10	&&&	Fifth Amendment to Loan and Security Agreement entered into as of September 24, 2007, by and between Comerica Bank and CCS Consolidated, Inc.
11.1		Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).

21.1		List of Subsidiaries

23.1		Consent of McGladrey & Pullen LLP

31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

%	Denotes management contract or compensatory plan.
*	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form S-1 filed on July 3, 1996 and incorporated herein by reference.
**	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form S-8 filed on October 8, 2004 and incorporated herein by reference.
***	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed on April 2, 2001 and incorporated herein by reference.
+	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on February 21, 2007 and incorporated herein by reference.
++	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-KSB filed on March 31, 2006 and incorporated herein by reference.
+++	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form SB-2/A filed on July 19, 2006 and incorporated herein by reference.
^	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on April 23, 2003 and incorporated herein by reference.
^^	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-QSB filed on November 14, 2006 and incorporated herein by reference.
^^^	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on June 15, 2007 and incorporated herein by reference.
$	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-KSB filed on April 17, 2007 and incorporated herein by reference.
$$	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on September 23, 2005 and incorporated herein by reference.
$$$	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-QSB filed on November 14, 2005 and incorporated herein by reference.
@	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on November 29, 2005 and incorporated herein by reference.
@@	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on December 23, 2005 and incorporated herein by reference.
@@@	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on January 31, 2006 and incorporated herein by reference.

#	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on December 12, 2006 and incorporated herein by reference.
##	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on November 6, 2006 and incorporated herein by reference.
###	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on January 3, 2008 and incorporated herein by reference.
&	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form S-8 filed on June 15, 2007 and incorporated herein by reference.
&&	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-Q filed on August 14, 2007 and incorporated herein by reference.
&&&	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-Q filed on November 13, 2007 and incorporated herein by reference.

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

SIGNATURE	TITLE		DATE

/s/ Albert S. Waxman			May 9, 2008
Albert S. Waxman, Ph.D.	Chairman of the Board of Directors

/s/ John Pappajohn			May 9, 2008
John Pappajohn	Director

/s/ William Stapleton			May 9, 2008
William Stapleton	Director

/s/ Michael Barber		March	May 9, 2008
Michael Barber, MD	Director

/s/ Mark L. Pacala			May 9, 2008
Mark L. Pacala	Director

/s/ Derace L. Schaffer			May 9, 2008
Derace L. Schaffer, M.D.	Director

/s/ Chris E. Paterson	Director and Chief Executive Officer (Principal Executive		May 9, 2008
Chris E. Paterson, Ph.D.	Officer)

/s/ Thomas L. Tran	President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)		May 9, 2008
Thomas L. Tran

CareGuide, Inc. and Subsidiaries

Consolidated Financial Statements

Year Ended December 31, 2007 and Nine Months Ended December 31, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

CareGuide, Inc.

We have audited the consolidated balance sheets of CareGuide, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2007 and the nine months ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CareGuide, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the year ended December 31, 2007 and the nine months ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of CareGuide, Inc. and subsidiaries internal control over financial reporting as of December 31, 2007 included in the Company’s Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP

Des Moines, Iowa

May 8, 2008

CareGuide, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except shares and par values)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$ 1,014	$ 5,975
Restricted cash available for current liabilities	868	4,717
Securities available for sale	42	24
Securities held for trading	491	284
Notes receivable	-	308
Accounts receivable, net of allowance for doubtful accounts of $712 and $544, respectively	1,779	3,503
Prepaid expenses and other current assets	362	587
Current assets of discontinued operations	334	344
Total current assets	4,890	15,742
Property and equipment, net	2,087	2,948
Intangibles and other assets, net	4,451	5,963
Goodwill	25,349	32,629
Restricted cash	300	908

Total assets	$ 37,077	$ 58,190

Liabilities and stockholders’ equity
Current liabilities:
Claims payable	$ 167	$ 7,260
Line of credit	500	8,000
Accounts payable and accrued expenses	5,679	4,932
Deferred revenue	232	1,500
Current tax liability	250	344
Current portion of lease obligations	453	365
Current liabilities of discontinued operations	360	425
Total current liabilities	7,641	22,826

Long-term liabilities:
Line of credit	8,000	-
Convertible notes payable	6,847	6,520
Deferred tax liability	7	7
Lease obligations, net of current portion	1,637	1,107
Total liabilities	24,132	30,460

Commitments and contingencies

Stockholders’ equity:
Series A convertible preferred stock, $.01 par value, 6,250,000 shares authorized 1,562,500 shares issued and outstanding Common stock, $.01 par value, 100,000,000 shares authorized;	938	-
67,538,976 shares issued and outstanding	675	675
Additional paid-in capital	63,343	62,474
Accumulated other comprehensive loss	(30)	(32)
Accumulated deficit	(51,981)	(35,387)
Total stockholders’ equity	12,945	27,730
Total liabilities and stockholders’ equity	$ 37,077	$ 58,190

See accompanying notes.

CareGuide, Inc. and Subsidiaries Consolidated Statements of Operations (In thousands, except per share data)

	Year Ended	Nine Months Ended
	December 31, 2007	December 31, 2006
Revenues:
Capitation revenue	$ 3,032	$ 27,061
Administrative and fee revenue	19,214	14,277
Total revenues	22,246	41,338
Cost of services – direct service costs, excluding
depreciation and amortization of $2,386 and $808, respectively	14,849	31,429
Gross profit	7,397	9,909

Operating costs and expenses:
Selling, general and administrative expense	12,064	6,641
Depreciation and amortization	3,087	1,959
Goodwill impairment	7,523	-
Total operating costs and expenses	22,674	8,600

Operating (loss) income from continuing operations	(15,277)	1,309

Other income (expense):
Interest and other income	177	360
Trading portfolio gain (loss)	207	(543)
Interest expense	(1,593)	(1,355)
Loss from continuing operations before income
taxes and discontinued operations	(16,486)	(229)
Income tax expense	(162)	(377)
Loss from continuing operations	(16,648)	(606)
Income from discontinued operations	54	675
Net income (loss) attributable to common stockholders	$ (16,594)	$ 69

Net (loss) income common share-basic and diluted:
Continuing operations	$ (0.25)	$ (0.01)
Discontinued operations	-	0.01
Net loss	$ (0.25)	$ -

Weighted average common shares outstanding:
Basic	67,539	67,539
Diluted	67,539	67,539

See accompanying notes.

CareGuide, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Year Ended December 31, 2007 and Nine Months Ended December 31, 2006
(Dollars in Thousands)

						Accumulated
	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance at March 31, 2006	-	$ -	67,538,976	$ 675	$ 61,742	$ (1)	$ (35,456)	$ 26,960
Stock option compensation expense					65			65
Amortization of warrants					657			657
Warrant exercises					10			10
Comprehensive income:
Unrealized loss on securities available for sale						(31)		(31)
Net income							69	69
Net comprehensive income								38
Balance at December 31, 2006	-	-	67,538,976	675	62,474	(32)	(35,387)	27,730
Preferred stock issuance	1,562,500	938						938
Stock option compensation expense					332			332
Amortization of warrants					537			537
Comprehensive income:
Unrealized gain on securities available for sale						2		2
Net loss							(16,594)	(16,594)
Net comprehensive loss								(16,592)
Balance at December 31, 2007	1,562,500	$ 938	67,538,976	$ 675	$ 63,343	$ (30)	$ (51,981)	$ 12,945

See accompanying notes.

CareGuide, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
	Year Ended	Nine Months Ended
	December 31, 2007	December 31, 2006
Cash (used in) provided by operations:
Net (loss) income	$ (16,594)	$ 69
Adjustments to reconcile net (loss) income to net cash (used in) provided by continuing operations:
Depreciation and amortization and loss on disposal	3,087	1,959
Goodwill impairment	7,523	-
Stock option compensation	332	65
Amortization of warrants	537	657
Unrealized (gain) loss in trading portfolio	(207)	543
Increase in accrual for lease abandonment	618	-
Increase in accrued interest expense on note payable	327	-
Decrease in accounts receivable	1,724	480
Decrease (increase ) in prepaid expenses and other current assets	315	(137)
Decrease in claims payable	(7,093)	(1,000)
Increase (decrease) in accounts payable and accrued expenses	567	(1,577)
(Decrease) increase in deferred revenue	(1,268)	12
Decrease (increase) in current tax liability	(94)	251
Deferred tax (expense) benefit	-	(10)
Decrease in current assets of discontinued operations	10	7
Decrease in current liabilities of discontinued operations	(65)	(593)
Net cash (used in) provided by operating activities	(10,281)	726

Cash provided by (used in) investing activities:
Purchases of property and equipment	(820)	(381)
Restricted deposits, net	4,457	(113)
Repayment of note receivable	308	-
Cash used in mergers, including acquisition costs	(63)	(2,596)
Net cash provided by (used in) investing activities	3,882	(3,090)

Cash provided by (used in) financing activities:
Principal payments of capital lease obligations	-	(70)
Proceeds from borrowing under line of credit facility	500	-
Issuance of preferred stock	938
Proceeds received from warrant exercises	-	10
Net cash provided (used in) by financing activities	1,438	(60)

Net decrease in cash and cash equivalents	(4,961)	(2,424)
Cash and cash equivalents, beginning of period	5,975	8,399
Cash and cash equivalents, end of period	$ 1,014	$ 5,975

CareGuide, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

Supplemental cash flow information:

	Year Ended December 31, 2007	Nine Months Ended December 31, 2006
Cash paid for interest	$ 744,000	$ 553,000
Cash paid for taxes	256,000	139,000

Supplemental disclosure of non-cash operating and investing activities, accrual of Haelan earn-out	$ 180,000	$ -

See accompanying notes.

CareGuide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007

1. Organization and Description of Business

On January 25, 2006, CareGuide, Inc. (the "Company" or "CareGuide", formerly known as Patient Infosystems, Inc.) acquired all the outstanding common stock of CCS Consolidated, Inc., ("CCS") through the issuance of 43,224,352 shares of CareGuide common stock. CCS was the accounting acquirer, but CareGuide was the surviving legal entity.

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

The Company’s services may be provided under a variety of contractual arrangements, including capitation, fee-for-service, and case rates. The Company has terminated all capitated risk contracts as of January 31, 2007. CareGuide also provides case management and disease management for administrative fees only. Contracts may include performance bonuses and shared cost savings arrangements.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, CCS, Haelan, Coordinated Care Solutions, Inc. (formerly Integrated Health Services Network, Inc.), Coordinated Care Solutions, IPA, Inc., Coordinated Care Solutions of Texas, Inc. (CCS of Texas), Careguide at Home, Inc., CCS New Jersey Inc, CCS/CG Holdings, Inc., and CBCA Care Management, Inc. During the year ended December 31, 2007, the Company dissolved the following entities that were no longer operating: Coordinated Physician Solutions, Inc., Coordinated Care Solutions of Connecticut, Inc., IHS Network Services, Inc., CCS Merger Corp., and Professional Review Network, Inc. The activity, if any, of these entities is included through the date of dissolution. All material intercompany accounts and transactions have been eliminated in consolidation. The Company and its subsidiaries collectively do business under the name "CareGuide".

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

CareGuide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007

2. Summary of Significant Accounting Policies (continued)

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

Direct service costs are comprised of the incurred claims paid to third-party providers for services for which the Company is at risk and the related expenses of the Company associated with the providing of its services. Network provider and facility charges for authorized services that have yet to be billed to the Company are estimated and accrued in its Incurred But Not Reported (“IBNR”) claims payable liability. Such accruals are based on historical experience, current enrollment statistics, patient census data, adjudication and authorization decisions and other information. The IBNR liability is adjusted as changes in these factors occur and such adjustments are reported in the period of determination. Although it is possible that actual results could vary materially from recorded claims in the near term, management believes that the recorded IBNR liability is adequate. The Company has terminated all risk based contracts as of January 31, 2007 and has settled substantially all claims related to these contracts. As of December 31, 2007, the Company has an estimated claim liability of $167,000 outstanding, as compared to $7.3 million as of December 31, 2006.

Reportable Operating Segments

The operations of the Company are reported herein as one reportable segment for the year ended December 31, 2007 and the nine months ended December 31, 2006. The Company uses the "management approach" for reporting information about segments in annual and interim financial statements. The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure and any other manner in which management disaggregates a company. Based on the "management approach" model, the Company has determined that its business is comprised of a single reportable segment. Revenues from a non-reporting segment, whose financial amounts are below the quantitative thresholds for separate disclosure, totaled approximately $1.3 million for the nine months ended December 31, 2006. The non-reporting segment ceased operation as of December 31, 2006; there will be no further revenues from this non-reporting segment.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, cash on deposit, and amounts invested in short-term financial instruments with a maturity of three months or less from the date of acquisition, the use of which is not restricted.

Accounts Receivable

The Company’s accounts receivable, which are unsecured, are due from companies who have contracted through the Company for care management services. The Company does not charge interest on accounts receivable. Accounts receivable are recorded net of an estimated allowance for doubtful accounts in the accompanying financial statements, which is recorded primarily based upon an analysis of the individual accounts. Accounts are written off only after all collection efforts are exhausted. During the year ended December 31, 2007 and the nine months ended December 31, 2006, net expenses related to doubtful accounts were approximately $179,000 and $79,000, respectively.

CareGuide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007

2. Summary of Significant Accounting Policies (continued)

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

Restricted Cash

On March 31, 2001, the Company was licensed to operate as a limited service HMO in the State of Texas. In accordance with the regulations of the Texas Department of Insurance, the Company was required to maintain a statutory deposit in a restricted account. Interest earned on these funds accrues to the Company. As of December 31, 2007 and 2006, the Company included the deposits of $325,000 in current assets of discontinued operations in the consolidated balance sheets (see Note 6).

In connection with several of the Company’s customer contracts and office leases, the Company is required to maintain unconditional, irrevocable letters of credit totaling $530,000 and $4,999,000 at December 31, 2007 and 2006, respectively. At December 31, 2007 and 2006, the Company has secured these letters of credit by establishing certificates of deposit totaling $531,000 and $5,018,000, respectively. These certificates of deposit are included in restricted cash in the consolidated balance sheets.

In addition, at December 31, 2007 and 2006, CCS New Jersey, Inc. had $637,000 and $607,000, respectively, on deposit with the State of New Jersey as a condition of licensure as an Organized Delivery System (“ODS”) in New Jersey. This deposit is included as restricted cash in the consolidated balance sheets. As a result of the Company’s decision to exit the risk-based business, the Company has applied to surrender its ODS license and accordingly has requested that the State of New Jersey release the statutory funds. The Company intends to use these released funds to settle a liability.

The portion of restricted cash that is available and that the Company intends to use to satisfy current liabilities is included in current assets. The fair value of restricted cash approximates its carrying value.

Securities

Securities available-for-sale and held for trading each consists solely of common shares of American Caresource Holdings, Inc. ("ACSH") acquired in the merger with Patient Infosystems, Inc. The available-for-sale portfolio consisting of 13,092 shares of ACSH common stock is carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity. The remaining 153,518 shares of ACSH common stock are classified as a trading portfolio as such shares may be needed to satisfy a call option granted on those shares (see Note 15). Such trading portfolio is carried at fair value, with an unrealized gain of approximately $207,000 included in the consolidated statements of operations for the year ended December 31, 2007 and an unrealized loss of approximately $543,000 included in the consolidated statements of operations for the nine months ended December 31, 2006. No securities have been sold to date.

CareGuide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007

2. Summary of Significant Accounting Policies (continued)

Long-Lived Assets

In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews the carrying value of its long-lived assets to assess recoverability and impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An evaluation of the recovery of the long-lived assets was performed as of the year ended December 31, 2007. No impairments were recorded for the year ended December 31, 2007 and the nine months ended December 31, 2006.

Goodwill and Indefinite Lived Intangible Assets

In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets", the goodwill and intangible assets with indefinite useful lives are not amortized, but instead tested annually for impairment on March 31 or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As discussed above, the Company is treated as one reportable segment under the management approach to reportable segments. As such, the goodwill impairment test is performed using the entire Company as the reporting unit.

Due to the loss of a significant customer, the Company performed a goodwill impairment test as of December 31, 2006 which resulted in no goodwill impairment. Due to certain conditions present during 2007 (including the Company’s 2007 net operating loss, net decrease in cash and declining market price for its common stock), the Company performed a goodwill and intangible asset impairment test as of December 31, 2007. Based on an independent valuation of the goodwill as of December 31, 2007, a goodwill impairment loss of approximately $7,523,000 was recognized. The fair value of the Company was estimated using a combination of valuation methods, including the expected present value of future cash flows, comparison to guideline companies and analysis of the Company’s stock.

SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144. No impairments were recorded for the year ended December 31, 2007 or the nine months ended December 31, 2006.

CareGuide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007

2. Summary of Significant Accounting Policies (continued)

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

The estimates for claims payable are continually reviewed and adjusted as necessary, as experience develops or new information becomes known. Such adjustments are included in current operations. Incurred claims for the year ended December 31, 2007 and the nine months ended December 31, 2006 are as follows (dollars in thousands):

	Year Ended	Nine Months Ended
	December 31, 2007	December 31, 2006

Claims payable, beginning of period	$ 7,260	$ 8,260

Claims Incurred:
Current period	2,613	23,255
Prior periods	(2,209)	(3,181)

Net incurred claims	404	20,074

Paid Claims:
Current period	(433)	(2,500)
Prior periods	(5,245)	(2,359)
Claims paid by health plan	(1,819)	(16,215)
Total paid claims	(7,497)	(21,074)

Claims payable, end of period	$ 167	$ 7,260

Cost of services for the year ended December 31, 2007 and the nine months ended December 31, 2006 include a benefit of approximately $2.2 million and $3.2 million, respectively, related to the favorable settlement of claims for services included in the prior reporting periods.

CareGuide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007

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

For the year ended December 31, 2007 and nine months ended December 31, 2006, approximately 21% and 7%, respectively, of the Company’s total revenue from continuing operations was earned under contracts with Blue Cross Blue Shield of Michigan. For the year ended December 31, 2007 and nine months ended December 31, 2006, approximately 14% and 66%, respectively, of the Company’s total revenue from continuing operations was earned under contracts with affiliates of a single company, Aetna, Inc. (Aetna). The capitated-risk contracts with Aetna were terminated effective as of January 31, 2007. Other than these customers, no other one customer accounted for more than 10% of the Company’s total revenue for the year ended December 31, 2007 or nine months ended December 31, 2006.

Direct Service Costs

Direct service costs are comprised principally of expenses associated with providing the Company’s services, including third-party network provider charges. The Company’s direct service costs require pre-authorization and are recognized in the month in which services are rendered. Network provider and facility charges for authorized services that have not been billed to the Company (known as incurred but not reported expenses) are estimated and accrued based on the Company’s historical experience, current enrollment statistics, patient census data, adjudication decisions and other information. The liability for such costs is included in the caption “Claims payable” in the accompanying consolidated balance sheets. For the year ended December 31, 2007 and nine months ended December 31, 2006, direct service costs excluded $2,386,000 and $808,000, respectively, of depreciation and amortization which were attributable to direct service operations but are reported as operating expenses.

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

CareGuide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007

2. Summary of Significant Accounting Policies (continued)

Earnings Per Share

The calculations for the basic (loss) income per share were based on net loss attributable to common stockholders of $16,594,000 and net income attributable to common stockholders of $69,000 for the year ended December 31, 2007 and nine months ended December 31, 2006, respectively. For both periods, the weighted average outstanding common shares was 67,538,976. The calculation of the diluted (loss) income per share was based on a weighted average number of common shares and equivalents outstanding of 67,538,976 for both the year ended December 31, 2007 and nine months ended December 31, 2006. In accordance with SFAS No. 128 "Earnings per Share", the computation of fully diluted loss per share for such periods did not include 18,154,673 and 2,831,418 shares of common stock, respectively, which consist of the common equivalents of outstanding options, warrants and convertible preferred stock, because the effect would be antidilutive due to the net losses from continuing operations in those years. The calculation of the Company's net (loss) income per share for the year ended December 31, 2007 and nine months ended December 31, 2006 (dollars in thousands, except for per share amounts):

	Year Ended	Nine Months Ended
	December 31, 2007	December 31, 2006
Net loss from continuing operations	$ (16,648)	$ (606)
Income from discontinued operations	54	675
Net (loss) income attributable to common stockholders	$ (16,594)	$ 69

Net (loss) income per common share-basic and diluted:
Continuing operations	$ (0.25)	$ (0.01)
Discontinued operations	-	0.01
Loss attributable to common stockholders	$ (0.25)	$ -

Weighted average common shares outstanding – basic and diluted	67,538,976	67,538,976

2. Summary of Significant Accounting Policies (continued)

Stock-Based Compensation Plans

In December 2004, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 123(Revised), “Share-Based Payment” (“SFAS No. 123(R)”), establishing accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments, or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based stock awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123(R) replaces existing requirements under SFAS No. 123, “Accounting for Stock-Based Compensation,” and eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25. SFAS 123(R) was adopted by the Company on April 1, 2006.

The Company's net income for the year ended December 31, 2007 and nine months ended December 31, 2006 gives effect to $332,000 and $65,000, respectively, of expense related to certain stock options. There

CareGuide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007

is an additional $22,000 of compensation expense related to warrants issued to Board members for the year ended December 31, 2007. Upon adoption of SFAS No. 123(R), the Company used the modified prospective transaction method, which requires that compensation expense be recorded for all non-vested options beginning with the first quarter of adoption. The Company determines the stock-based employee compensation using the Black-Scholes Option Pricing Model. Prior periods were not restated to reflect the impact of adopting SFAS No. 123(R) on April 1, 2006.

Amended and Restated 1995 Stock Option Plan

The Company continues to administer the Patient Infosystems 1995 Stock Option Plan (the “PATY Plan”). As of December 31, 2007, there are options to purchase 53,500 shares of the Company's common stock outstanding under the PATY Plan, with a weighted average exercise price of $2.80 per share. The PATY Plan expired in 2005 and no further grants of options may be awarded under the PATY Plan.

2005 Equity Incentive Plan

During the fiscal year ended March 31, 2006, CCS’s board of directors and stockholders adopted the CCS Consolidated, Inc. 2005 Equity Incentive Plan (the "2005 Plan"). Prior to the merger between CCS and Patient Infosystems (the “PATY Merger”), CCS granted options to certain of its officers under the 2005 Plan. These options were assumed by the Company as part of the PATY Merger and were converted into options to purchase shares of the Company's common stock at an exercise price of $0.2337 per share, based on the exchange ratio for CCS’s common stock in the PATY Merger. As of December 31, 2007, options to purchase 1,272,082 shares of the Company’s common stock were outstanding under the 2005 Plan. The options granted under the 2005 Plan and assumed by the Company have a term of ten years from the date of grant. The options were accelerated in connection with the PATY Merger so that they were 25% vested as of January 25, 2006 and vest in 36 monthly installments thereafter. No options were granted under the 2005 Plan during the year ended December 31, 2007. During the year ended December 31, 2007, the Company recognized compensation expense related to options granted under the 2005 Plan of $99,000, as compared to $66,000 for the nine months ended December 31, 2006.

CareGuide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007

2. Summary of Significant Accounting Policies (continued)

2007 Equity Incentive Plan

In March 2007, the Company’s board of directors approved a 2007 Equity Incentive Plan (the “2007 Plan”) subject to approval of the stockholders of the Company, and the 2007 Plan was adopted by the Company’s stockholders in June 2007. The Company has reserved 7,000,000 shares of its common stock for issuance under the terms of the 2007 Plan. As of December 31, 2007, options to purchase 4,927,055 shares of the Company’s common stock were outstanding at a weighted-average purchase price of $0.44 per share. Options granted under the 2007 Plan generally vest over a period of 4 years and have a term of ten years from the date of grant. During the year ended December 31, 2007, the Company recognized compensation expense of $233,000 related to options granted under the Plan.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of trade receivables and deposits in banks. Concentrations of credit risk with respect to trade receivables are partially mitigated by the fact that some of Company’s customers are large and well-established companies. As of December 31, 2007 and 2006, approximately $537,000 and $326,000, respectively, of the Company’s total accounts receivable were due from Blue Cross Blue Shield of Michigan. As of December 31, 2007 and 2006, $282,000 and $46,000, respectively, of the Company’s total accounts receivable were due from WellPoint. As of December 31, 2006, approximately $692,000 and $85,000 of the Company’s total accounts receivable were due from Health Net and Aetna, respectively. There were no receivables from HealthNet or Aetna as of December 31, 2007.

The Company has deposits exceeding the federal deposit insurance limits in three commercial banks. The Company has not experienced any losses in such accounts.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - an interpretation of SFAS Statement No. 109, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 during the first quarter of 2007. There was no material impact of FIN 48 on its consolidated financial statements.

In September 2006, FASB issued FASB Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy, with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. The requirements of SFAS No. 157 are first effective for the Company’s fiscal year beginning January 1, 2008. However, in February 2008, the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. Accordingly, the Company’s adoption of this standard on January 1, 2008 is limited to financial assets and liabilities, and any nonfinancial assets and liabilities recognized or disclosed at fair value on a recurring basis. The Company is currently assessing the potential effect of SFAS No. 157 on its financial position, results of operations and cash flows.

CareGuide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007

2. Summary of Significant Accounting Policies (continued)

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

In December 2007, FASB issued SFAS No. 141 (revised), “Business Combinations”, (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures tangible assets acquired, liabilities assumed, goodwill and any noncontrolling interests and identifies related disclosure requirements for business combinations. Measurement requirements will result in all assets, liabilities, contingencies and contingent consideration being recorded at fair value on the acquisition date, with limited exceptions. Acquisition costs and restructuring costs will generally be expenses as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 141R will have on its financial statements.

3. Merger with Patient Infosystems, Inc. (PATY)

On September 19, 2005, CCS entered into an agreement to merge with PATY Acquisition Corp., a wholly owned subsidiary of the Company, which was then known as Patient Infosystems, Inc. (“PATY” and such transaction the "PATY Merger"). The PATY Merger was completed on January 25, 2006. As a result, CCS became a wholly-owned subsidiary of PATY. CCS was deemed to be the acquiring company for accounting purposes.

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

CareGuide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007

3. Merger with Patient Infosystems, Inc. (PATY) (continued)

The purchase price was allocated to the assets and liabilities of PATY as of the merger date of January 25, 2006, as follows (dollars in thousands):

Cash acquired	$ 4,457
Other current assets	2,129
Identified intangible assets	2,470
Goodwill	28,608
Current liabilities	(2,173)
Net assets acquired	$ 35,491

The weighted-average amortization period of intangible assets acquired is 4.4 years. None of the goodwill acquired is expected to be deductible for tax purposes. As discussed above in Note 2, the Company recorded a consolidated goodwill impairment of $7.5 million during the year ended December 31, 2007.

4. Merger with Haelan Corporation (Haelan)

On December 8, 2006, pursuant to an Agreement and Plan of Merger, dated as of November 3, 2006, by and among CareGuide, Haelan Acquisition Corporation, an Indiana corporation and a newly formed wholly-owned subsidiary of CareGuide (“Merger Sub”), Haelan Corporation, an Indiana corporation (“Haelan”) and Richard L. Westheimer, as securityholders’ representative (the “Haelan Merger Agreement”), Merger Sub merged with and into Haelan (the “Haelan Merger”), and as a result Haelan became a wholly-owned subsidiary of CareGuide. The Haelan Merger Agreement and the Haelan Merger were approved by the shareholders of Haelan at a meeting held on November 20, 2006. In the Haelan Merger, CareGuide paid $1.5 million in cash to Haelan to satisfy certain liabilities of Haelan existing at the closing and specified in the Haelan Merger Agreement, and all outstanding securities of Haelan were exchanged for convertible promissory notes of CareGuide (the “Convertible Notes”) in the aggregate principal amount of $6.5 million. The Convertible Notes are subordinated to the rights of CareGuide’s senior lender (see Note 9).

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

CareGuide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007

4. Merger with Haelan Corporation (Haelan) (continued)

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

The Haelan Merger Agreement also contains an “earn-out” provision under which CareGuide is required to pay additional amounts to the former Haelan securityholders in the event that Haelan’s revenues during the year ending December 31, 2007 exceeded certain threshold amounts. As of December 31, 2007, the Company has calculated an estimated “earn-out” payable to the Haelan securityholders of approximately $180,000 and expects that such amount will be paid in cash.

The accompanying consolidated balance sheets as of December 31, 2007 and December 31, 2006 include the assets and liabilities of Haelan. The accompanying consolidated statements of operations and cash flows for the year ended December 31, 2007 include the operations and cash flows of Haelan for the entire period. The accompanying consolidated statements of operations and cash flows for the nine months ended December 31, 2006 include the operations and cash flows of Haelan from the merger date of December 8, 2006 through December 31, 2006.

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

The purchase price of Haelan in the Haelan Merger was calculated as follows (dollars in thousands):

Cash paid at closing	$ 1,500
Expenses of the Haelan Merger	309
Earn-out	180
Notes issued to the former Haelan securityholders	6,500
Total purchase price	$ 8,489

CareGuide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007

4. Merger with Haelan Corporation (Haelan) (continued)

The purchase price was allocated to the assets and liabilities of Haelan as of the merger date of December 8, 2006. An adjustment was made for the estimated earn-out and additional expenses related to the acquisition. The allocation is as follows (dollars in thousands):

Cash acquired	$ 133
Other current assets	156
Property and equipment	2,389
Identified intangible assets	2,600
Goodwill	3,969
Current liabilities	(751)
Long-term liabilities	(7)
Net assets acquired	$ 8,489

As of the date of the acquisition, the weighted-average amortization period of amortizing intangible assets acquired was 4.3 years. None of the goodwill acquired is expected to be deductible for tax purposes. As discussed above in Note 2, the Company recorded a consolidated goodwill impairment of $7.5 million during the year ended December 31, 2007.

The following unaudited pro forma summary presents CareGuide's consolidated results of operations for the nine months ended December 31, 2006 had the Haelan Merger been consummated on first day of the period. The pro forma consolidated results of operations include certain pro forma adjustments, including the amortization of identifiable intangible assets, interest and expenses on certain debt (dollars in thousands, except for share and per share data).

Nine Months Ended December 31, 2006

Total revenues	$ 44,425

Cost of services – direct service costs	(32,704)
Total operating costs and expenses	(10,819)
Other income and expenses, net	(2,189)
Accretion of preferred stock	-
Net loss attributable to common stockholders	$ (1,287)
Net loss per common share attributable to common stockholders - basic and diluted	$ (0.02)

Weighted average shares outstanding - basic	67,538,976
Weighted average shares outstanding - diluted	67,538,976

CareGuide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007

The pro forma results are not necessarily indicative of those that would have occurred had the acquisition taken place at the beginning of the periods presented.

CareGuide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007

5. Business Operations

The Company incurred a net loss from continuing operations of approximately $16,648,000 for the year ended December 31, 2007 and a net loss from continuing operations of $606,000 for the nine months ended December 31, 2006. At December 31, 2007 the Company had a working capital deficit of $2,751,000. The Company’s ability to continue as a going concern is dependent upon achieving profitability from future operations sufficient to maintain adequate working capital. These financial statements have been prepared assuming the Company will continue as a going concern. Until the Company has sufficient profitable operations or other revenue-generating activities to be self sufficient, the Company will remain dependent on other sources of capital. Currently, such capital has been obtained from the issuance of common and preferred stock and borrowings from a financial institution. The Company’s primary investors have guaranteed the borrowings from a financial institution through January 1, 2009 (see Note 9) and certain of these investors have committed to provide additional funding of up to $1 million to the Company, if required, through January 1, 2009. These primary investors purchased 1,562,500 shares of preferred stock for $0.9 million during 2007 and committed to purchasing an additional 4,687,500 shares of preferred stock during 2008, for aggregate additional gross proceeds of up to $2.8 million, under a stock purchase agreement entered into during December 2007.

Management’s plans for dealing with the adverse effects of these conditions include entering into contracts with additional health plans, achieving positive gross margins by exiting or renegotiating under-performing contracts, reducing operating expenses by challenging staffing levels at all of the Company’s locations and considering strategic partnerships with other healthcare companies. The Company has eliminated a number of staff positions and plans additional eliminations of positions, as appropriate, as it transitions from risk-based contracts to contracts under which the Company is not at risk for provider claims. However, there can be no assurance that the Company will be successful in achieving positive financial results.

CareGuide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007

6. Discontinued Operations

During the year ended March 31, 2005, the Company terminated its contractual relationship with Oxford Health Plans (“Oxford”). Pursuant to the contract termination provisions, the Company performed under the terms of the contract through May 31, 2005 and provided transitional assistance to Oxford's members through July 31, 2005. The Company had no continuing involvement thereafter. Therefore, the operations of Oxford are accounted for as discontinued operations, and accordingly, the operating results and related assets and liabilities of Oxford are segregated in the accompanying consolidated financial statements.

The Oxford contract included risk-sharing provisions and provided for an annual settlement after the conclusion of each contract year. During the year ended March 31, 2006, Oxford submitted its calculation of the amount due from the Company for the contract year ended December 31, 2004 which included many matters which management believed were contrary to the terms of the contract, and management notified Oxford of the disputed items. Oxford did not agree with the Company’s position on these matters, and Oxford drew down a $500,000 letter of credit that had been established for Oxford’s benefit pursuant to this contract. At March 31, 2006, the Company recorded a liability based upon management’s best estimate of the ultimate liability to settle the contractual dispute with Oxford for services rendered through March 31, 2006. The parties agreed to arbitration in 2006. In September 2006, the arbitration panel rendered a decision in the Company's favor. On November 10, 2006, Oxford paid the Company the award in the amount of approximately $661,000. The related legal costs, net of the elimination of the liability the Company had recorded at March 31, 2006, resulted in $131,000 of expenses related to Oxford for the nine months ended December 31, 2006.

During the year ended March 31, 2003, the Company ceased operations in Texas and began the process of dissolving CCS of Texas. The operations of CCS of Texas are accounted for as discontinued operations, and accordingly, the operating results and related assets and liabilities of CCS of Texas are segregated in the accompanying consolidated financial statements. During the year ended December 31, 2007 and the nine months ended December 31, 2006, the Company revised its estimate of the expenses to wind down the operations, including the ultimate settlement to providers, and as a result released $42,000 and $140,000 of liabilities (including liabilities for claims), respectively, which were recorded as income from discontinued operations. Income (expense) of discontinued operations consist of the following (dollars in thousands):

	Year Ended	Nine Months Ended
	December 31, 2007	December 31, 2006

Revenues from Oxford	$ -	$ 661
Revenues from CCS of Texas	9	5
Total revenues from discontinued operations	9	666
Reductions in expense (expense) from Oxford	3	(131)
Net reductions in expense from CCS of Texas	42	140
Net reductions in expense (expense) from discontinued operations	45	9
Net income from discontinued operations	$ 54	$ 675

In connection with the discontinuation of the Company’s Texas operations, the remaining long-lived assets associated with the operations of CCS of Texas have been transferred to the Company’s corporate headquarters. No tax expense or tax benefit has been allocated to the above results of discontinued

CareGuide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007

operations, since no such expense or benefit would have been recorded by Oxford or CCS of Texas on a separate return basis.

7. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	December 31, 2007	December 31, 2006

Computer equipment and software	$ 7,084	$ 6,087
Furniture and equipment	1,336	1,326
Equipment held under capital leases	2,335	2,335
Leasehold improvements	115	978
	10,870	10,726
Accumulated depreciation	(8,783)	(7,778)
Total property and equipment, net	$ 2,087	$ 2,948

Depreciation and amortization expense related to property and equipment was approximately $1,681,000 and $961,000 for the year ended December 31, 2007 and nine months ended December 31, 2006, respectively. Included in the depreciation and amortization expense related to property and equipment for the year ended December 31, 2007 was $343,000 related to the write-off of unamortized software the Company determined was of no further value. In addition, certain fully depreciated assets with both an original cost and accumulated depreciation of $330,000 were written off during the year ended December 31, 2007. Included in the depreciation and amortization expense related to property and equipment for the nine months ended December 31, 2006 was $325,000 related to the write-off of unamortized software the Company determined was of no further value and $221,000 of unamortized leasehold improvements that were deemed to have no further use.

8. Professional Malpractice Insurance

The Company maintains general liability and professional malpractice liability insurance on its staff and other insurance coverage appropriate for its operations. The general liability policy is occurrence based and provides coverage of $1,000,000 per occurrence and $2,000,000 in the aggregate. The professional liability policy is on a claims-made basis and provides coverage for professional medical activities. This policy provides coverage of $5,000,000 per occurrence and $5,000,000 in the aggregate, subject to a deductible of $75,000 per claim and annual aggregate. In addition, the Company maintains an umbrella policy which provides coverage of $5,000,000 per claim and in the aggregate.

9. Long-Term Obligations

Line of Credit

The Company has an $8,000,000 revolving line of credit (the "Line of Credit") with an outside lender for working capital purposes. The Line of Credit bears interest at the outside lender’s prime rate plus 1%, which was 8.25% and 9.25% at December 31, 2007 and December 31, 2006, respectively, and is due in full on January 1, 2009. The Line of Credit is collateralized by all of the Company’s assets, including its investment in all of its subsidiaries. As of December 31, 2007 and at December 31, 2006, $8,000,000 was outstanding under the Line of Credit.

CareGuide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007

9. Long-Term Obligations (continued)

In September 2007, the Company obtained a second credit facility with the same lender (“Revolving Line B”), under which the Company may borrow up to an additional amount equal to the lesser of (a) $1.0 million or (b) 60% of its eligible accounts receivable, which percentage will increase to 75% of its eligible accounts receivable upon the satisfaction of certain conditions. Revolving Line B is collateralized by certain accounts receivable of the Company. Any amounts borrowed under Revolving Line B bear interest at the lender’s prime rate plus 2%, and all outstanding amounts under Revolving Line B are due on September 23, 2008. As of December 31, 2007, $500,000 had been drawn on Revolving Line B and the interest rate on this facility was 9.25%. As of December 31, 2007, the additional amount available under Revolving Line B was minimal. Any additional amounts borrowed under Revolving Line B would be limited to the amount indicated by a borrowing base calculation completed at the time of the borrowing request.

The loan agreement underlying the Line of Credit and Revolving Line B contains representations and warranties and affirmative and negative covenants that are customary for credit facilities of this type. The Line of Credit and Revolving Line B could restrict the Company’s ability to, among other things, sell certain assets, change our business, engage in a merger or change in control transaction, incur debt, pay cash dividends, make investments and encumber our assets. The Line of Credit also contains events of default that are customary for credit facilities of this type, including payment defaults, covenant defaults, insolvency type defaults and events of default relating to liens, judgments, material misrepresentations and the occurrence of certain material adverse events.

During the fourth quarter of 2007 and through April 2008, the Company was in violation of certain of the loan covenants. In May 2008, the Company entered into an amendment to the loan agreement with Comerica, as part of which Comerica waived the Company’s failure to comply with the loan covenants during this period.

The outside lender required that the Company obtain unconditional guarantees (the "Guarantees") from its primary investors. Under the terms of the Guarantees, each participating primary investor unconditionally and irrevocably guarantees prompt and complete payment of its pro rata share of the amount the Company owes under the Line of Credit, up to $8 million. As compensation for their guarantees, the Company estimates that it will issue warrants to purchase an aggregate of 2,800,000 shares of common stock to these stockholders during 2008, which will vest based on the outstanding balance of the Line of Credit through its maturity date. The Company has estimated the value of these warrants under the Black-Scholes model at approximately $396,000 and recognized additional interest expense of approximately $79,000 during the year ended December 31, 2007 related to these Guarantees.

In exchange for prior Guarantees of the Line of Credit, the primary investors were issued warrants to purchase up to 2,000,000 shares of Series AA Convertible Preferred Stock of CCS, par value of $0.01 per share, in the aggregate. Such warrants each had an exercise price of $0.01 per share and a ten-year exercise period through November 17, 2014 and vested based on the outstanding balance of the Line of Credit as a percentage of the total available amount under the Line of Credit at each quarterly vesting date. In January 2006, warrants to purchase an additional 400,000 shares of Series AA Preferred Stock of CCS in the aggregate were issued under similar terms in exchange for extending the then guarantee period to June 30, 2007, except that such additional warrants were fully vested at the time of grant (collectively the "Guaranty Warrants").

CareGuide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007

9. Long-Term Obligations (continued)

Immediately prior to the PATY Merger, the vested portions of the Guaranty Warrants were net-share exercised for shares of Series AA Convertible Preferred Stock of CCS, which were then exchanged for shares of PATY common stock in the PATY Merger. As part of the PATY Merger, the unvested portions of the Guaranty Warrants were terminated and replaced by warrants to purchase an aggregate of 3,152,141 shares of PATY common stock which were issued to an escrow agent at the closing of the PATY Merger (the "Replacement Warrants"). Each of the Replacement Warrants had an exercise price of $0.003172 per share of PATY common stock. These Replacement Warrants fully vested during the nine months ended December 31, 2006 and were exercised in full, and the underlying shares were issued to the guarantors during the nine months ended December 31, 2006. The aggregate fair value of the Guaranty Warrants in the amount of $1,980,000 was amortized to interest expense over the guarantee period, and the initial value was computed using the Black-Scholes model. Approximately $436,000 and $657,000 was recognized as additional interest expense for the year ended December 31, 2007 and the nine months ended December 31, 2006, respectively.

As more fully described in Note 4, the Company completed the Haelan Merger on December 8, 2006, resulting in the issuance of $6.5 million of Convertible Notes. The Convertible Notes are subordinated to the rights to prior payment of the Company's senior lender under the Line of Credit. The Convertible Notes carry an interest rate of 5% per year, compounding annually, mature on December 8, 2009 and are convertible at maturity into shares of common stock of CareGuide, valued based upon the average closing price of the common stock for the 20 consecutive trading days ending on the date prior to conversion. The maturity date of the Convertible Notes may be accelerated in the event of a sale transaction, as defined in the Convertible Notes, involving the Company.

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

Lease Obligations

At December 31, 2007 and December 31, 2006, the Company had recorded obligations for the fair value of the remaining lease rentals due under operating leases without any remaining economic benefit to the Company aggregating $2,090,000 and $1,472,000. See Note 15 for operating lease commitments.

CareGuide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007

10. Stockholders' Equity and Subsequent Event

Capital Stock

The Company is authorized to issue up to 120,000,000 shares of capital stock, 100,000,000 designated as common stock, and 20,000,000 designated as preferred stock, of which 6,250,000 shares have been designated as “Series A Preferred Stock.” As of December 31, 2007 and December 31, 2006, there were 67,538,976 shares of common stock outstanding.

As of December 31, 2007, there were 1,562,500 shares of Series A Convertible Preferred Stock issued and outstanding. Between December 31, 2007 and May 6, 2008, the Company issued an additional 3,125,000 shares of the Series A Convertible Preferred Stock. The Company has also requested that the Investors purchase the remaining authorized shares of Series A Preferred Stock on a pro rata basis, based on the number of shares purchased at the initial closing. The Series A Convertible Preferred Stock (i) is entitled to cumulative dividends at the rate of 8% per year, payable in arrears semiannually; (ii) is entitled to a liquidation preference equal to its original purchase price plus all accrued and unpaid dividends; (iii) has a preference over the common stock with respect to dividends and distributions; (iv) votes on an as-converted basis with the common stock on matters submitted to common stockholders for approval; and (v) is initially convertible into common stock on a five-for-one basis (subject to adjustment in the event of stock dividends, stock splits, reverse stock splits, recapitalizations, etc. and in the event of certain dilutive issuances by the Company). The consent of the holders of at least two-thirds of the Series A Preferred Stock is required for certain other actions that alter or change the voting or other powers, preferences, or other special rights, privileges or restrictions of the Series A Preferred Stock so as to affect them adversely.

The Series A Preferred Stock will be automatically converted into shares of common stock, at the then-effective conversion rate, at any time upon the affirmative election of the holders of at least a majority of the outstanding shares of the Series A Preferred Stock or immediately upon the closing of certain public offerings of the Company’s common stock. Upon such automatic conversion, any accrued and unpaid dividends will be paid in cash or, to the extent sufficient funds are not then legally available therefore, in common stock (at the common stock’s fair market value determined by the Board of Directors as of the date of such conversion).

CareGuide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007

11. Intangible and Other Assets

The Company’s intangible and other assets consisted of the following (dollars in thousands):

	December 31,	December 31,
Description	2007	2006
CareGuide trademark acquired July 2001 (i)	$ 1,513	$ 1,513
CareGuide website acquired July 2001 (ii)	1,430	1,430
PATY customer relationships acquired January 2006 (iii)	1,236	1,236
PATY non-compete agreements acquired January 2006 (iv)	718	718
PATY co-marketing agreements acquired January 2006 (v)	516	516
Haelan customer relationships acquired December 2006 (iii)	1,460	1,460
Haelan non-compete agreements acquired December 2006 (iv)	360	360
Haelan trademarks acquired December 2006 (vi)	780	780
	8,013	8,013
Accumulated amortization	(3,620)	(2,214)
Net intangible assets	4,393	5,799
Security deposits and other assets	58	164
Total intangibles and other assets, net	$ 4,451	$ 5,963

(i)	The acquired trademark is classified as an intangible asset with an indefinite life and is not subject to amortization, but is tested annually for impairment.
(ii)	The website is subject to amortization and was being amortized using over a five-year life using the straight line method. It is now fully amortized.
(iii)	Customer lists are subject to amortization and are being amortized over a five-year life using an accelerated method.
(iv)	The non-compete agreements are subject to amortization and are being amortized over a three-year life using the straight line method.
(v)	The co-marketing agreements are subject to amortization and are being amortized over a five-year life using the straight line method.
(vi)	The Haelan trademarks are subject to amortization and are being amortized over a ten-year life using the straight line method.

Amortization expense related to acquired intangible assets and other assets was approximately $1,406,000 and $998,000 for the year ended December 31, 2007 and nine months ended December 31, 2006, respectively.

CareGuide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007

11. Intangible and Other Assets (continued)

The estimated annual amortization expenses of intangible assets for the five years subsequent to December 31, 2007 are as follows (dollar in thousands):

Years Ended December 31,	Estimated Intangible Amortization Expense
2008	$ 1,193
2009	752
2010	409
2011	140
2012	78
Total	$ 2,572

12. Income Taxes

The components of the income tax (expense) benefit consist of the following (dollars in thousands):

	Year Ended December 31, 2007	Nine Months Ended December 31, 2006
Current federal income taxes	$ 54	$ (25)
Current state income taxes	(216)	(365)
Deferred taxes	-	13
Net income tax expense	$ (162)	$ (377)

CareGuide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007

12. Income Taxes (continued)

The tax-effected components of deferred income tax assets and (liabilities) consist of the following (dollars in thousands):

	December 31, 2007	December 31, 2006

Deferred income tax assets:
Federal income tax net operating losses	$ 25,443	$ 22,517
State and other income tax net operating losses	5,238	4,636
Goodwill and intangible impairment and amortization	1,104	1,215
Accrued liabilities	809	954
Allowance for doubtful accounts	292	223
Depreciation	331	481
Deferred revenue	-	15
Stock option compensation expense	280	144
Tax credits	75	75
Trading portfolio losses	177	249
Change in accounting method	-	142
Other	28	31
	33,777	30,682
Less valuation allowance	(32,304)	(28,358)
Net deferred income tax assets	1,473	2,324

Deferred income tax liabilities:
Intangible assets acquired in mergers	(1,478)	(2,312)
Amortization of website	-	(2)
Other	(2)	(17)
Net deferred income tax liabilities	(1,480)	(2,331)
Net deferred income tax liability	$ (7)	$ (7)

The reconciliation of the expected income tax (expense) benefit with the actual income tax (expense) benefit from continuing operations reported for the year ended December 31, 2007 and the nine months ended December 31, 2006 computed on income (loss) before income taxes at federal statutory rates is as follows:

	Year Ended December 31, 2007	Nine Months Ended December 31, 2006

Tax at federal statutory rate	34.0%	34.0%
State income taxes, net of federal income tax benefit	2.7	(159.3)
Non-deductible items	(16.7)	(101.7)
Change in valuation allowance	(24.0)	49.0

CareGuide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007

Other, net	3.0	13.4
Net effective tax rate	(1.0)%	(164.6)%

CareGuide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007

12. Income Taxes (continued)

The Company accounts for income taxes in accordance with Statement of Financial Standards No. 109, Accounting for Income Taxes (“SFAS 109)” issued by the FASB. SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all of the evidence, both positive and negative, management has determined that a valuation allowance of approximately $32,304,000 and $28,358,000 is necessary at December 31, 2007 and December 31, 2006, respectively to reduce the deferred tax assets to the amount that will more likely than not be realized. The increase (decrease) in the valuation allowance for the year ended December 31, 2007 and nine months ended December 31, 2006 was approximately $3,946,000 and $(1,876,000), respectively. Included in the decrease in the valuation allowance for the nine months ended December 31, 2006 was $2,312,000 for the tax effect of certain assets acquired in connection with the acquisition of Haelan.

At December 31, 2007, the Company has available federal net operating losses ("NOLs") of approximately $74,831,000 expiring between 2009 and 2027. Approximately $1,820,000 were acquired in the Haelan merger. In addition, the Company has tax credit carryforwards of $75,000, which are available to offset future federal income taxes, if any, which begin to expire in 2010. The NOLs and tax credit carryforwards may be subject to limitation by certain sections of the Internal Revenue Code relating to ownership changes.

13. Employee Benefit Plan

The Company has a 401(k) savings plan covering substantially all eligible employees who have completed 90 days of active employment. Under the plan, an employee may elect to contribute on a pre-tax basis to a retirement account up to 15% of the employee’s compensation up to the maximum annual contribution permitted by the Internal Revenue Code. The Company matches employee contributions on a discretionary basis as determined by the Company’s board of directors. The Company made discretionary contributions to the 401(k) savings plan of approximately $44,000 and $76,000 during the year ended December 31, 2007 and nine months ended December 31, 2006, respectively.

14. Stock Options and Warrants

During the year ended March 31, 2006, CCS's board of directors and stockholders adopted the CCS Consolidated, Inc. 2005 Equity Incentive Plan (the 2005 Plan) and reserved 1,776,238 shares of CCS common stock for issuance under the 2005 Plan. CCS granted options to certain of its officers under the 2005 Plan to purchase an aggregate of 1,090,095 shares of CCS common stock at $0.30 per share. These options were assumed by CareGuide as part of the PATY Merger and were converted into options to purchase an aggregate of 1,399,290 shares of CareGuide common stock at an exercise price of $0.2337 per share, based on the exchange ratio for CareGuide’s common stock in the PATY Merger. The options granted under the 2005 Plan and assumed by CareGuide have a term of ten years from the date of grant. The options were accelerated in connection with the PATY Merger so that they were 25% vested as of January 25, 2006 and vest in 36 monthly installments thereafter. CareGuide recorded approximately $99,000 and $66,000 in compensation expense associated with these grants during the year ended December 31, 2007 and nine months ended December 31, 2006, respectively. As of December 31, 2007, options to purchase 1,272,082 shares of the Company’s common stock were outstanding under the 2005 Plan.

CareGuide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007

14. Stock Options and Warrants (continued)

As a result of the PATY Merger, CareGuide continues to administer the PATY 1995 Stock Option Plan (the PATY Plan). As of December 31, 2007, there were options to purchase 53,500 shares of the Company's common stock outstanding under the PATY Plan, with a weighted average exercise price of $2.80 per share. The PATY Plan expired in 2005 and no further grants of options may be awarded under the PATY Plan.

In March 2007, the Company’s board of directors approved a 2007 Equity Incentive Plan (the “2007 Plan”) subject to approval of the stockholders of the Company, and the 2007 Plan was adopted by the Company’s stockholders in June 2007. The Company has reserved 7,000,000 shares of its common stock for issuance under the terms of the 2007 Plan. As of December 31, 2007, options to purchase 4,927,055 shares of the Company’s common stock were outstanding at a weighted-average purchase price of $0.44 per share. Options granted under the 2007 Plan generally vest over a period of 4 years and have a term of ten years from the date of grant. During the year ended December 31, 2007, the Company recognized compensation expense of $233,000 related to options granted under the Plan.

The non-qualified options granted to employees and outside directors under the 2007 Plan become exercisable over periods of 0.25 to 4 years and expire after 10 years. The fair value of each option award granted is estimated on the date of grant using the Black-Scholes valuation model that uses the assumptions noted in the following table. Volatility is calculated using an analysis of the Company’s historical volatility. The expected lives of options are determined based on the Company’s historical exercise experience. The Company believes the historical experience method is the best estimate of future exercise patterns currently available. The risk-free interest rates are determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the options. The expected dividend yields are based on the approved annual dividend rate in effect and current market price of the underlying common stock at the time of grant.

2007

Weighted average grant date fair value	$0.32

Weighted average assumptions used:

Expected volatility	74.10%
Risk free interest rate	4.69%
Forfeiture rate	7.05%
Expected lives	7 years

CareGuide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007

A summary of the status of and the changes in the options outstanding under all plans maintained by CareGuide during the year ended December 31, 2007 and nine months ended December 31, 2006 is presented below.

	Shares	Weighted Average Exercise Price
Outstanding at March 31, 2006	1,847,367	$ 0.86
Forfeited	(120,449)	(2.79)
Outstanding at December 31, 2006	1,726,918	0.72
Granted	6,163,525	0.44
Forfeited	(1,637,806)	(0.83)
Outstanding at December 31, 2007	6,252,637	$ 0.42

14. Stock Options and Warrants (continued)

The following table summarizes information about options outstanding at December 31, 2007:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.23	1,272,082	7.3	$0.23	954,061	$ 0.23
0.24-0.46	4,927,055	9.5	0.44	218,750	0.45
2.80	53,500	6.9	2.80	53,500	2.80
$0.23 - $2.80	6,252,637			1,226,311

As of December 31, 2007, there was no intrinsic value related to the options outstanding and approximately $1,662,000 in unrecognized stock compensation to be recognized over a weighted average period of 3.4 years.

During the year ended December 31, 2007, the Company issued a warrant to purchase up to 100,000 shares of CareGuide's common stock at $0.55 per share to a director of the Company. Such warrant provides that 25,000 shares shall become exercisable on each of December 8, 2007, 2008, 2009 and 2010 and that the warrant must be exercised on or before December 8, 2016. During the nine months ended December 31, 2006, the Company issued a warrant to purchase up to 100,000 shares of CareGuide's common stock at $0.76 per share to a director of the Company. Such warrant provides that 25,000 shares shall become exercisable on each of August 16, 2007, 2008, 2009 and 2010 and that the warrant must be exercised on or before August 16, 2016.

Additionally, as described in Note 9, certain investors have guaranteed the Company’s obligations under a Line of Credit. As compensation for the guarantees, the Company expects to issue warrants to these stockholders during 2008 that will be exercisable for shares of common stock and which will vest based on

CareGuide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007

the outstanding balance of the Line of Credit through its maturity date. The Company has recorded expense based upon the anticipated terms of the warrants.

CareGuide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007

14. Stock Options and Warrants (continued)

The common stock warrants outstanding (including the warrants anticipated to be issued as described above) and exercisable as of December 31, 2007 and December 31, 2006 are as follows:

	Warrants outstanding at
	December 31, 2007		December 31, 2006
	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Warrants outstanding
Common Stock	4,089,536	$ 0.51	1,189,536	$ 1.12
Warrants exercisable
Common Stock	1,139,536	1.14	1,089,536	1.16

As of December 31, 2007, the Company has approximately $368,000 of unrecognized expense related to warrants outstanding. There were no warrants outstanding to purchase any preferred stock of the Company as of December 31, 2007 or 2006.

15. Commitments and Contingencies

Commitments

The Company has operating lease agreements principally for its corporate office space and for certain contract site offices. Future minimum lease payments for the next five years under noncancelable operating leases as of December 31, 2007 are as follows (dollars in thousands):

		Non-
	Operating	Cancelable
Year Ending December 31,	Leases	Subleases	Net

2008	$ 2,092	$ (711)	$ 1,381
2009	2,020	(739)	1,281
2010	1,315	(436)	879
2011	586	-	586
2012	506	-	506
Total	$ 6,519	$ (1,886)	$ 4,633

The table above includes lease payments and related sublease rental income related to leasing arrangements where there is no further economic benefit to the Company and for which a liability is accrued (see Note 9). Net rent expense for the year ended December 31, 2007 and nine months ended December 31, 2006 was approximately $1,850,000 and $803,000, respectively. Included in rent expense for the year ended December 31, 2007 was a charge of approximately $999,000 related to the abandonment of the Company’s Rochester, New York location.

CareGuide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007

15. Commitments and Contingencies (continued)

Employment Agreements

The Company has entered into employment agreements with certain management employees, which include, among other things, annual base salaries, non-competition provisions, salary continuation benefits, performance bonuses based upon the overall profitability of the Company and certain other non-cash benefits, including life, health and disability insurance. Employment agreements are automatically renewed for successive one-year terms. The employment agreement for one executive officer provides that the executive be issued additional options in order for him to maintain an interest in 2.25% of the Company on a fully diluted basis through June 2008.

Call Option Liability

The Company is party to a call option agreement with an underwriter which entitles the holder to purchase up to 153,518 shares of ACSH common stock from the Company for $6.00 per share at any time until October 31, 2010. The option was granted in connection with an offering of the Company's securities underwritten by the holder. The 153,518 shares held for trading are valued at market price, and the call option is considered a derivative instrument and is carried at its estimated fair value. The estimated fair value of the call option liability was approximately $78,000 and $48,000 at December 31, 2007 and December 31, 2006, respectively, and is included in accounts payable and accrued expenses. The fair value of the call option is determined using the Black-Scholes method using the following assumptions:

	December 31, 2007	December 31, 2006
Volatility	71.3%	83.7%
Interest rate	3.34%	4.72%
Average life	1.42 years	1.88 years

Changes to the fair market value of the trading portfolio and the call option obligation are recognized in the accompanying consolidated statement of operations.

As of December 31, 2007, the Company held 166,610 shares of ACSH common stock and has designated 153,518 shares as trading securities because these shares would be used to satisfy the call option.

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

Litigation

The Company resolved a dispute with Oxford during the nine months ended December 31, 2006, which is described in Note 6.

The Company is subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of such pending legal proceedings will not have a material adverse effect on the Company’s results of operations or financial position.

CareGuide, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007

16. Quarterly Results (unaudited)

The following is a summary of the unaudited interim results of operations by quarter (dollars in thousands, except per share amounts).

	First(1)	Second	Third	Fourth(2)
Year ended December 31, 2007:
Revenues	$ 8,171	$ 4,925	$ 4,632	$ 4,518
Gross profit	1,436	1,387	3,012	1,562
Net loss - continuing operations	(2,722)	(3,367)	(1,219)	(9,340)
Net income (loss) - discontinued operations	3	54	(2)	(1)
Net loss	(2,719)	(3,313)	(1,221)	(9,341)
Net loss per common share-basic and diluted:
Loss from continuing operations	(0.04)	(0.05)	(0.02)	(0.14)
Discontinued operations	-	-	-	-
Net loss	(0.04)	(0.05)	(0.02)	(0.14)

Nine months ended December 31, 2006:
Revenues	-	$ 13,797	$ 13,751	$ 13,790
Gross profit	-	3,908	2,951	3,050
Net income (loss) - continuing operations	-	204	(85)	(725)
Net (loss) income - discontinued operations	-	(286)	711	250
Net (loss) income	-	(82)	626	(475)
Net income (loss) per common share-basic and diluted:
Income (loss) from continuing operations	-	-	-	(0.01)
Discontinued operations	-	-	0.01	-
Net income (loss)	-	-	0.01	(0.01)

(1)

During the nine months ended December 31, 2006, the Company changed its fiscal year end from March 31, to December 31 and, therefore, the period ended December 31, 2006 only contains three fiscal quarters.

(2)	Net loss from continuing operations for the fourth quarter 2007 was adversely impacted by a goodwill impairment charge of $7,523,000.