Form 10-Q
period 2008-03-31
CAREGUIDE INC
filed 2008-05-20
CIK 1017813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer (do not check if a smaller reporting company)[ ] Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 12, 2008, 67,538,976 shares of the Company’s common stock, par value $0.01 per share, were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CareGuide, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except shares and par values)
	March 31,	December 31,
Assets	2008 (unaudited)	2007
Current assets:
Cash and cash equivalents	$ 1,070	$ 1,014
Restricted cash available for current liabilities	672	868
Securities available for sale	46	42
Securities held for trading	537	491
Accounts receivable, net of allowance for doubtful accounts of $691 and $712, respectively	2,462	1,779
Prepaid expenses and other current assets	331	362
Current assets of discontinued operations	333	334
Total current assets	5,451	4,890
Property and equipment, net	1,901	2,087
Intangibles and other assets, net	4,118	4,451
Goodwill	25,349	25,349
Restricted cash	500	300
Total assets	$ 37,319	$ 37,077

Liabilities and stockholders’ equity
Current liabilities:
Claims payable	$ 112	$ 167
Line of credit	8,500	500
Accounts payable and accrued expenses	5,512	5,679
Deferred revenue	243	232
Current tax liability	206	250
Current portion of lease obligations	464	453
Current liabilities of discontinued operations	359	360
Total current liabilities	15,396	7,641

Long-term liabilities:
Line of credit	-	8,000
Notes payable	6,932	6,847
Lease obligations, net of current portion	1,518	1,637
Deferred tax liability	7	7
Total liabilities	23,853	24,132
Commitments and contingencies
Stockholders’ equity:
Series A convertible preferred stock, $.01 par value, 6,250,000 shares authorized; 3,125,000 shares issued and outstanding at March 31, 2008 and 1,562,500 shares issued and outstanding at December 31, 2007	1,902	938
Subscribed series A convertible preferred stock	938	-
Subscription receivable	(125)	-
Common stock, $.01 par value, 100,000,000 shares authorized; 67,538,976 shares issued and outstanding	675	675
Additional paid-in capital	63,508	63,343
Other comprehensive loss	(26)	(30)
Accumulated deficit	(53,406)	(51,981)
Total stockholders’ equity	13,466	12,945

Total liabilities and stockholders’ equity	$ 37,319	$ 37,077

See notes to unaudited consolidated financial statements.

CareGuide, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except per share data)
	Three Months Ended March 31,
	2008	2007
Revenues:
Capitation revenue	$ -	$ 3,032
Administrative and fee revenue	4,911	5,139
Total revenues	4,911	8,171
Cost of services – direct service costs, excluding depreciation and amortization of $440 and $583, respectively	3,319	6,735
Gross profit	1,592	1,436

Operating costs and expenses:
Selling, general and administrative expense	2,081	2,989
Depreciation and amortization	626	762
Total operating costs and expenses	2,707	3,751

Loss from continuing operations	(1,115)	(2,315)

Other income (expense):
Interest and other income	13	104
Trading portfolio gain	46	22
Interest expense	(329)	(489)
Loss from continuing operations before income taxes and discontinued operations	(1,385)	(2,678)

Income tax expense	(12)	(44)
Loss from continuing operations	(1,397)	(2,722)
Income from discontinued operations	-	3
Net loss	(1,397)	(2,719)
Accretion of preferred stock dividends	(28)	-
Net loss attributable to common stockholders	$ (1,425)	$ (2,719)
Net comprehensive loss attributable to common stockholders	$ (1,421)	$ (2,719)

Net loss per common share-basic and diluted:
Loss from continuing operations	$ (0.02)	$ (0.04)
Discontinued operations	-	-
Net loss	$ (0.02)	$ (0.04)

Weighted average common shares outstanding:
Basic	67,539	67,539
Diluted	67,539	67,539

See notes to unaudited consolidated financial statements.

CareGuide, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)
	Three Months Ended March 31,
	2008	2007
Cash used in operations:
Net loss	$ (1,397)	$ (2,719)
Adjustments to reconcile net loss to net cash used in continuing operations:
Depreciation and amortization	626	762
Stock option compensation	80	25
Amortization of warrants	85	218
Unrealized gain in trading portfolio	(46)	(22)
Decrease in accrual for lease abandonment	(108)	(121)
Increase in accrued interest expense on note payable	85	80
Increase in accounts receivable	(683)	(362)
Decrease in prepaid expenses and other current assets	46	133
Decrease in claims payable	(55)	(2,029)
Decrease in accounts payable and accrued expenses	(167)	(556)
Increase (decrease) in deferred revenue	11	(1,323)
Decrease in current tax liability	(44)	(7)
Decrease in current assets of discontinued operations	1	-
Decrease in current liabilities of discontinued operations	(1)	(9)
Net cash used in operating activities	(1,567)	(5,930)

Cash (used in) provided by investing activities:
Purchases of property and equipment	(122)	(38)
Restricted deposits, net	(4)	1,710
Collection of notes receivable	-	310
Cash used in acquisitions	-	(45)
Net cash (used in) provided by investing activities	(126)	1,937

Cash provided by financing activities:
Preferred stock issuance	936	-
Preferred stock subscribed	813	-
Net cash provided by financing activities	1,749	-

Net increase (decrease) in cash and cash equivalents	56	(3,993)
Cash and cash equivalents, beginning of period	1,014	5,975
Cash and cash equivalents, end of period	$ 1,070	$ 1,982

Continued on next page.

Supplemental cash flow information (dollars in thousands):

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Cash paid for interest	$ 178	$ 191
Cash paid for taxes	55	51

Supplemental disclosure of non-cash operating and investing activities:
Preferred stock subscription receivable	125	-
Accretion of preferred stock dividends	28	-
Unrealized gain on securities held for sale	4	-

See notes to unaudited consolidated financial statements.

CAREGUIDE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements for the period ended March 31, 2008

1. Organization and Description of Business

The accompanying financial statements for the three months ended March 31, 2008 and 2007 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for these interim periods. These financial statements should be read in conjunction with the audited financial statements, and notes thereto, for the year ended December 31, 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results for the entire year.

CareGuide, Inc. (the “Company” or “CareGuide”) is a population health management company that provides a full range of healthcare management services to health plans, work/life companies, government entities, and self-funded employers to help them to reduce health care costs while improving the quality of care for the members. The Company has approximately 80 customers across the United States.

The Company’s services may be provided under a variety of contractual arrangements, including capitation, fee-for-service, and case rates. The Company terminated all capitated risk contracts as of January 31, 2007. CareGuide also provides case management and disease management for administrative fees only. Contracts may include performance bonuses and shared cost savings arrangements.

2. Business Operations

The Company realized a net loss of approximately $1.4 million for the three months ended March 31, 2008 and had a working capital deficit of $9.9 million at March 31, 2008. The Company’s ability to continue as a going concern is dependent upon achieving profitability from future operations sufficient to maintain adequate working capital. These financial statements have been prepared assuming the Company will continue as a going concern. Until the Company has sufficient profitable operations or other revenue-generating activities to be self-sufficient, the Company will remain dependent on other sources of capital.

Currently, such capital has been obtained from the issuance of common and preferred stock and borrowings from a financial institution. The Company’s primary investors have guaranteed the borrowings from the financial institution through January 1, 2009 (see Note 4) and certain of these investors have committed to provide additional funding of up to $1.0 million to the Company, if required, through January 1, 2009. These primary investors and other significant stockholders of the Company have also purchased 3,125,000 shares of preferred stock for $1.9 million through March 31, 2008 and have committed to purchasing an additional 3,125,000 shares of preferred stock during 2008, for aggregate additional gross proceeds of up to $1.9 million, under a stock purchase agreement entered into during December 2007.

2. Business Operations (continued)

As described in Note 4, the Company has an $8.0 million revolving line of credit (the "Line of Credit") with an outside lender for working capital purposes and a second credit facility (“Revolving Line B”) with the same lender under which the Company may borrow up to an additional amount equal to the lesser of a specified amount or a percentage of its eligible accounts receivable. Of the $8.5 million due to the Company’s lender as of March 31, 2008, $500,000 under Revolving Line B is payable in September 2008. The remaining balance of $8.0 million due under the Line of Credit is due and payable on January 1, 2009. The Company does not currently anticipate that it will be able to satisfy its obligations under the Line of Credit or Revolving Line B with operating cash. As a result, the Company expects that it will be necessary to restructure the Line of Credit and Revolving Line B or to find an alternative lender before maturity of these facilities. There can be no assurance that the Company will be able to restructure the Line of Credit or Revolving Line B on terms favorable to it or at all prior to their current maturity dates. If the Company is successful in negotiating an extension and/or increase in the Line of Credit and Revolving Line B, the Company believes that all or a portion of its obligations will continue to be guaranteed by certain of its subsidiaries as well as certain of its principal stockholders, which may be different from the stockholders that currently guarantee the Company’s obligations under the Line of Credit. The Company also anticipates that it would be required to provide consideration, which the Company believes would likely be in the form of warrants to purchase shares of its common stock, to any guarantors of the extended credit facilities as compensation for their guarantees, and the Company's stockholders would experience dilution of their ownership to the extent that the Company issues any such warrants. Any such dilution could be substantial. The fair market value of any such warrants would be expensed over the life of the extension of the related credit facility.

Management’s plans for dealing with the adverse effects of its current inability to generate sufficient revenues or profitable operations include entering into contracts with additional customers, achieving positive gross margins by exiting or renegotiating under-performing contracts, reducing operating expenses by challenging staffing levels at all of the Company’s locations and considering strategic partnerships with other healthcare companies. However, there can be no assurance that the Company will be successful in any of these activities or in achieving positive financial results in the future.

3. Summary of Significant Accounting Policies

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

Depreciation and Amortization

The Company reports all depreciation and amortization expense as an operating expense. For the three months ended March 31, 2008 and 2007, the reported amounts included $440,000 and $583,000, respectively, of depreciation and amortization expenses that were attributable to cost of services.

Restricted Cash

In connection with a customer contract and two of its office leases, the Company is required to maintain letters of credit and has secured these letters of credit by establishing certificates of deposit and money market accounts totaling $530,000 at March 31, 2008. These accounts are included in restricted cash in the consolidated balance sheets.

In addition, at March 31, 2008, CCS New Jersey, Inc., a subsidiary of the Company, had on deposit $642,000 with the State of New Jersey as a condition of licensure as an Organized Delivery System (ODS) in New Jersey. This deposit is included as restricted cash in the consolidated balance sheets. As a result of the Company’s decision to exit the risk-based business, the Company has surrendered its ODS license and has requested that the State of New Jersey release the deposited funds. The Company intends to use these released funds to settle its current liabilities.

3. Summary of Significant Accounting Policies (continued)

The portion of restricted cash that is available and that the Company intends to use to satisfy current liabilities is included in current assets. The fair value of restricted cash approximates its carrying value.

Long-Lived Assets

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations, for a disposal of a segment of a business. The Company periodically reviews the carrying value of its long-lived assets to assess recoverability and impairment. The Company recorded no impairments during the three months ended March 31, 2008 or 2007.

Fair Value Measurements

As discussed below, the Company adopted SFAS No. 157, Fair Value Measurements, on January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value. It also establishes a hierarchy for determining fair value measurement. The hierarchy includes three levels and is based upon the valuation techniques used to measure assets and liabilities. The three levels are as follows:

Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in markets;

Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and

Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement

As of March 31, 2008, the Company has securities held for trading and securities available for sale totaling $583,000 which are valued using quoted market pricing under the Level 1 methodology described above.

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

For the three months ended March 31, 2008 and 2007, 30.0% and 13.3%, respectively, of the Company’s total revenue was earned under contracts with Blue Cross Blue Shield of Michigan. For the three months ended March 31, 2008, 12.7% of the Company’s total revenue was earned under contracts with Wellpoint. For the three months ended March 31, 2007, 37.1% of the Company’s total revenue was earned under contracts with Aetna Health Plans (Aetna). The Company’s capitated risk contacts with Aetna were terminated effective January 31, 2007. Other than these customers, no other one customer accounted for more than 10% of the Company’s total revenue for the three months ended March 31, 2008 or 2007.

3. Summary of Significant Accounting Policies (continued)

Direct Service Costs

Direct service costs are comprised principally of expenses associated with providing the Company’s services, including third-party network provider charges. The Company’s direct service costs require pre-authorization and are recognized in the month in which services are rendered. Network provider and facility charges for authorized services that have not been billed to the Company, known as incurred but not reported expenses, are estimated and accrued based on the Company’s historical experience, current enrollment statistics, patient census data, adjudication decisions and other information. The liability for such costs is included in the caption “Claims payable” in the accompanying consolidated balance sheets.

Income Taxes

The Company and its subsidiaries file federal tax returns on a consolidated basis, and certain of its subsidiaries file state income tax returns on a separate basis. The Company’s provision for income taxes includes federal and state income taxes currently payable and changes in deferred tax assets and liabilities, excluding the establishment of deferred tax assets and liabilities related to acquisitions. Deferred income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes, and represent the estimated future tax effects resulting from temporary differences between financial and tax reporting bases of certain assets and liabilities. In addition, future tax benefits, such as net operating loss (NOL) carryforwards, are required to be recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets are reduced by a valuation allowance when, in the opinion of the management, it is more likely than not that some or all of the deferred tax assets will not be realized.

Stock-Based Compensation Plans

In December 2004, the FASB issued Statement of Financial Standard (“SFAS”) No. 123(Revised), Share-Based Payment (“SFAS No.123(R)”), establishing accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments, or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based stock awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123(R) replaces existing requirements under SFAS No. 123, Accounting for Stock-Based Compensation, and eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company adopted SFAS 123(R) on April 1, 2006. During the three months ended March 31, 2008 and 2007, the Company recorded $80,000 and $21,000 in compensation expense for stock options in accordance with SFAS No. 123(R).

Goodwill and Indefinite Lived Intangible Assets

In July 2001, the FASB issued SFAS No. 141, Business Combinations (“SFAS No. 141”), and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001, as well as all purchase method business combinations completed after September 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indeterminable useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

3. Summary of Significant Accounting Policies (continued)

The Company performed a goodwill and intangible asset impairment test as of December 31, 2007. Based on an independent valuation of the Company’s goodwill on its balance sheet as of December 31, 2007, the Company recognized a loss from the impairment of its goodwill of approximately $7,523,000 during the year ended December 31, 2007. The fair value of the goodwill was estimated using a combination of valuation methods, including the expected present value of future cash flows, comparison to guideline companies and analysis of the Company’s stock. At March 31, 2008, the Company tested goodwill and intangible assets with indeterminable useful lives for impairment. This test relied heavily on the independent valuation performed as of December 31, 2007, as there have been no material changes to the Company’s business since that date. The Company determined that no additional impairments had occurred during the first quarter of 2008.

Recently Issued Accounting Pronouncements

In September 2006, FASB issued FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy, with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. The requirements of SFAS No. 157 are effective for the Company’s fiscal year beginning January 1, 2008. However, in February 2008, the FASB decided that an entity need not apply SFAS No. 157 to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. Accordingly, the Company’s adoption of SFAS No. 157 on January 1, 2008 is limited to financial assets and liabilities, and any nonfinancial assets and liabilities recognized or disclosed at fair value on a recurring basis. The adoption of SFAS No. 157 had no material effect on the Company’s financial position, results of operations or cash flows.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The adoption of SFAS No. 159 as of January 1, 2008 had no material effect on the Company’s financial position, results of operations or cash flows.

3. Summary of Significant Accounting Policies (continued)

Net Loss Per Share

For the three months ended March 31, 2008 and 2007, the calculations of basic and diluted net loss per share were based on loss attributable to common stockholders of $1,425,000 and $2,719,000, respectively, and a basic weighted average number of common shares outstanding of 67,538,976 for both periods. In accordance with SFAS No. 128, Earnings per Share, the computation of fully diluted loss per share for such periods did not include 33,172,011 and 2,756,483 common equivalents, respectively, which consisted of outstanding options, warrants and convertible preferred stock, because the effect would be antidilutive due to the net losses from continuing operations in those periods. The calculation of the Company’s net loss per share for the three months ended March 31, 2008 and 2007 is as follows (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2008	2007
Loss from continuing operations	$ (1,397)	$ (2,722)
Dividends and accretion of preferred stock	(28)	-
Loss attributable to common stockholders from continuing operations	(1,425)	(2,722)
Income from discontinued operations	-	3
Loss attributable to common stockholders	$ (1,425)	$ (2,719)

Weighted average common stock outstanding - basic	67,539	67,539
Weighted average common stock outstanding - diluted	67,539	67,539

Loss per share, basic and diluted, continuing operations	$ (0.02)	$ (0.04)
Income per share, basis and diluted, discontinued operations	-	-
Net loss per share, basic and diluted	$ (0.02)	$ (0.04)

4. Long-Term Obligations

Line of Credit

The Company has an $8.0 million revolving line of credit (the "Line of Credit") with an outside lender for working capital purposes. The Line of Credit bears interest at the outside lender’s prime rate plus 1.0%, which was 6.25% and 9.25% at March 31, 2008 and 2007, respectively, and is scheduled to mature on January 1, 2009. The Line of Credit is collateralized by substantially all of the Company’s assets, including its investment in all of its subsidiaries. In addition, the outside lender required that the Company obtain unconditional guarantees (the "Guarantees") from its primary investors. Under the terms of the Guarantees, each participating primary investor unconditionally and irrevocably guarantees prompt and complete payment of its pro rata share of the amount the Company owes under the Line of Credit. At March 31, 2008, the full balance of $8.0 million was outstanding under the Line of Credit.

In September 2007, the Company obtained a second credit facility with the same lender (“Revolving Line B”), under which the Company may borrow up to an additional amount equal to the lesser of (a) $1.0 million or (b) 60% of its eligible accounts receivable, which percentage will increase to 75% of its eligible accounts receivable upon the satisfaction of certain conditions. Revolving Line B is collateralized by certain accounts receivable of the Company. Any amounts borrowed under Revolving Line B bear interest at the lender’s prime rate plus 2.0%, and all outstanding amounts under Revolving Line B are due on September 23, 2008. As of March 31, 2008, $500,000 had been drawn on Revolving Line B, and the interest rate on this facility was 7.25%. As of March 31, 2008, there was an additional approximately $300,000 available under Revolving Line B. Any additional amounts borrowed under Revolving Line B would be limited to the amount indicated by a borrowing base calculation completed at the time of the borrowing request.

The loan agreement underlying the Line of Credit and Revolving Line B contains representations and warranties and affirmative and negative covenants that are customary for credit facilities of this type. The agreement also requires the Company to maintain certain EBITDA financial covenants, such that the Company is required to earn EBITDA (as defined in the loan agreement) of not less than the applicable amounts set forth in the agreement on a trailing six-month basis. The Line of Credit and Revolving Line B could restrict the Company’s ability to, among other things, sell certain assets, change our business, engage in a merger or change in control transaction, incur debt, pay cash dividends, make investments and encumber assets. The loan agreement also contains events of default that are customary for credit facilities of this type, including payment defaults, covenant defaults, insolvency type defaults and events of default relating to liens, judgments, material misrepresentations and the occurrence of certain material adverse events.

During the fourth quarter of 2007 and through April 2008, the Company was in violation of certain of the loan covenants. In May 2008, the Company entered into an amendment to the loan agreement with the lender, as part of which the lender waived the Company’s failure to comply with the loan covenants during this period.

As compensation for the Guarantees, the Company estimates that it will issue warrants to purchase an aggregate of 2,800,000 shares of common stock during 2008 to its stockholders who have guaranteed the Company’s payment obligations, which warrants will vest based on the outstanding balance of the Line of Credit through January 1, 2009. The Company has estimated the value of these warrants under the Black-Scholes model at approximately $396,000 and recognized interest expense of approximately $79,000 during the three months ended March 31, 2008 related to these Guarantees.

4. Long-Term Obligations (continued)

Convertible Notes Issued in Haelan Merger

In December 2006, the Company acquired its subsidiary Haelan Corporation (“Haelan”) by merger of a subsidiary of the Company with and into Haelan. The merger agreement relating to this transaction (the “Haelan Merger Agreement”) provided for the issuance of $6.5 million in aggregate principal amount of convertible promissory notes of CareGuide (the “Convertible Notes”). The Convertible Notes are subordinated to the rights to prior payment of the Company's senior lender under the Line of Credit and Revolving Line B. The Convertible Notes carry an interest rate of 5% per year, compounding annually, mature on December 8, 2009 and are convertible at maturity into shares of common stock of CareGuide, valued based upon the average closing price of the common stock for the 20 consecutive trading days ending on the date prior to conversion. The maturity date of the Convertible Notes may be accelerated in the event of a sale transaction, as defined in the Convertible Notes, involving the Company.

In the event that the average closing price of the common stock of the Company for the 20 consecutive trading days ending on the date prior to conversion is equal to or greater than $1.50 per share, the outstanding principal and accrued interest under the Convertible Notes will automatically convert into shares of common stock at $1.50 per share. In the event that such average closing price at the time of conversion is less than $1.50 per share, the outstanding principal and accrued interest under the Convertible Notes will convert into shares of common stock at such average closing price, but not less than $1.00 per share, and in such case each holder of a Convertible Note may elect to receive all or a portion of the amounts due under the note in cash in lieu of shares of common stock of CareGuide. The Company may elect to prepay the amounts then outstanding under the Convertible Notes in cash, subject to the prior approval of the Company’s senior lender under the Line of Credit and Revolving Line B, but upon any such election by the Company, if the average closing price of the Company’s common stock for the 20 consecutive trading days ending on the date prior to conversion is at least $1.00 per share, each holder of a Convertible Note may elect to receive all or any portion of the amounts due under the Convertible Note in the form of shares of common stock valued at such average closing price.

5. Stockholders’ Equity

Capital Stock

The Company is authorized to issue up to 120,000,000 shares of capital stock, 100,000,000 designated as common stock, and 20,000,000 designated as preferred stock, of which 6,250,000 shares have been designated as “Series A Preferred Stock.” As of March 31, 2008 and 2007, there were 67,538,976 shares of common stock outstanding.

As of March 31, 2008, there were 3,125,000 shares of Series A Preferred Stock issued and outstanding. As permitted by the stock purchase agreement relating to the Series A Preferred Stock that was entered into during December 31, 2007 with the purchasers of the Series A Preferred Stock, the Company has requested that the purchasers purchase 1,562,500 authorized shares as of March 31, 2008, and the remaining 1,562,500 authorized shares of Series A Preferred Stock on a pro rata basis subsequent to quarter end, which is expected to occur during May 2008. The Series A Preferred Stock (i) is entitled to cumulative dividends at the rate of 8% per year, payable in arrears semiannually; (ii) is entitled to a liquidation preference equal to its original purchase price plus all accrued and unpaid dividends; (iii) has a preference over the common stock with respect to dividends and distributions; (iv) votes on an as-converted basis with the common stock on matters submitted to common stockholders for approval; and (v) is initially convertible into common stock on a five-for-one basis (subject to adjustment in the event of stock dividends, stock splits, reverse stock splits, recapitalizations, etc. and in the event of certain dilutive issuances by the Company). The consent of the holders of at least two-thirds of the Series A Preferred Stock is required for certain other actions that alter or change the voting or other powers, preferences, or other special rights, privileges or restrictions of the Series A Preferred Stock so as to affect them adversely.

The Series A Preferred Stock will be automatically converted into shares of common stock, at the then-effective conversion rate, at any time upon the affirmative election of the holders of at least a majority of the outstanding shares of the Series A Preferred Stock or immediately upon the closing of certain public offerings of the Company’s common stock. Upon such automatic conversion, any accrued and unpaid dividends will be paid in cash or, to the extent sufficient funds are not then legally available therefor, in common stock (at the common stock’s fair market value determined by the Board of Directors as of the date of such conversion).

5. Stockholders’ Equity (continued)

2005 Equity Incentive Plan

The Company’s predecessor adopted the CCS Consolidated, Inc. 2005 Equity Incentive Plan (the "2005 Plan"). As of March 31, 2008, options to purchase an aggregate of 1,272,082 shares of the Company’s common stock were outstanding under the 2005 Plan with a weighted average exercise price of $0.23 per share. All of the options outstanding under the 2005 Plan will be fully vested in January 2009 and have a term that expires in April 2015. No options were granted under the 2005 Plan during the year ended December 31, 2007 or the three months ended March 31, 2008. During the three months ended March 31, 2008 and 2007, the Company recognized compensation expense related to options granted under the 2005 Plan of $16,000 and $21,000, respectively.

Amended and Restated 1995 Stock Option Plan

The Company administers the Patient Infosystems 1995 Stock Option Plan (the “PATY Plan”). As of March 31, 2008, there are options outstanding under the PATY Plan to purchase an aggregate 53,500 shares of the Company's common stock with a weighted average exercise price of $2.80 per share. The PATY Plan expired in 2005 and no further grants of options may be awarded under the PATY Plan.

2007 Equity Incentive Plan

In March 2007, the Company’s board of directors approved a 2007 Equity Incentive Plan (the “2007 Plan”) subject to approval of the stockholders of the Company, and the 2007 Plan was adopted by the Company’s stockholders in June 2007. The Company has reserved 7,000,000 shares of its common stock for issuance under the terms of the 2007 Plan. During the three months ended March 31, 2008, options to purchase an aggregate of 250,000 shares of common stock were granted under this plan. As of March 31, 2008, options to purchase an aggregate of 5,128,820 shares of the Company’s common stock were outstanding at a weighted-average exercise price of $0.42 per share. Options granted under the 2007 Plan generally vest over a period of 4 years and have a term of ten years from the date of grant. During the three months ended March 31, 2008, the Company recognized compensation expense related to options granted under the 2007 Plan of $64,000.

6. Commitments and Contingencies

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

Provisions of Contractual Arrangements

The Company has entered into contracts in the ordinary course of business which include reconciliation or savings sharing provisions. In such contracts, savings achieved by the Company against contractual benchmarks are measured to determine a potential penalty or bonus to be paid by or to the Company. No additional revenue is recognized under the contractual provisions until the amount is estimable and realization is reasonably assured. The Company has not recorded any losses that appear to be probable of assertion and for which a reasonable estimate can be determined under any such arrangements.

Litigation

The Company is subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of any currently pending legal proceedings will not have a material adverse effect on the Company’s results of operations or financial position.

6. Commitments and Contingencies (continued)

Call Option Liability

The Company is party to call option agreements with an underwriter and its affiliates, which entitle the holders of the call options to purchase up to 153,518 shares of American Caresource Holdings, Inc. common stock (“ACSH”) from the Company for $6.00 per share at any time until October 31, 2010. The call options were granted in connection with an offering of the Company’s securities underwritten by the one of the holders. The 153,518 ACSH shares held for trading are valued at their market price based on the closing price of the ACSH shares as of each balance sheet date, and the call options are considered derivative instruments and are carried at fair value. The fair value of each call option is determined using the Black-Scholes method using the following assumptions at March 31, 2008: volatility 67.27%, interest rate 1.97%, average life of 1.29 years. Changes in the fair market value of the trading portfolio and the call option obligation between each reporting date are recognized in the Company’s consolidated statement of operations. For the three months ended March 31, 2008 and 2007, the Company recognized gains of $46,000 and $22,000, respectively, in the trading portfolio and a decrease in the call option liability of $1,000 and $16,000, respectively, for such periods.

As of March 31, 2008, the Company held 166,610 shares of ACSH common stock and has designated 153,518 shares as trading securities because these shares would be used to satisfy the call options.

Haelan Earn-Out

The Haelan Merger Agreement also contains an “earn-out” provision under which CareGuide is required to pay additional amounts to the former Haelan securityholders in the event that Haelan’s revenues during the year ending December 31, 2007 exceeded certain threshold amounts. As of March 31, 2008, the Company calculated an estimated “earn-out” payable to the Haelan securityholders of approximately $180,000 and expects that such amount will be paid in cash. The Company’s calculations supporting the amount payable is currently under review by the representative of the Haelan securityholders and has not yet been approved.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis provides a review of our operating results and cash flows for the three months ended March 31, 2008 and 2007 and our financial condition at March 31, 2008. The focus of this discussion and analysis is on the underlying business reasons for significant changes and trends affecting our revenues, results of operations, cash flows and financial condition. This discussion and analysis should be read in conjunction with our accompanying consolidated unaudited financial statements and related notes thereto included in this quarterly report, as well as in conjunction with our consolidated audited financial statements for the year ended December 31, 2007, included with our Annual Report on Form 10-K filed with the SEC on May 9, 2008.

Our Business

We are a population health management company that provides a full range of healthcare management services to health plans, work/life companies, government entities and self-funded employers to help them to reduce healthcare costs while improving the quality of care for their members. We have approximately 80 customers across the United States.

We focus on population health management solutions, as we believe that the steadily rising cost of healthcare for employers and union groups, increasing demands on Medicare and Medicaid funding that are outpacing resources, and an increased interest in healthcare technology and population health management services by the federal government, employers, unions, and large insurers creates a fertile environment for our business model. Furthermore, we believe that our approach to population health management, as discussed below, yields significantly better results in comparison to traditional disease management programs, and positions us for growth.

We consider one of our greatest strengths to be our proprietary One Care Street™ product, which we believe has the ability to identify which health members in a covered population are most likely to utilize healthcare services in the next six to twelve months. Without relying on claims data like traditional predictive models, One Care Street is able to recognize individuals who will seek care before they have acute needs. In addition, our research has demonstrated that One Care Street can prospectively identify members who are most likely to generate the highest medical costs in each current year, absent intervention by a service provider such as us. Based upon our research in the health perception field, we believe that One Care Street exceeds the predictive power of many traditional models.

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

Prior to January 1, 2007, we derived the majority of our revenues from risk-based contracts. We have now exited the capitated risk business, and the last of our risk-based contracts terminated January 31, 2007. We expect that most, if not all, of our future contracts will be on the basis of ASO or fee-for-service. Our current strategic direction is to develop the “next generation” of disease and care management services, using our predictive modeling, health coaching and full range of health care interventions. Related to these business model changes through the first few months of 2007, we reduced our employee count through the elimination of positions directly attributable to our risk-based contracts. In April 2007, we implemented additional restructuring initiatives to reduce operating expenses and realign certain functions inside our company.

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

Revenue Recognition

We historically recognized capitated revenue for contracts under which we accepted risk. Capitated revenue is recorded by multiplying a contractually negotiated revenue rate per health plan member per month (“PMPM”) by the number of health plan members covered by our services during the month. These PMPM rates are initially determined during contract negotiations with customers based on estimates of the costs of our services, including the cost of claims. Such rates are generally renegotiated at contract renewal. In certain contracts, the PMPM rates differ depending on the health plan’s lines of business, such as Medicare, commercial or Medicaid. The PMPM rates will also differ in certain cases depending on the type of service provider, such as a skilled nursing facility or a home health provider. Contracts with health plans generally range from one to two years with provisions for subsequent renewal. The last of our risk-based contracts was terminated effective as of January 31, 2007.

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

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for our judgment in its application. There are also areas in which our judgment in selecting any available alternative would not produce a materially different result. Readers should refer to the notes to our consolidated financial statements included in this report and the notes to our audited financial statements included with our Annual Report on Form 10-K for the year ended December 31, 2007, which contain additional accounting policies and other disclosures required by GAAP.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Capitation Revenue

We accepted capitated risk from Aetna through January 31, 2007 when the contracts were terminated. The capitated revenue for the three months ended March 31, 2007 was $3.0 million compared to none for the three months ended March 31, 2008.

Administrative and Fee Revenue

Administrative and fee revenue was $4.9 million for the three months ended March 31, 2008, a decrease of approximately $228,000 from administrative and fee revenue of $5.1 million for the three months ended March 31, 2007. Our services provided under our ASO and fee-based contracts did not change significantly between the two periods.

Total Revenues

Our total revenues for the three months ended March 31, 2008 aggregated $4.9 million, a decrease of $3.3 million from the same period of the prior year. This decrease was the result of the decreases in capitated revenue and administrative and fee revenue described above.

Direct Service Costs

Direct service costs consist of incurred claims on capitated risk and fee-for-service business and the direct clinical costs of providing our services to customers and members of customers. For the three months ended March 31, 2008 and 2007, the direct service costs exclude $440,000 and $583,000, respectively, of depreciation and amortization cost attributable to direct service costs but that are reported as an operating cost. The decrease in direct service costs of $3.4 million for the three months ended March 31, 2008, when compared to the same period of the prior year, is a net result of the following factors:

•

The termination of our capitated risk contracts with Aetna resulted in a decrease of $2.6 million in incurred claims for the three months ended March 31, 2008 as compared to the same period of the prior year.

•	The termination of the Aetna risk-based contracts reduced other direct services costs related to these contracts by $209,000.
•

In connection with the transition from a capitated risk entity to an integrated disease and care management entity, we restructured our operations beginning in the second quarter of 2007. These actions included staff reductions and the ceasing of operations at our facility in Rochester, New York. As a result of these initiatives, we reduced our workforce by approximately 75 full-time employees. In addition, we ceased using a policy administration software program during the fourth quarter of 2007, which resulted in ongoing savings of software licensing charges. These restructuring actions reduced our direct service costs during the three months ended March 31, 2008 by approximately $600,000 as compared to the same period of the prior year.

Gross Profit

Our gross profit for the three months ended March 31, 2008 increased by $156,000 to $1.6 million from $1.4 million for the same period of the prior year. This increase was the net result of the $3.4 million decrease in direct service costs partially offset by the $3.3 million decrease in revenues, as discussed above.

Selling, General and Administrative Expenses (“SG&A”)

SG&A decreased by $908,000 during the three months ended March 31, 2008, when compared to same period of the prior year. This decrease was due in part to a $317,000 reduction in professional fees as compared to the prior year, as well as a reduction of approximately $700,000 in expenses for salaries and facilities related to restructuring actions taken during 2007.

Depreciation and Amortization Expense

Depreciation and amortization expense related to fixed and intangible assets for the three months ended March 31, 2008 decreased by $136,000 when compared to the same period of the prior year due to the aging of the fixed assets and intangibles.

Other Income (Expense), net

Interest income decreased by $91,000 during the three months ended March 31, 2008 when compared to the same period of the prior year. This decrease is due to the lower average balance in our interest-bearing cash and cash equivalents and restricted cash during the three months ended March 31, 2008 as compared to the same period of the prior year.

Interest expense decreased by $160,000 during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. The decrease was primarily due to a decline of $139,000 in warrant amortization expense between the two periods. Certain of our principal stockholders have guaranteed our debt obligations and were issued warrants to purchase shares of our common stock. These warrants have been amortized to interest expense over the life of the loan. The warrant amortization was $79,000 and $218,000 for the three months ended March 31, 2008 and 2007, respectively. The offset to this expense is an increase in paid-in capital. Thus, there is no impact on stockholders’ equity for this expense.

We hold shares of common stock of a former subsidiary, American Caresource Holdings, Inc. (“ACSH”). We have classified 13,092 shares of common stock of ACSH held by us as available-for-sale and such shares are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of our stockholders’ equity. The remaining 153,518 shares of ACSH common stock that we hold have been classified as a trading portfolio, as such shares may be needed to satisfy call options that we have granted on these shares. We carry this trading portfolio at fair value, with unrealized gains and losses reported as a component of our consolidated statements of operations. The increase of the value of the ACSH common stock held in our trading portfolio was $46,000 and $22,000 for the three months ended March 31, 2008 and 2007, respectively.

Net (Loss) Income

We recognized a net loss of $1.4 million for the three months ended March 31, 2008 compared to $2.7 million for the three months ended March 31, 2007. The $1.3 million improvement in our results is due to the reductions in expense described above, offset by reductions in revenues described above.

Liquidity and Capital Resources

Comerica Line of Credit

We have obtained an $8.0 million revolving line of credit with Comerica Bank (the "Line of Credit"). The Line of Credit bears interest at Comerica’s prime rate plus 1.0%, which was 6.25% and 9.25% at March 31, 2008 and 2007, respectively. We have fully borrowed against this facility, and the full amount is currently due and payable on January 1, 2009. The Line of Credit is collateralized by all of our tangible assets, including our investment in all of our subsidiaries. Our obligations to Comerica under the Line of Credit have been guaranteed by certain of our subsidiaries as well as certain of our principal stockholders. Under the terms of the guarantees, each such stockholder unconditionally and irrevocably guarantees prompt and complete payment of its pro rata share of the amount owed by us under the Line of Credit. The Company has agreed to provide compensation to the guarantors of the Line of Credit in the form of warrants to purchase shares of common stock. The Company estimates that it will issue warrants to these guarantor stockholders to purchase an aggregate of 2,800,000 shares of common stock during 2008, which warrants will vest based on the outstanding balance of the Line of Credit through January 1, 2009. Our stockholders will experience dilution of their ownership to the extent that we issue any such warrants.

In September 2007, we obtained a second credit facility from Comerica (“Revolving Line B”) under which we may borrow up to an additional amount equal to the lesser of (a) $1.0 million or (b) 60% of our eligible accounts receivable, which percentage will increase to 75% of our eligible accounts receivable if we satisfy certain conditions. Revolving Line B is collateralized by certain of our accounts receivable. Any amounts borrowed under Revolving Line B will bear interest at the lender’s prime rate plus 2.0%, and all outstanding amounts under Revolving Line B are due on September 23, 2008. As of March 31, 2008, $500,000 had been drawn on Revolving Line B and the interest rate on this facility was 7.25%. As of March 31, 2008, there was an additional approximately $300,000 available under Revolving Line B. Any additional amounts borrowed under Revolving Line B would be limited to the amount indicated by a borrowing base calculation completed at the time of the borrowing request.

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

During the fourth quarter of 2007 and through April 2008, we were in violation of certain of the loan covenants. In May 2008, we entered into an amendment to our loan agreement with Comerica, as part of which Comerica waived our failure to comply with the loan covenants during this period. As part of this amendment to the loan agreement, we also agreed to establish covenants relating to our earnings before interest, taxes, depreciation and amortization, or EBITDA for the period January 1, 2008 to September 30, 2008. While we believe that we are currently in full compliance with the loan covenants, no assurance can be given that we will be able to comply with the EBITDA covenants.

As described above, the full balance of Revolving Line B is due in September 2008, and the full balance under the Line of Credit is due and payable on January 1, 2009. We do not anticipate that we will be able to satisfy our obligations under Revolving Line B or the Line of Credit with operating cash. As a result, we expect that it will be necessary to restructure these facilities or to find an alternative lender before their maturity. We may also seek to raise capital through the offering of our equity securities. We cannot assure you that we will be able to extend, replace or restructure our credit facility or procure alternate sources of financing on favorable terms prior to maturity of Revolving Line B or the Line of Credit, if at all. If we are successful in negotiating an extension and/or increase in the Line of Credit and Revolving Line B, we believe that all or a portion of our obligations will continue to be guaranteed by our subsidiaries as well as certain of our principal stockholders, which may be different from the stockholders that currently guarantee our obligations under the Line of Credit. We also anticipate that we would be required to provide consideration, which we believe would likely be in the form of additional warrants to purchase shares of our common stock, to any guarantors of the extended credit facilities as compensation for their guarantees. Our stockholders would experience dilution of their ownership to the extent that we issue any such additional warrants, and any such dilution could be substantial.

Haelan Notes

In connection with our acquisition of our Haelan subsidiary in December 2006, we issued convertible promissory notes, or Haelan Notes, in the aggregate principal amount of $6.5 million to the former securityholders of Haelan. The Haelan Notes do not mature until December 2009, although this could be accelerated in the event that we consummate a sale transaction involving our company. We may also elect to prepay amounts due under the Haelan Notes. Under the terms of the Haelan Notes, we may satisfy our obligations to the holders of such notes through the issuance of shares of our common stock, but only in the event that the average closing price of our common stock exceeds certain thresholds. No assurance can be given that we will be allowed to issue shares of our common stock in satisfaction of this liability, and we may not have available capital on hand to satisfy such amounts due in cash. In such case, we may need to seek outside sources of funding.

Working Capital and Funding Letters

As of March 31, 2008, we had a deficit in working capital of $9.9 million. This deficit includes the $8.5 million due under the Line of Credit and Revolving Line B discussed above, which facilities mature between September 2008 and January 2009.

We are dependent on the growth of our ASO and fee-for-service revenue contracts to replace the cash flows that were generated from our capitated risk contracts. We implemented a restructuring program in 2007 to streamline and restructure our operations. Under our restructuring initiatives, we aim to reduce our overall operating expenses, and we believe that as a result of these actions, our existing cash and cash equivalents and short-term investment balances and cash from operations will be sufficient to fund our operations expenditures and growth initiatives. We do not believe that such resources will be sufficient, however, to repay the amounts due under the Line of Credit and Revolving Line B.

Certain of our significant stockholders, Psilos Group Partners, John Pappajohn and Derace Schaffer, have provided us with a letter (the “Funding Letter”), which provides that, in the event that we should require additional funding to continue our operations through January 1, 2009, these stockholders will provide the necessary additional funding, up to $1.0 million in aggregate, to us in amounts to be determined between and among this investor group. In exchange for their commitments under the Funding Letter, we expect that these investors will require us to issue warrants to them that will be exercisable for shares of our common stock. Our stockholders will experience dilution of their ownership to the extent that we issue such warrants, and such dilution could be substantial. These investors collectively own approximately 37% of our common stock on an as-converted basis. Messrs. Pappajohn and Schaffer are members of our board of directors. Albert Waxman, the chairman of our board of directors, is the managing general partner of Psilos Group Partners.

Series A Preferred Stock Financing

In December 2007, we entered into a Series A Preferred Stock Purchase Agreement (the “Purchase Agreement”) with each of the three stockholders that executed the Funding Letter, as well as Essex Woodlands Health Ventures and Hickory Venture Capital Corporation, each of which is a holder of greater than 10% of our common stock. Under the Purchase Agreement, we agreed to sell to these investors an aggregate of up to 6,250,000 shares of a newly designated series of preferred stock designated as “Series A Preferred Stock,” at a price of $0.60 per share, for aggregate gross proceeds of $3.75 million. Each share of Series A Preferred Stock is convertible, at the holder’s election, into five shares of our common stock. As of May 15, 2008, we have issued 4,687,500 shares of Series A Preferred Stock to the investors for aggregate gross proceeds of $2.8 million. We have requested that the investors purchase the remaining 1,562,500 authorized shares of Series A Preferred Stock on a pro rata basis, and we expect that this purchase will occur during May 2008, which will result in an additional $937,500 in gross proceeds.

Cash Flows

We had $1.0 million of unrestricted cash and cash equivalents at March 31, 2008.

Our net cash used in operating activities for the three months ended March 31, 2008 was $1.6 million. The net cash used in operating activities for the three months ended March 31, 2007 was $5.9 million, which included $1.7 million paid to Aetna as a settlement and other claim payments of $2.9 million due to the winding down of the capitation business. The remainder of the $4.4 million improvement in the use of cash is due to the $1.3 million improvement in the net loss over the two periods, as well as the reduction in our claims payments resulting from the termination of our capitated risk contract with Aetna.

For the three months ended March 31, 2008, we used $126,000 of cash in investing activities, primarily for fixed asset purchases. For the three months ended March 31, 2007, we generated $1.9 million from investing activities, including releases of restricted cash balances of $1.7 million and the collection of a $310,000 note receivable.

For the three months ended March 31, 2008, we generated $1.7 million from financing activities due to the purchases and subscriptions related to the Series A Preferred Stock described above.

Inflation

Inflation did not have a significant impact on our operations during the three months ended March 31, 2008 and 2007. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

Recent Accounting Pronouncements

In September 2006, FASB issued FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy, with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. The requirements of SFAS No. 157 are first effective for our fiscal year beginning January 1, 2008. However, in February 2008, the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. Accordingly, our adoption of SFAS No. 157 on January 1, 2008 is limited to financial assets and liabilities, and any nonfinancial assets and liabilities recognized or disclosed at fair value on a recurring basis. The adoption of SFAS No. 157 had no material effect on our financial position, results of operations or cash flows.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The adoption of SFAS No. 159 as of January 1, 2008 had no material effect on our financial position, results of operations or cash flows.

                FORWARD LOOKING STATEMENTS

This report, and other filings by us with the Securities and Exchange Commission (“SEC”), including the information incorporated by reference herein, contains various forward-looking statements and information that are based on our beliefs and assumptions, as well as information currently available to us. From time to time, we and our officers, directors or employees may make other oral or written statements (including statements in press releases or other announcements) that contain forward-looking statements and information. Without limiting the generality of the foregoing, the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “seek,” “will result,” “will continue,” “project” and similar expressions (or the negative of such words and expressions), when used in this Quarterly Report on Form 10-Q and in such other filings and statements, are intended to identify forward-looking statements, although some statements may use other phrasing. All statements that express expectations and projections with respect to future matters, including, without limitation, statements relating to growth, new lines of business, expectations of the business environment in which we operate, perceived opportunities in the market, our mission and strategy, and general optimism about future operating results, are forward-looking statements and speak only as of the date made. All forward-looking statements and information in this Quarterly Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, as amended, and are intended to be covered by the safe harbors created thereby. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on May 9, 2008. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. Many of such factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. In providing forward-looking statements, we expressly disclaim any obligation to update publicly or otherwise these statements, whether as a result of new information, future events or otherwise except to the extent required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to market risk related to interest rate changes, primarily as a result of the Line of Credit and Revolving Line B, which bear interest based on floating rates. Advances under the Line of Credit bear interest at our lender’s prime rate plus 1.0%, and borrowings under Revolving Line B bear interest at our lender’s prime rate plus 2.0%. A one-point interest rate change would have resulted in interest expense fluctuating by approximately $21,000 for the three months ended March 31, 2008.

We do not execute transactions or hold derivative financial instruments for hedging or speculative purposes.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

Under the supervision and with the participation of our management, including our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of March 31, 2008, the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have conculded that as of such date our disclosure controls and procedures are effective for the recording, processing, summarizing and reporting the information that we are required to disclose in the reports we file under the Exchange Act.

Changes in Internal Controls

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

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on May 9, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits.

Exhibit #	Description of Exhibits

2.1	##	Agreement and Plan of Merger, dated November 3, 2006, by and among CareGuide, Inc., Haelan Acquisition Corporation and Haelan Corporation
3.1	++	Certificate of Incorporation
3.2	^^	Certificate of Amendment to Certificate of Incorporation
3.3	&	Certificate of Amendment to Certificate of Incorporation
3.4	###

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

CAREGUIDE, INC.

Date:	May 20, 2008	By:	/s/ Thomas L. Tran
Thomas L. Tran
President, Chief Operating Officer and Chief Financial Officer