Form 10-Q
period 2008-06-30
CAREGUIDE INC
filed 2008-08-14
CIK 1017813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 11, 2008, 67,538,976 shares of the Company’s common stock, par value $0.01 per share, were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CareGuide, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except shares and par values)
	June 30,	December 31,
Assets	2008 (unaudited)	2007
Current assets:
Cash and cash equivalents	$ 1,224	$ 1,014
Restricted cash available for current liabilities	-	868
Securities available for sale	-	42
Securities held for trading	15	491
Accounts receivable, net of allowance for doubtful accounts of $179 and $712, respectively	3,127	1,779
Prepaid expenses and other current assets	491	362
Current assets of discontinued operations	199	334
Total current assets	5,056	4,890
Property and equipment, net	1,793	2,087
Intangibles and other assets, net	4,121	4,451
Goodwill	25,349	25,349
Restricted cash	500	300
Total assets	$ 36,819	$ 37,077

Liabilities and stockholders’ equity
Current liabilities:
Claims payable	$ 82	$ 167
Line of credit	8,493	500
Accounts payable and accrued expenses	4,722	5,679
Deferred revenue	176	232
Current tax liability	153	250
Current portion of lease obligations	478	453
Current liabilities of discontinued operations	179	360
Total current liabilities	14,283	7,641

Long-term liabilities:
Line of credit	-	8,000
Notes payable	7,017	6,847
Lease obligations, net of current portion	1,455	1,637
Deferred tax liability	7	7
Total liabilities	22,762	24,132
Stockholders’ equity:
Series A convertible preferred stock, $.01 par value, 6,250,000 shares authorized; 6,250,000 and 1,562,500 shares issued and outstanding, respectively	3,840	938
Common stock, $.01 par value 100,000,000 shares authorized; 67,538,976 shares issued and outstanding	675	675
Additional paid-in capital	63,705	63,343
Accumulated other comprehensive loss	-	(30)
Accumulated deficit	(54,163)	(51,981)
Total stockholders’ equity	14,057	12,945
Total liabilities and stockholders’ equity	$ 36,819	$ 37,077

See notes to unaudited consolidated financial statements.

CareGuide, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
(Shares and dollars in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Capitation revenue	$ -	$ -	$ -	$ 3,032
Administrative and fee revenue	6,082	4,925	10,993	10,064
Total revenues	6,082	4,925	10,993	13,096
Cost of services – direct service costs, excluding depreciation and amortization of: $608, $494, $1,048 and $1,087, respectively	4,067	3,538	7,386	10,273
Gross profit	2,015	1,387	3,607	2,823

Operating costs and expenses:
Selling, general and administrative expense	1,622	2,883	3,704	5,781
Restructuring costs	-	585	-	700
Depreciation and amortization	608	739	1,234	1,501
Total operating costs and expenses	2,230	4,207	4,938	7,982

Operating loss from continuing operations	(215)	(2,820)	(1,331)	(5,159)

Other income (expense):
Interest and other income	16	29	29	133
(Loss) gain on sale of investments and trading portfolio	(241)	(44)	(194)	2
Interest expense	(302)	(491)	(631)	(980)
Loss from continuing operations before income taxes and discontinued operations	(742)	(3,326)	(2,127)	(6,004)

Income tax expense	-	(41)	(12)	(85)
Loss from continuing operations	(742)	(3,367)	(2,139)	(6,089)
Income from discontinued operations	46	54	46	57
Net loss	(696)	(3,313)	(2,093)	(6,032)
Accretion of preferred stock	(62)	-	(90)	-
Net loss attributable to common stockholders	$ (758)	$(3,313)	$(2,183)	$(6,032)
Net comprehensive loss attributable to common stockholders	$ (732)	$ (3,302)	$(2,153)	$(6,021)
Net loss per common share-basic and diluted:
Loss from continuing operations	$ (0.01)	$ (0.05)	$ (0.03)	$ (0.09)
Discontinued operations	-	-	-	-
Net loss	$ (0.01)	$ (0.05)	$ (0.03)	$ (0.09)

Weighted average common shares outstanding:
Basic	67,539	67,539	67,539	67,539
Diluted	67,539	67,539	67,539	67,539

See notes to unaudited consolidated financial statements.

CareGuide, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)
	Six Months Ended June 30,
	2008	2007
Cash used in operations:
Net loss	$ (2,093)	$ (6,032)
Adjustments to reconcile net loss to net cash used in continuing operations:
Depreciation and amortization	1,234	1,501
Stock option compensation	193	92
Amortization of warrants	169	436
Loss in trading portfolio	219	54
Loss on sale of available for sale portfolio	50	-
Increase in accrued interest expense on note payable	170	161
(Increase) decrease in accounts receivable	(1,348)	1,553
(Increase) decrease in prepaid expenses and other assets	(113)	63
Decrease in claims payable	(85)	(2,431)
(Decrease) increase in accounts payable and accrued expenses	(957)	112
Decrease in deferred revenue	(56)	(1,275)
Decrease in current tax liability	(97)	(54)
Decrease in current assets of discontinued operations	135	-
Decrease in current liabilities of discontinued operations	(181)	(57)
Net cash used in operating activities	(2,760)	(5,877)

Cash provided by investing activities:
Purchases of property and equipment	(317)	(496)
Restricted deposits, net	668	2,394
Collection of notes receivable	-	310
Cash used in acquisitions	-	(62)
Proceeds from sale of investments	279	-
Net cash provided by investing activities	630	2,146

Cash provided by (used in) financing activities:
Preferred stock issuance	2,813	-
Principal payments of capital lease obligations	(157)	(244)
Net borrowings/(payments) under line of credit facilities	(7)	-
Payment of private financing costs	(309)	-
Net cash provided by (used in) financing activities	2,340	(244)

Net increase (decrease) in cash and cash equivalents	210	(3,975)
Cash and cash equivalents, beginning of period	1,014	5,975
Cash and cash equivalents, end of period	$ 1,224	$ 2,000

Continued on next page.

Supplemental cash flow information (dollars in thousands):

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Cash paid for interest	$ 306	$ 374
Cash paid for taxes	109	141

Supplemental disclosure of non-cash operating and investing activities:
Accretion of preferred stock dividends	89	-
Unrealized gain on securities held for sale	-	11

See notes to unaudited consolidated financial statements.

CAREGUIDE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements for the three and six month periods ended June 30, 2008

1. Organization and Description of Business

The accompanying financial statements for the three and six months ended June 30, 2008 and 2007 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for these interim periods. These financial statements should be read in conjunction with the audited financial statements, and notes thereto, for the year ended December 31, 2007. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results for the entire year.

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

2. Business Operations

The Company realized a net loss of approximately $696,000 and $2.1 million for the three and six months ended June 30, 2008, respectively, and had a working capital deficit of $9.2 million at June 30, 2008. The Company’s ability to continue as a going concern is dependent upon achieving profitability from future operations sufficient to maintain adequate working capital. These financial statements have been prepared assuming the Company will continue as a going concern. Until the Company has sufficient profitable operations or other revenue-generating activities to be self-sufficient, the Company will remain dependent on other sources of capital.

Currently, such capital has been obtained from the issuance of preferred stock and borrowings from a financial institution. Between December 2007 and May 2008, the Company issued preferred stock to certain of its primary investors, including certain of its directors, for gross proceeds of $3.75 million. The holders of the preferred stock have also guaranteed the borrowings from the financial institution through January 1, 2009 (see Note 4) and certain of these investors have committed to provide additional funding of up to $1.0 million to the Company, if required, through January 1, 2009.

2. Business Operations (continued)

As described in Note 4, the Company has an $8.0 million revolving line of credit (the "Line of Credit") with an outside lender for working capital purposes and a second credit facility (“Revolving Line B”) with the same lender under which the Company may borrow up to an additional amount equal to the lesser of a specified amount or a percentage of its eligible accounts receivable. Of the $8.5 million due to the Company’s lender as of June 30, 2008, $493,000 under Revolving Line B is payable in September 2008. The remaining balance of $8.0 million due under the Line of Credit is due and payable on January 1, 2009. The Company does not currently anticipate that it will be able to satisfy its obligations under the Line of Credit or Revolving Line B with operating cash. As a result, the Company expects that it will be necessary to restructure the Line of Credit and Revolving Line B or to find an alternative lender before maturity of these facilities. There can be no assurance that the Company will be able to restructure the Line of Credit or Revolving Line B on terms favorable to it or at all prior to their current maturity dates. If the Company is successful in negotiating an extension and/or increase in the Line of Credit and Revolving Line B, the Company believes that all or a portion of its obligations will continue to be guaranteed by certain of its subsidiaries as well as certain of its principal stockholders, which may be different from the stockholders that currently guarantee the Company’s obligations under the Line of Credit. The Company also anticipates that it would be required to provide consideration, which the Company believes would likely be in the form of warrants to purchase shares of its common stock, to any guarantors of the extended credit facilities as compensation for their guarantees, and the Company's stockholders would experience dilution of their ownership to the extent that the Company issues any such warrants. Any such dilution could be substantial. The fair market value of any such warrants would be expensed over the life of the extension of the related credit facility.

Management’s plans for dealing with the adverse effects of its current inability to generate sufficient revenues or profitable operations include entering into contracts with additional customers, achieving positive gross margins by renegotiating under-performing contracts, reducing operating expenses by challenging staffing levels at all of the Company’s locations and considering strategic partnerships with other healthcare companies. However, there can be no assurance that the Company will be successful in any of these activities or in achieving positive financial results in the future.

As described in Note 7 below, in July 2008, the Company announced its intent to go private upon the consummation of a reverse/forward stock split.

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

Depreciation and Amortization

The Company reports all depreciation and amortization expense as an operating expense. For the three months ended June 30, 2008 and 2007, the reported amounts included $608,000 and $494,000, respectively, of depreciation and amortization expenses that were attributable to cost of services. For the six months ended June 30, 2008 and 2007, the reported amounts included $1.0 million and $1.1 million, respectively, of depreciation and amortization expenses that were attributable to cost of services.

3. Summary of Significant Accounting Policies (continued)

Restricted Cash

In connection with certain office leases, the Company is required to maintain letters of credit and has secured these letters of credit by establishing certificates of deposit and money market accounts totaling $500,000 at June 30, 2008. These accounts are included in restricted cash in the consolidated balance sheets.

The portion of restricted cash that is available and that the Company intends to use to satisfy current liabilities is included in current assets. The fair value of restricted cash approximates its carrying value.

Long-Lived Assets

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations, for a disposal of a segment of a business. The Company periodically reviews the carrying value of its long-lived assets to assess recoverability and impairment. The Company recorded no impairments during the three or six months ended June 30, 2008 and 2007.

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

As of June 30, 2008, the Company has securities held for trading totaling $15,000 which are valued using quoted market pricing under the Level 1 methodology described above.

3. Summary of Significant Accounting Policies (continued)

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

For the three and six months ended June 30, 2008, 29.5% and 29.7%, respectively, of the Company’s total revenue was earned under contracts with Blue Cross Blue Shield of Michigan compared to 25.2% and 17.8%, respectively, of the Company’s total revenue earned under contracts with Blue Cross Blue Shield of Michigan for the three and six months ended June 30, 2007. For the three and six months ended June 30, 2008, 21.1% and 17.4%, respectively, of the Company’s total revenue was earned under contracts with Anthem. For the three and six months ended June 30, 2007, 9.2% and 5.7%, respectively, of the Company’s total revenue was earned under contracts with Anthem. During the quarter ended June 30, 2008, the Company received notification from Anthem of its intention to terminate its contract with the Company in six months. For the six months ended June 30, 2007, 23.2% of the Company’s total revenue was earned under contracts with Aetna Health Plans (Aetna). The Company’s capitated risk contacts with Aetna were terminated effective January 31, 2007. Other than these customers, no single customer accounted for more than 10% of the Company’s total revenue for the three or six months ended June 30, 2008 or 2007.

Direct Service Costs

Direct service costs are comprised principally of expenses associated with providing the Company’s services, including third-party network provider charges. The Company’s direct service costs require pre-authorization and are recognized in the month in which services are rendered. Network provider charges for authorized services that have not been billed to the Company, known as incurred but not reported expenses, are estimated and accrued based on the Company’s historical experience, current enrollment statistics, patient census data, adjudication decisions and other information. The liability for such costs is included in the caption “Claims payable” in the accompanying consolidated balance sheets.

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

3. Summary of Significant Accounting Policies (continued)

Stock-Based Compensation Plans

The Company accounts for stock-based compensation in accordance with Statement of Financial Standard (“SFAS”) No. 123(Revised), Share-Based Payment (“SFAS No. 123(R)”), which established accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments, or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based stock awards, stock appreciation rights, and employee stock purchase plans. During the three and six months ended June 30, 2008 the Company recorded $111,000 and $193,000, respectively, in stock-based compensation expense for stock options in accordance with SFAS No. 123(R). During the three and six months ended June 30, 2007 the Company recorded $71,000 and $92,000, respectively, in stock-based compensation expense for stock options in accordance with SFAS No. 123(R).

Goodwill and Indefinite Lived Intangible Assets

The Company accounts for business combinations in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”), and goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indeterminable useful lives not be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

The Company performed a goodwill and intangible asset impairment test as of December 31, 2007. Based on an independent valuation of the Company’s goodwill on its balance sheet as of December 31, 2007, the Company recognized a loss from the impairment of its goodwill of approximately $7,523,000 during the year ended December 31, 2007. The fair value of the goodwill was estimated using a combination of valuation methods, including the expected present value of future cash flows, comparison to guideline companies and analysis of the Company’s stock. The Company performs an annual goodwill and intangible asset impairment test as of March 31 each year. At March 31, 2008, the Company tested goodwill and intangible assets with indeterminable useful lives for impairment and determined that no further impairment had occurred.

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

In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy). The hierarchical guidance provided by SFAS No. 162 did not have a significant impact on the Company’s financial statements.

3. Summary of Significant Accounting Policies (continued)

Net Loss Per Share

For the three and six months ended June 30, 2008, the calculations of basic and diluted net loss per share were based on loss attributable to common stockholders of $758,000 and $2,183,000, respectively, and a basic and diluted weighted average number of common shares outstanding of 67,538,976 for each of these periods. For the three and six months ended June 30, 2007, the calculations of basic and diluted net loss per share were based on loss attributable to common stockholders of $3,313,000 and $6,032,000, respectively, and a basic and diluted weighted average number of common shares outstanding of 67,538,976 for each of these periods. The computation of fully diluted loss per share for all periods presented excluded common stock equivalents, such as, options, warrants and convertible preferred stock, because the effect would have been anti-dilutive due to the net losses from continuing operations in those periods. The calculation of the Company’s net loss per share for the three and six months ended June 30, 2008 and 2007 is as follows (shares and dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Loss from continuing operations	$ (742)	$ (3,367)	$ (2,139)	$(6,089)
Dividends and accretion of preferred stock	(62)	-	(90)	-
Net loss attributable to common stockholders from continuing operations	(804)	(3,367)	(2,229)	(6,089)
Income from discontinued operations	46	54	46	57
Net loss attributable to common stockholders	$ (758)	$ (3,313)	$ (2,183)	$(6,032)

Weighted average common stock outstanding - basic	67,539	67,539	67,539	67,539
Weighted average common stock outstanding - diluted	67,539	67,539	67,539	67,539

Net loss per share, basic and diluted, continuing operations	$ (0.01)	$ (0.05)	$ (0.03)	$ (0.09)
Income per share, basic and diluted, discontinued operations	-	-	-	-
Net loss per share, basic and diluted	$ (0.01)	$ (0.05)	$ (0.03)	$ (0.09)

4. Long-Term Obligations

Line of Credit

The Company has an $8.0 million revolving line of credit (the "Line of Credit") with an outside lender for working capital purposes. The Line of Credit bears interest at the outside lender’s prime rate plus 1.0%, which was 6.00% and 9.25% at June 30, 2008 and 2007, respectively, and is scheduled to mature on January 1, 2009. The Line of Credit is collateralized by substantially all of the Company’s assets, including its investment in all of its subsidiaries. In addition, the outside lender required that the Company obtain unconditional guarantees (the "Guarantees") from several of its primary investors (the “Guarantors”). Under the terms of the Guarantees, each participating Guarantor unconditionally and irrevocably guarantees prompt and complete payment of its pro rata share of the amount the Company owes under the Line of Credit. At June 30, 2008, the full balance of $8.0 million was outstanding under the Line of Credit.

In September 2007, the Company obtained a second credit facility with the same lender (“Revolving Line B”), under which the Company may borrow up to an additional amount equal to the lesser of (a) $1.0 million or (b) 75% of its eligible accounts receivable. Revolving Line B is collateralized by certain accounts receivable of the Company. Any amounts borrowed under Revolving Line B bear interest at the lender’s prime rate plus 2.0%, and all outstanding amounts under Revolving Line B are due on September 23, 2008. As of June 30, 2008, $493,000 had been drawn on Revolving Line B, and the interest rate on this facility was 7.00%. As of June 30, 2008, an additional approximately $463,000 under Revolving Line B was available. Any additional amounts borrowed under Revolving Line B would be limited to the amount indicated by a borrowing base calculation completed at the time of the borrowing request.

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

4. Long-Term Obligations (continued)

As compensation for the Guarantees, on July 1, 2008, the Company issued warrants to purchase common stock to the Guarantors. As compensation for the period from October 1, 2007 to April 30, 2008, the Guarantors were issued warrants (the “Initial Warrants”) to purchase an aggregate of 1,306,667 shares of Common Stock at an exercise price of $0.25 per share. As compensation for the period from May 1, 2008 to December 31, 2008, the Guarantors were and are to be issued warrants to purchase shares of Common Stock for each calendar month (each, a “Monthly Warrant” and collectively, the “Monthly Warrants”). Each Monthly Warrant is exercisable for a number of shares of the Company’s common stock equal to (i) 0.00583 times (ii) the principal balance outstanding under the Line of Credit as of the close of business on the last day of the immediately preceding month, divided by (iii) the product of (x) the closing price of the Company’s common stock as of the last day of the immediately preceding month (the “Monthly Stock Price”) times (y) 125%. The exercise price of each Monthly Warrant will be equal to 125% times the Monthly Stock Price. In no event, however, may the Monthly Stock Price be less than $0.01 per share for purposes of the Monthly Warrants.

On July 1, 2008, as compensation for the calendar months of May, June and July, the Company issued Monthly Warrants to the Guarantors to purchase an aggregate of 1,776,762 shares of Common Stock. Of these Monthly Warrants, warrants to purchase 1,243,734 shares have an exercise price of $0.075 per share and warrants to purchase 533,028 shares have an exercise price of $0.0875 per share. On August 1, 2008, as compensation for August, the Company issued Monthly Warrants to the Guarantors to purchase an aggregate of 327,298 shares of Common Stock at an exercise price of $0.1425 per share.

The Company will issue additional Monthly Warrants to the Guarantors on the first calendar day of each of September, October, November and December 2008, with the number of shares underlying such warrants and the exercise prices thereof to be determined in the manner described above. Each of the Initial Warrants and the Monthly Warrants are being apportioned among the Guarantors pro rata, based on the amount of each such Guarantor’s respective guaranty of the maximum amount under the Line of Credit. Each such warrant is fully exercisable upon issuance and is exercisable until the close of business on October 1, 2012.

The Company estimated the value of the warrants to be issued as compensation for the period through June 30, 2008 under the Black-Scholes model. The Company recognized interest expense of approximately $81,000 and $160,000 during the three and six months ended June 30, 2008, respectively, relating to these warrants. The Company estimates that it will record an additional $200,000 in interest expense related to these warrants over the remaining life of the Guarantees.

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

5. Stockholders’ Equity

Capital Stock

The Company is authorized to issue up to 120,000,000 shares of capital stock, 100,000,000 designated as common stock, and 20,000,000 designated as preferred stock. As of June 30, 2008 and 2007, there were 67,538,976 shares of common stock outstanding. In July 2008, the Board of Directors and the Company’s directors approved an amendment to the Company’s certificate of incorporation that will have the effect of increasing the authorized number of shares of common stock from 100,000,000 to 200,000,000. Of the authorized shares of preferred stock, 6,250,000 shares have been designated as “Series A Preferred Stock.” As of June 30, 2008, there were 6,250,000 shares of Series A Preferred Stock issued and outstanding. In July 2008, the Board of Directors approved an amendment to the Certificate of Designations for the Series A Preferred Stock that, when it becomes effective, will increase the number of shares designated as Series A Preferred Stock from 6,250,000 shares to 12,916,667 shares.

The Series A Preferred Stock (i) is entitled to cumulative dividends at the rate of 8% per year, payable in arrears semiannually; (ii) is entitled to a liquidation preference equal to its original purchase price plus all accrued and unpaid dividends; (iii) has a preference over the common stock with respect to dividends and distributions; (iv) votes on an as-converted basis with the common stock on matters submitted to common stockholders for approval; and (v) is initially convertible into common stock on a five-for-one basis (subject to adjustment in the event of stock dividends, stock splits, reverse stock splits, recapitalizations, etc. and in the event of certain dilutive issuances by the Company). The consent of the holders of at least two-thirds of the Series A Preferred Stock is required for certain other specified actions including those that alter or change the voting or other powers, preferences, or other special rights, privileges or restrictions of the Series A Preferred Stock so as to affect them adversely.

5. Stockholders’ Equity (continued)

The Series A Preferred Stock will be automatically converted into shares of common stock, at the then-effective conversion rate, at any time upon the affirmative election of the holders of at least a majority of the outstanding shares of the Series A Preferred Stock or immediately upon the closing of certain public offerings of the Company’s common stock. Upon such automatic conversion, any accrued and unpaid dividends will be paid in cash or, to the extent sufficient funds are not then legally available, in common stock (at the common stock’s fair market value determined by the Board of Directors as of the date of such conversion).

On July 17, 2008, the Company entered into a Series A Preferred Stock Purchase Agreement (the “Purchase Agreement”) with the Guarantors, pursuant to which the Company has agreed to sell to the Guarantors an aggregate of up to 6,666,667 shares of Series A Preferred Stock, at a price of $0.60 per share, for aggregate gross proceeds of up to $4.0 million. The additional shares of Series A Preferred Stock to be sold under the Purchase Agreement have rights substantially similar to the currently outstanding Series A Preferred Stock, including an initial conversion rate of five shares of common stock per share. The closing of the sale and issuance of the Series A Preferred Stock under the Purchase Agreement is subject to a number of conditions, including the completion of the Reverse/Forward Stock Split and the termination of the registration of the Company’s common stock with the Securities and Exchange Commission as further described in Note 7.

2005 Equity Incentive Plan

The Company’s predecessor adopted the CCS Consolidated, Inc. 2005 Equity Incentive Plan (the "2005 Plan"). As of June 30, 2008, options to purchase an aggregate of 1,272,082 shares of the Company’s common stock were outstanding under the 2005 Plan with a weighted average exercise price of $0.23 per share. All of the options outstanding under the 2005 Plan will be fully vested in January 2009 and have a term that expires in April 2015. No options were granted under the 2005 Plan during the three or six months ended June 30, 2008 or 2007. During the three and six months ended June 30, 2008, the Company recognized compensation expense related to options granted under the 2005 Plan of $16,000 and $32,000, respectively. During the three and six months ended June 30, 2007, the Company recognized compensation expense related to options granted under the 2005 Plan of $46,000 and $67,000, respectively.

Amended and Restated 1995 Stock Option Plan

The Company administers the Patient Infosystems 1995 Stock Option Plan (the “PATY Plan”). As of June 30, 2008, there are options outstanding under the PATY Plan to purchase an aggregate of 52,000 shares of the Company's common stock with a weighted average exercise price of $2.80 per share. The PATY Plan expired in 2005 and no further grants of options may be awarded under the PATY Plan.

5. Stockholders’ Equity (continued)

2007 Equity Incentive Plan

In March 2007, the Company’s board of directors approved a 2007 Equity Incentive Plan (the “2007 Plan”) subject to approval of the stockholders of the Company, and the 2007 Plan was adopted by the Company’s stockholders in June 2007. As of June 30, 2008, the Company had reserved 7,000,000 shares of its common stock for issuance under the terms of the 2007 Plan. No options were granted under the 2007 Plan during the three and six months ended June 30, 2008. As of June 30, 2008, options to purchase an aggregate of 3,566,320 shares of the Company’s common stock were outstanding at a weighted-average exercise price of $0.43 per share. Options granted under the 2007 Plan generally vest over a period of 4 years and have a term of ten years from the date of grant. During the three and six months ended June 30, 2008, the Company recognized stock-based compensation expense related to options granted under the 2007 Plan of $97,000 and $161,000, respectively. During the three and six months ended June 30, 2007, the Company recognized $18,000 of stock-based compensation expense under SFAS No. 123(R) related to the options granted in June 2007. In July 2007, the Company’s Board of Directors approved an amendment to the 2007 Plan to increase the number of shares of common stock reserved for issuance under the 2007 Plan from 7,000,000 shares to 15,000,000 shares.

6. Commitments and Contingencies

Commitments

Employment Agreements

The Company has entered into employment agreements with certain management employees, which include, among other things, annual base salaries, non-competition provisions, salary continuation benefits, performance bonuses based upon the overall profitability of the Company and certain other non-cash benefits, including life, health and disability insurance. Subsequent to June 30, 2008, the Company entered into an employment agreement with Michael J. Condron under which Mr. Condron will serve as the Executive Vice Chairman of the Company.  As part of this employment agreement, Mr. Condron was granted a stock option to acquire 6,315,789 shares of the Company’s common stock. Employment agreements are generally automatically renewable for successive one-year terms.

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

6. Commitments and Contingencies (continued)

Call Option Liability

As of June 30, 2008, the Company was party to call option agreements with an underwriter and its affiliates, which entitle the holders of the call options to purchase up to 3,109 shares of American Caresource Holdings, Inc. common stock (“ACSH”) from the Company for $6.00 per share at any time until October 31, 2010. During the quarter ended June 30, 2008, the Company sold 150,529 of the ACSH shares held in its trading portfolio that were subject to call options to a third party affiliated with one of the Company’s directors for aggregate proceeds of $257,000. The rights and obligations under the call option agreements related to the shares sold were either separately purchased by the purchaser and terminated or assigned to the purchaser with the call option holders’ consent as a condition of the sales. The call options had been granted in connection with an offering of the Company’s securities underwritten by the one of the holders. The remaining ACSH shares held for trading are valued at their market price based on the closing price of the ACSH shares as of each balance sheet date, and the call options are considered derivative instruments and are carried at fair value. The fair value of each call option is determined using the Black-Scholes method using the following assumptions at June 30, 2008: volatility 62.03%, interest rate 2.77%, average life of 1.17 years. Changes in the fair market value of the trading portfolio and the call option obligation between each reporting date are recognized in the Company’s consolidated statement of operations. For the three and six months ended June 30, 2008, the Company recognized losses of $241,000 and $194,000, respectively, on the sale of available for sale shares and shares held in the trading portfolio. For the three months ended June 30, 2007, the Company recognized a loss of $44,000 and for the six months ended June 30, 2007, the Company recognized a gain of $2,000 in the trading portfolio.

As of June 30, 2008, the Company held 3,109 shares of ACSH common stock and has designated the shares as trading securities because these shares would be used to satisfy the remaining call options.

Haelan Earn-Out

The Haelan Merger Agreement also contains an “earn-out” provision under which CareGuide is required to pay additional amounts to the former Haelan securityholders in the event that Haelan’s revenues during the year ended December 31, 2007 exceeded certain threshold amounts.  As of June 30, 2008, the Company calculated and accrued an estimated “earn-out” payable to the Haelan securityholders.  The Company’s calculation is currently under review by the representative of the Haelan securityholders and has not yet been approved.  The Company expects that any amount due would be paid in cash.

7. Reverse/Forward Stock Split and Going Private Transaction

In July 2008, the Company received the written consent from a majority of its stockholders, acting by written consent, approving a reverse stock split (the “Reverse Split”) which is intended to take the Company private. Under the terms of the Reverse Split, each 100,000 shares of the Company’s common stock will be converted into one share of common stock and holders of less than 100,000 shares of common stock prior to the Reverse Split will receive cash in the amount of $0.14 per pre-split share at a total estimated cost of approximately $2.0 million. The Reverse Split is expected to be financed by the issuance of the Series A Preferred Stock described in Note 5 above.

Following the Reverse Split, the Company will effect a 100,000-for-one forward split (the “Forward Split,” and together with the Reverse Split, the “Reverse/Forward Stock Split”) so that the number of shares held by each holder of at least one share of common stock following the Reverse Split will ultimately be unchanged.

The Company obtained this approval of the holders of a majority of its shares of common stock and a majority of its shares entitled to vote as a class by written consent in accordance with Delaware law. The Company intends to file a preliminary Information Statement on Schedule 14C under the Securities Exchange Act of 1934, as amended. Following review by the Securities and Exchange Commission (“SEC”), the Company intends to distribute a definitive Information Statement to all holders of its common stock and to effect the Reverse/Forward Stock Split 20 days following distribution of the Information Statement to its stockholders.

7. Reverse/Forward Stock Split and Going Private Transaction (continued)

The anticipated result of the Reverse Stock Split will be to reduce the number of the Company’s stockholders of record to fewer than 300. Thereafter, the Company intends to cease filing periodic reports with the SEC following consummation of the Reverse/Forward Stock Split in accordance with the rules and regulations of the SEC.

The Board of Directors approved the Reverse/Forward Stock Split based on the recommendation of a Special Committee of the Board comprised of independent directors and its determination that the Company achieves few of the benefits of public ownership because, among other things, of a lack of an active trading market for its common stock while remaining burdened with the significant and increasing costs of being a publicly held company.

The special committee and the Board have retained the right to change the ratio of the Reverse/Forward Stock Split, or to abandon the Reverse/Forward Stock Split, if either the special committee or the Board believes that the Reverse/Forward Stock Split is no longer in the Company’s best interests or the best interests of the Company’s stockholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis provides a review of our operating results and cash flows for the three and six months ended June 30, 2008 and 2007 and our financial condition at June 30, 2008. The focus of this discussion and analysis is on the underlying business reasons for significant changes and trends affecting our revenues, results of operations, cash flows and financial condition. This discussion and analysis should be read in conjunction with our accompanying consolidated unaudited financial statements and related notes thereto included in this quarterly report, as well as in conjunction with our consolidated audited financial statements for the year ended December 31, 2007, included with our Annual Report on Form 10-K filed with the SEC on May 9, 2008.

Our Business

We are a population health management company that provides a full range of healthcare management services to health plans, work/life companies, government entities and self-funded employers to help them to reduce healthcare costs while improving the quality of care for their members. Our strategic direction is to deliver the “next generation” of care management services, using our predictive modeling, health coaching, complex care management, and full range of health care interventions. We have approximately 80 customers across the United States.

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

Once One Care Street has identified which members will most likely need medical services in the near future, we can offer an array of services to members in need of health intervention. We match each member to what we believe to be the right intensity of service, which can vary from telephonic coaching and links to educational resources for symptoms or chronic condition-related issues.

The largest portion of our current revenue is derived from our complex care management (CCM) product. CCM is an intensive care management program aimed at reducing acute readmissions among the highest risk, medically fragile individuals in a health plan’s membership. CCM is a high-touch, highly individualized program focused on a relatively small percentage of the membership that addresses both medical and psychosocial factors. The care management interventions usually involve face-to-face contact with the member, frequent telephone contact and, in some cases, remote telemonitoring.

We also offer traditional programs, such as case and utilization management, to help employer groups ensure the appropriate usage of inpatient services and other high-cost medical procedures, and to reduce readmissions to the hospital. These programs include our disease management programs to assist members who have recently experienced certain cardiovascular events or who have been diagnosed with primary congestive heart failure, as well as patients suffering from asthma, diabetes or hypertension. In addition, a 24-hour, seven days a week nurse help line product is available.

We historically had two types of revenue. We used to accept risk from a payor such as a health plan for providing post-acute services, in which case we would receive a Per Member Per Month fee that is categorized as capitation revenue. For risk contracts, the cost of our services would include the cost of providing clinical care and the claims incurred. Alternatively, we provide services to health plans and other customers without accepting risk for medical claims incurred, on either a capitated Administrative Services Only (“ASO”) basis, where we receive a fee for every member eligible for the program, or a fee-for-service basis, where we are paid for just those members who are using the product.

Prior to January 1, 2007, we derived the majority of our revenues from risk-based contracts, but during the first quarter of 2007, we exited the capitated risk business. All of our contracts are now on the basis of ASO or fee-for-service.

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

Revenue Recognition

We recognize administrative and fee revenue for a variety of contracts. On certain contracts, we receive a fee for providing services without accepting risk for claims. Such contracts include those that pay a set fee each month. Other contracts include a per-member per-month fee which include a per-day per-member case rate based on the number of health plan members who receive services during the month. Such fees are negotiated with the health plan or employer group based on estimated costs and anticipated level of services. We recognize fee-for-service revenue for certain services provided for our customers and expenses paid on behalf of our customers for which we are generally reimbursed on a cost-plus basis during the period in which the services are provided.

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

Summary

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

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2008 Compared to the Three and Six Months Ended June 30, 2007

Capitation Revenue

We accepted capitated risk from Aetna through January 31, 2007 when all of our contracts with Aetna were terminated. Our capitated revenue for the three and six months ended June 30, 2007 was none and $3.0 million, respectively, compared to none for the three and six months ended June 30, 2008.

Administrative and Fee Revenue

Administrative and fee revenue for the three and six months ended June 30, 2008 was $6.1 million and $11.0 million, respectively, as compared to $4.9 million and $10.1 million for the same respective periods of the prior year. The increases of $1.2 million and $0.9 million for the three and six month periods, respectively, were attributable to increased business under our complex care management contracts.

Direct Service Costs

Direct service costs consist of incurred claims and the direct clinical costs of providing our services to customers and members of customers. For the three and six months ended June 30, 2008, direct service costs exclude $0.6 million and $1.0 million, respectively, of depreciation and amortization cost attributable to direct service costs but that are reported as an operating cost. For the three and six months ended June 30, 2007, direct service costs exclude $0.5 million and $1.1 million, respectively, of depreciation and amortization cost attributable to direct service costs but that are reported as an operating cost.

Direct service costs increased $0.6 million to $4.1 million for the three months ended June 30, 2008, as compared to $3.5 million for the three months ended June 30, 2007. This increase was due to increased clinical costs from the increased volume of complex care management cases as discussed above. Direct service costs decreased $2.9 million to $7.4 million for the six months ended June 30, 2008, compared to $10.3 million for the six months ended June 30, 2007. For the six month period, $2.5 million of the decrease was due to the termination of the Aetna capitated risk contracts in the first quarter of 2007. The remaining $0.4 million of the decrease was attributable to reduced direct service costs resulting from the restructuring actions taken during 2007, partially offset by increased clinical costs from the increased volume of complex care management cases as discussed above.

Gross Profit

Our gross profit for the three months ended June 30, 2008 increased by $0.6 million to $2.0 million from $1.4 million for the same period of the prior year. This increase was the net result of the $1.2 million increase in revenues and the $0.6 million increase in direct service costs. Our gross profit for the six months ended June 30, 2008 increased by $0.8 million to $3.6 million from $2.8 million for the same period of the prior year. This increase was primarily attributable to the increased fee revenue from the increased volume of complex care management contracts discussed above.

Selling, General and Administrative Expenses (“SG&A”)

SG&A decreased by $1.3 million during the three months ended June 30, 2008, when compared to the same period of the prior year. This decrease was a combination of a $0.6 million favorable variance in our bad debts due primarily to settlement of a previously reserved account during June 2008, a $0.1 million reduction in professional fees and a net reduction of approximately $0.6 million in expenses for salaries and facilities resulting from restructuring actions taken during 2007.

SG&A decreased by $2.1 million during the six months ended June 30, 2008, when compared to the same period of the prior year. This decrease was a combination of a $0.7 million favorable variance in our bad debts due primarily to settlement of a previously reserved account during June 2008, a $0.4 million reduction in professional fees and a net reduction of approximately $1.0 million in expenses for salaries and facilities resulting from restructuring actions taken during 2007.

Restructuring costs

In 2007, we consolidated certain of our offices, including the ceasing of operations at our facility in Rochester, New York and reduced our headcount. We recognized expenses of approximately $0.6 million and $0.7 million related to restructuring initiatives undertaken during the three and six months ended June 30, 2007, respectively.

Depreciation and Amortization Expense

Depreciation and amortization expense related to fixed and intangible assets for the three months ended June 30, 2008 decreased by $0.1 million when compared to the same period of the prior year, and depreciation and amortization expense related to fixed and intangible assets for the six months ended June 30, 2008 decreased by $0.3 million when compared to the same period of the prior year in each case due to the aging of the fixed assets and intangibles.

Other Income (Expense), net

Interest income decreased by $0.1 million during the six months ended June 30, 2008 when compared to the same period of the prior year. This decrease is due to the lower average balance in our interest-bearing cash and cash equivalents and restricted cash during the six months ended June 30, 2008 as compared to the same period of the prior year

Interest expense decreased by $0.2 million during the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 and by $0.3 million during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. The decreases were primarily due to declines of $0.1 million and $0.2 million, respectively, in warrant amortization expense between the comparable periods. Certain of our principal stockholders have guaranteed our debt obligations and were issued warrants to purchase shares of our common stock. These warrants have been amortized to interest expense over the life of the loan. In addition, the interest rate on our line of credit was lower during 2008 than 2007.

During the three months ended June 30, 2008, we disposed of the majority of shares that we held in a former subsidiary. A portion of these shares was held in our trading portfolio and a portion of these shares was held in our available for sale portfolio. During the three months ended June 30, 2008, we recognized a total of $0.2 million in losses related to these shares, compared to $44,000 for the same period of the prior year.

Net (Loss) Income

We recognized a net loss of $0.7 million for the three months ended June 30, 2008 compared to $3.3 million for the three months ended June 30, 2007. The $2.6 million improvement in our results is due to the reductions in expense and increase in revenue described above. We recognized a net loss of $2.1 million for the six months ended June 30, 2008 compared to $6.0 million for the six months ended June 30, 2007. The $3.9 million improvement in our results is due to the reductions in expenses and increase in revenue described above.

Liquidity and Capital Resources

Comerica Line of Credit

We have obtained an $8.0 million revolving line of credit with Comerica Bank (the "Line of Credit"). The Line of Credit bears interest at Comerica’s prime rate plus 1.0%, which was 6.00% and 9.25% at June 30, 2008 and 2007, respectively. We have fully borrowed against this facility, and the full amount is currently due and payable on January 1, 2009. The Line of Credit is collateralized by all of our tangible assets, including our investment in all of our subsidiaries. Our obligations to Comerica under the Line of Credit have been guaranteed by certain of our subsidiaries as well as certain of our principal stockholders. Under the terms of the guarantees, each such stockholder unconditionally and irrevocably guarantees prompt and complete payment of its pro rata share of the amount owed by us under the Line of Credit. As compensation for their guarantees, the guarantors of the Line of Credit were issued warrants to purchase shares of common stock as described in Note 4 to our consolidated financial statements included with this report.

In September 2007, we obtained a second credit facility from Comerica (“Revolving Line B”) under which we may borrow up to an additional amount equal to the lesser of (a) $1.0 million or (b) 75% of our eligible accounts receivable. Revolving Line B is collateralized by certain of our accounts receivable. Any amounts borrowed under Revolving Line B will bear interest at the lender’s prime rate plus 2.0%, and all outstanding amounts under Revolving Line B are due on September 23, 2008. As of June 30, 2008, $493,000 had been drawn on Revolving Line B and the interest rate on this facility was 7.00%. As of June 30, 2008, an additional approximately $463,000 under Revolving Line B was available. Any additional amounts borrowed under Revolving Line B would be limited to the amount indicated by a borrowing base calculation completed at the time of the borrowing request.

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

As described above, the full balance of Revolving Line B is due in September 2008, and the full balance under the Line of Credit is due and payable on January 1, 2009. We do not anticipate that we will be able to satisfy our obligations under Revolving Line B or the Line of Credit with operating cash. As a result, we expect that it will be necessary to restructure these facilities or to find an alternative lender before their maturity. We may also seek to raise capital through the offering of our equity securities. We cannot assure investors that we will be able to extend, replace or restructure our credit facility or procure alternate sources of financing on favorable terms prior to maturity of Revolving Line B or the Line of Credit, if at all. If we are successful in negotiating an extension and/or increase in the Line of Credit and Revolving Line B, we believe that all or a portion of our obligations will continue to be guaranteed by our subsidiaries as well as certain of our principal stockholders, which may be different from the stockholders that currently guarantee our obligations under the Line of Credit. We also anticipate that we would be required to provide consideration, which we believe would likely be in the form of additional warrants to purchase shares of our common stock, to any guarantors of the extended credit facilities as compensation for their guarantees. Our stockholders would experience dilution of their ownership to the extent that we issue any such additional warrants, and any such dilution could be substantial.

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

Working Capital and Funding Letters

As of June 30, 2008, we had a deficit in working capital of $9.2 million. This deficit includes the $8.5 million due under the Line of Credit and Revolving Line B discussed above, which facilities mature between September 2008 and January 2009.

We are dependent on the growth of our ASO and fee-for-service revenue contracts to generate cash flow. We have also sought to streamline and restructure our operations, thereby reducing our overall operating expenses. While as a result of these actions, our existing cash and cash equivalents and short-term investment balances and cash from operations may be sufficient to fund our operations expenditures and growth initiatives, we do not believe that such resources will be sufficient to repay the amounts due under the Line of Credit and Revolving Line B.

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

Series A Preferred Stock Financings

In December 2007, we entered into a Series A Preferred Stock Purchase Agreement with each of the three stockholders that executed the Funding Letter, as well as Essex Woodlands Health Ventures and

Hickory Venture Capital Corporation. All parties to this agreement are our directors or holders of greater than 10% of our common stock. Between December 2007 and May 2008, we issued and sold these investors an aggregate of 6,250,000 shares of Series A Preferred Stock at a price of $0.60 per share, for aggregate gross proceeds of $3.75 million. Each share of Series A Preferred Stock is convertible, at the holder’s election, into five shares of our common stock.

In July 2008, we entered into a second Series A Preferred Stock Purchase Agreement (the “Second Purchase Agreement”) with the same group of investors from the December 2007 financing. Under the Second Purchase Agreement, we have agreed to sell and issue an aggregate of up to an additional 6,666,667 shares of Series A Preferred Stock at a price of $0.60 per share, for aggregate gross proceeds of up to $4.0 million. The additional shares of Series A Preferred Stock to be sold under the Purchase Agreement have rights substantially similar to the currently outstanding Series A Preferred Stock, including an initial conversion rate of five shares of common stock per share. The closing of the sale and issuance of the Series A Preferred Stock under the Purchase Agreement is subject to a number of conditions, including the completion of the Reverse/Forward Stock Split and the termination of the registration of the Company’s common stock with the Securities and Exchange Commission.

Cash Flows

We had $1.2 million of unrestricted cash and cash equivalents at June 30, 2008.

Our net cash used in operating activities for the six months ended June 30, 2008 was $2.8 million, compared to net cash used in operating activities for the six months ended June 30, 2007 of $5.9 million. The $3.1 million improvement in the use of cash is primarily due to the $3.9 million improvement in the net loss over the two periods, partially offset by the timing of revenue payments between the two periods.

For the six months ended June 30, 2008, net cash of $0.6 million was provided by investing activities. This included $0.6 million from releases of restricted cash balances and total proceeds of $0.3 million from the sale of investments, partially offset by $0.3 million purchase of equipment to upgrade our information systems. For the six months ended June 30, 2007, we generated $2.1 million from investing activities, including releases of restricted cash balances of $2.4 million and the collection of a $0.3 million note receivable, partially offset by $0.5 million in fixed asset purchases and $0.1 million of cash for merger expenses.

For the six months ended June 30, 2008, we generated $2.3 million from financing activities comprised of $2.8 million from the issuance of the Series A Preferred Stock described above, offset by $0.3 million in costs of the private financing and $0.2 million in payments under capital lease obligations. For the six months ended June 30, 2007, we used $0.2 million in financing activities for payments under capital lease obligations.

Reverse/Forward Stock Split and Going Private Transaction

In July 2008, we received the written consent from a majority of our stockholders, acting by written consent, approving a reverse stock split (the “Reverse Split”) which is intended to take us private. Under the terms of the Reverse Split, each 100,000 shares of our common stock will be converted into one share of common stock and holders of less than 100,000 shares of common stock prior to the Reverse Split will receive cash in the amount of $0.14 per pre-split share at a total estimated cost of approximately $2.0 million. The Reverse Split is expected to be financed by the issuance of additional Series A Preferred Stock described above.

Following the Reverse Split, we will effect a 100,000-for-one forward split (the “Forward Split,” and together with the Reverse Split, the “Reverse/Forward Stock Split”) so that the number of shares held by each holder of at least one share of common stock following the Reverse Split will ultimately be unchanged.

The anticipated result of the Reverse/Forward Stock Split is to reduce the number of our stockholders of record to fewer than 300. Thereafter, we intend to cease filing periodic reports with the SEC following consummation of the Reverse/Forward Stock Split in accordance with the rules and regulations of the SEC.

Our Board of Directors approved the Reverse/Forward Stock Split based on the recommendation of a special committee of the Board comprised of independent directors and its determination that we achieve few of the benefits of public ownership because, among other things, of a lack of an active trading market for our common stock while remaining burdened with the significant and increasing costs of being a publicly held company.

The special committee and the Board have retained the right to change the ratio of the Reverse/Forward Stock Split, or to abandon the Reverse/Forward Stock Split, if either the special committee or the Board believes that the Reverse/Forward Stock Split is no longer in our best interests or the best interests of our stockholders.

Inflation

Inflation did not have a significant impact on our operations during the six months ended June 30, 2008 and 2007. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

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

In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy). The hierarchical guidance provided by SFAS No. 162 did not have a significant impact on our financial statements.

FORWARD LOOKING STATEMENTS

This report, and other filings by us with the Securities and Exchange Commission (“SEC”), including the information incorporated by reference herein, contains various forward-looking statements and information that are based on our beliefs and assumptions, as well as information currently available to us. From time to time, we and our officers, directors or employees may make other oral or written statements (including statements in press releases or other announcements) that contain forward-looking statements and information. Without limiting the generality of the foregoing, the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “seek,” “will result,” “will continue,” “project” and similar expressions (or the negative of such words and expressions), when used in this Quarterly Report on Form 10-Q and in such other filings and statements, are intended to identify forward-looking statements, although some statements may use other phrasing. All statements that express expectations and projections with respect to future matters, including, without limitation, statements relating to growth, changes in our management, our ability to finance our ongoing operations, expectations of the business environment in which we operate, perceived opportunities in the market, our mission and strategy, and our contemplated going private and financing transactions, are forward-looking statements and speak only as of the date made. All forward-looking statements and information in this Quarterly Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, as amended, and are intended to be covered by the safe harbors created thereby. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on May 9, 2008. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. Many of such factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. In providing forward-looking statements, we expressly disclaim any obligation to update publicly or otherwise these statements, whether as a result of new information, future events or otherwise except to the extent required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to market risk related to interest rate changes, primarily as a result of the Line of Credit and Revolving Line B, which bear interest based on floating rates. Advances under the Line of Credit bear interest at our lender’s prime rate plus 1.0%, and borrowings under Revolving Line B bear interest at our lender’s prime rate plus 2.0%. A one-point interest rate change would have resulted in interest expense fluctuating by approximately $21,000 and $43,000 for the three and six months ended June 30, 2008, respectively.

We do not execute transactions or hold derivative financial instruments for hedging or speculative purposes.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and our Vice President, Secretary and Controller (our principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Under the supervision and with the participation of our management, including our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of June 30, 2008, the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Vice President, Secretary and Controller have concluded that as of such date our disclosure controls and procedures are effective for the recording, processing, summarizing and reporting the information that we are required to disclose in the reports we file under the Exchange Act.

Changes in Internal Controls

Our principal executive officer and principal financial officer also evaluated whether any change in our internal control over financial reporting, as such term is defined under Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, occurred during our most recent fiscal quarter covered by this report that has materially affected, or is likely to materially affect, our internal control over financial reporting. Based on their evaluation, our principal executive officer and principal financial officer concluded that, other than the departure of our former chief financial officer during the quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Risks Related to Our Business

We have experienced a history of losses and may continue to do so in the future.

We have incurred losses from continuing operations in the last several fiscal years. We incurred losses from continuing operations of $2.1 million for the six months ended June 30, 2008 and $16.6 million for the year ended December 31, 2007. Our accumulated deficit as of June 30, 2008 was $54.2 million. Our ability to operate profitably is dependent upon our ability to develop and market our products in an economically successful manner. To date, we have not consistently done so. Despite measures taken to reduce our expenses, no assurances can be given that we will be able to operate profitably in the future.

We believe that our existing cash balances will be sufficient to fund our operations in the near term, but our ability to continue as a going concern will depend upon the successful execution of our business initiatives and our ability to become profitable.  In addition, as described elsewhere in this report, we have outstanding indebtedness that will mature between September 2008 and January 2009, and we do not believe that we will be able to satisfy our obligations under these debt facilities from operating cash.  As a result, we expect that we will need to restructure or refinance these facilities, or extend their maturity dates, and there can be no assurance that we will be able to do so on commercially reasonable terms, if at all.

We may be unable to repay our credit facilities upon their maturities.

We have a line of credit with a bank that is fully borrowed against in the principal amount of $8.0 million. We have also borrowed an additional $493,000 from the same lender under another credit facility. The $493,000 principal amount is due in September 2008 and the $8.0 million principal amount under the line of credit is due in January 2009. We anticipate that these loans will not be able to be repaid out of our current operating cash flows. We will need to extend or restructure these credit facilities or raise additional capital through sales of securities or additional borrowings in order to satisfy our obligations.

Our current liabilities exceed our current assets.

As of June 30, 2008, our current assets were $5.1 million compared to current liabilities of $14.3 million, which includes the $8.5 million owed to a bank under our credit facilities. No assurance can be given that we will be able to raise working capital through the sale of our securities or by borrowing any additional amounts needed. If we are unable to identify additional sources of capital, we would likely be forced to curtail our operations. Moreover, if we raise additional financing through additional sales of our equity securities, any stock that we issue would be dilutive to our existing stockholders and could result in material adverse changes to our earnings per share. In addition, in the event that we are successful in obtaining alternative debt financing, any such debt could impose significant financial and operating restrictions on us.

We have recently taken action to deregister our common stock under the Securities Exchange Act of 1934.  If the deregistration is completed, we will no longer be subject to the periodic reporting requirements of the SEC and our common stock will no longer be quoted on the OTC Bulletin Board.

In July 2008, our board of directors and stockholders approved a reverse stock split of our common stock by which each 100,000 shares of our common stock will be combined into one share of common stock, and stockholders owning fewer than 100,000 shares of our common stock will receive, in lieu of fractional shares, a cash payment of $0.14 for each share owned prior to the reverse split.  In effecting this transaction, we intend to reduce the number of record holders of our common stock below 300 so that we may terminate the public registration of our common stock under the Securities Exchange Act of 1934, or the Exchange Act.  We are considering this going private transaction in order to reduce the costs of our compliance with the reporting requirements of the Exchange Act and the potential additional costs of complying with the internal control provisions of Section 404 of the Sarbanes-Oxley Act.  In the event that we proceed with the reverse stock split and the contemplated deregistration is consummated, we will no longer be subject to public reporting requirements under the Exchange Act, including any requirements to file annual reports on Form 10-K, quarterly reports on Form 10-Q, or current reports on Form 8-K.  Consequently, following any such deregistration, there will not be made available to the public current financial or other information concerning our company, except such information, if any, as we may choose to voluntarily disclose or be required to disclose pursuant to applicable legal or contractual requirements.  In addition, we expect that our common stock will cease to be quoted on the OTC Bulletin Board, in which case there would likely be no public market for our common stock, and stockholders may be unable to sell shares of our common stock as a result.

We may not be able to raise the necessary funds to complete the repurchase of fractional shares as part of the reverse stock split, which could cause us to abandon the contemplated deregistration of our common stock.

As we do not have sufficient cash, we intend to finance the purchase of fractional shares from stockholders who will cease to hold shares of our common stock after the reverse stock split through the sale and issuance of shares of preferred stock to certain of our existing investors.  We have entered into a stock purchase agreement with these investors contemplating the issuance of preferred stock for gross proceeds of up to $4.0 million.  However, the closing of the share issuance is subject to a number of conditions, including the filing of the necessary materials with the SEC to effect the deregistration of our common stock, the receipt of a fairness opinion in effect as of the closing date, the execution of a stockholders agreement by holders of a specified percentage of the remaining shares of capital stock following the reverse stock split, and no event or circumstance having occurred since the date of the stock purchase agreement that has had or would reasonably be expected to have a material adverse effect on our business.

We intend to file a preliminary information statement with the SEC under the Exchange Act that describes the reverse stock split and our reasons for the going private transaction, and following review by the SEC we intend to distribute a definitive information statement to our stockholders and to effect the reverse stock split 20 days following this distribution.  We may not be able to complete the deregistration of our common stock in a timely manner due to SEC filing requirements or for other reasons, which could cause us to abandon the reverse stock split.  In the event that our deregistration is delayed or we are not otherwise able to effect the contemplated reverse stock split or satisfy any of the other closing conditions to the preferred stock purchase agreement, we may not receive the necessary funds from our investors to effect the going private transaction and we would remain as a public company.  We have also incurred costs to date in connection with the going private transaction that we do not expect to be able pay in the event that the transaction is not consummated.

We do not currently have a chief financial officer, our expected transition to a new chief executive officer could be disruptive to our business, and our inability to hire or retain other key personnel would also slow our growth.

During June 2008, our former Chief Financial Officer terminated his employment with us, and we do not currently have a Chief Financial Officer.  Kim Braxl, our Vice President of Finance and Controller, is serving as our principal accounting and financial officer on an interim basis until we hire a new Chief Financial Officer.  Although we are currently engaged in a search for a new Chief Financial Officer, we do not know if or when we will find a qualified candidate.  The continuing absence of a Chief Financial Officer could adversely affect our ability to fulfill our public company financial reporting and disclosure obligations until such time as our contemplated going private transaction is completed.

Also, in July 2008, we announced that we had appointed Michael J. Condron as our Executive Vice Chairman.  We also announced that Chris E. Paterson, our current Chief Executive Officer, would continue to serve as our Chief Executive Officer during a transition period that will continue until December 31, 2008 or, if earlier, upon the termination of the our status as a public company or such other time as mutually agreed upon by Dr. Paterson and Mr. Condron.  There can be no assurances that the transition to a new Chief Executive Officer will be smooth.  Any failure to implement an effective transition from Dr. Paterson to Mr. Condron could have a material adverse effect on our business, results of operations or financial condition.

In addition to the transition of our Chief Executive Officer and Chief Financial Officer positions, our business is also dependent on our ability to hire, retain and motivate highly qualified personnel, including other senior management, marketing and technical professionals.  Many of these individuals have developed specialized knowledge and skills relating to our technology and lines of business.  We might not be able to execute on our business model if we were to lose the services of any of our key personnel.  If these or any other individuals were to leave our company unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience additional losses in productivity while any such successor develops the necessary training and experience.

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

Our contract with one of our largest customers was recently terminated.

During the quarter ended June 30, 2008, we received notice from one of our customers, the health plan Anthem, that it was electing to terminate our contract with them after a six month notice period.  Our contract with Anthem represented approximately 21% and 17% of our total revenues for the three and six months ended June 30, 2008, respectively.  As a result of this termination, there will be additional pressure on our ability to generate sufficient revenues and cash flow to maintain or grow our operations. If we cannot generate sufficient revenues and cash flows, we may be forced to curtail operations to some extent. No assurances can be given that we will be able to generate sufficient revenues and cash flows to maintain our current level of operations.

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

Our business is dependent on our tecgnological capabilities.

Our business is dependent upon our ability to store, retrieve, process and manage data and to maintain and upgrade our data processing capabilities. Interruption of data processing capabilities for any extended length of time, loss of stored data, programming errors, other computer problems or interruptions of telephone service could have a material adverse effect on our business. Also, there is no guarantee that One Care Street or our other software applications will be scalable in a timely fashion in order to keep pace with customer demand. In the event that our data processing and other technological capabilities become limited, it would adversely affect our revenue growth.

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

Risks Related to our Common Stock

Stockholders affiliated with our directors and a limited number of other stockholders own a significant percentage of our outstanding voting stock and are able to exercise significant influence over our operations.

Our directors, funds affiliated with our directors, and other holders of at least 10% of our common stock currently own approximately 73% of our voting stock in aggregate, excluding shares subject to outstanding options and warrants and outstanding preferred stock. These stockholders are able to determine the composition of our board of directors, retain the voting power to approve all matters requiring stockholder approval and will continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in control of the company, preventing or frustrating any attempt by our stockholders to replace or remove the current management, or otherwise discouraging a potential acquirer from attempting to obtain control of the company, which in turn could limit the market value of our common stock.

In addition, between December 2007 and May 6, 2008 we have issued 6,250,000 shares of preferred stock to certain of our existing investors, all of whom are directors or funds affiliated with our directors or holders of greater than 10% of our common stock. Each share of preferred stock is convertible into five shares of common stock, and the terms of the preferred stock provide these investors with additional rights and impact the rights of the holders of our common stock in that we are prohibited from issuing dividends or making distributions to the holders of our common stock for so long as any shares of preferred stock are outstanding, unless all accrued and unpaid dividends with respect to the preferred stock have been paid or are declared and set apart, and the holders of the preferred have the right to a liquidation preference with respect to such shares equal to their original purchase price plus all accrued but unpaid dividends in the event of an dissolution, liquidation or winding up of our company or certain acquisition or change of control transactions involving our company. In addition, the holders of the preferred stock generally vote together with the holders of common stock on an as-converted to common stock basis. As a result of this issuance of preferred stock, our significant stockholders have even greater control over our operations. If we issue additional shares of preferred stock to these investors, it would have a further dilutive effect on our shares, which could have an adverse effect on the price of our common stock.

As described elsewhere in this report, we have entered into a stock purchase agreement with the same group of investors that contemplates the issuance of additional shares of preferred stock for gross proceeds of up to $4.0 million.  Also as described in this report, in connection with the preferred stock financing, we intend to effect a going private transaction that will result in our ceasing to be a public company.  As part of the going private transaction, our directors, executive officers and key stockholders will enter into a stockholders agreement which will provide them additional rights, such as rights to information, preemptive rights to acquire securities, rights of first refusal and co-sale rights, that will allow them to exercise even greater control over our operations if and when we cease to be a public company.

Our common stock qualifies as a “penny stock” under SEC rules which may make it more difficult for stockholders to resell their shares of common stock.

Our common stock is currently quoted on the OTC Bulletin Board, although as described in this report, we expect that it will no longer be quoted following the contemplated deregistration of our common stock with the SEC. Stockholders may experience greater difficulties in attempting to sell our stock than if it were listed on a stock exchange. Because our common stock does not trade on a stock exchange and the market price of the common stock is less than $5.00 per share, our common stock qualifies as a “penny stock.” SEC Rule 15g-9 under the Securities Exchange Act of 1934 imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an “established customer” or an “accredited investor.” This includes the requirement that a broker-dealer must make a determination on the appropriateness of investments in penny stocks for the customer and must make special disclosures to the customer concerning the risks of penny stocks. Application of the penny stock rules to our common stock could adversely affect the market liquidity of the shares, which in turn may affect the ability of holders of the common stock to resell the stock.

As a result of our acquisition of Haelan, we may be obligated to issue additional shares of our common stock, which could dilute the ownership of existing stockholders.

As part of our acquisition of our subsidiary Haelan Corporation, we have certain obligations to the former Haelan shareholders. There is the possibility that the payment of such obligations may be made by the issuance of shares of our common stock. In the event that we issue shares of our common stock in satisfaction of our obligations to the former Haelan shareholders, any such issuance would be dilutive to our stockholders and could have a material adverse effect on our earnings per share.

The majority of our assets is comprised of goodwill acquired in acquisitions, which goodwill could become further impaired.

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we test goodwill annually for impairment each March 31 or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Due to certain conditions present during 2007 (including our 2007 net operating loss, a net decrease in our cash balance and the decline in the market price for our common stock), we performed a goodwill and intangible asset impairment test as of December 31, 2007. As a result of the assessment, an impairment of approximately $7.5 million was recorded as of that date, as our stockholders’ equity was determined to be in excess of our fair value. No assurances can be given that our goodwill as currently recorded will remain unimpaired in the future. SFAS 142 requires that goodwill be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce our fair value below the amount of our stockholders’ equity. Each quarter we will assess whether an impairment test is necessary based on pertinent facts and circumstances. As of March 31, 2008, we performed additional impairment tests and determined that no further adjustments were necessary.  If, however, as a result of a future annual or interim impairment assessment, we determine that total stockholders’ equity exceeds our fair value we would be required to further write down the value of such goodwill on our balance sheet such that the resulting total stockholders’ equity will not exceed our fair value. If we recognize an impairment of goodwill, this could have a material adverse effect on our financial condition and results of operations.

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

CAREGUIDE, INC.

Date:	August 14, 2008	By:	/s/ Chris E. Paterson
Chris E. Paterson
Chief Executive Officer