Form 10-Q
period 2008-09-30
CAREGUIDE INC
filed 2008-11-14
CIK 1017813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 10, 2008, 67,538,976 shares of the Company’s common stock, par value $0.01 per share, were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CareGuide, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except shares and par values)
	September 30,	December 31,
Assets	2008 (unaudited)	2007
Current assets:
Cash and cash equivalents	$ 1,395	$ 1,014
Restricted cash available for current liabilities	200	868
Securities available for sale	-	42
Securities held for trading	9	491
Accounts receivable, net of allowance for doubtful accounts of $129 and $712, respectively	2,784	1,779
Prepaid expenses and other current assets	288	362
Current assets of discontinued operations	197	334
Total current assets	4,873	4,890
Property and equipment, net	1,591	2,087
Intangibles and other assets, net	3,993	4,451
Goodwill	25,349	25,349
Restricted cash	300	300
Total assets	$ 36,106	$ 37,077

Liabilities and stockholders’ equity
Current liabilities:
Claims payable	$ 52	$ 167
Line of credit	8,493	500
Accounts payable and accrued expenses	5,229	5,679
Deferred revenue	87	232
Current tax liability	70	250
Current portion of lease obligations	855	453
Current liabilities of discontinued operations	129	360
Total current liabilities	14,915	7,641

Long-term liabilities:
Line of credit	-	8,000
Notes payable	7,103	6,847
Lease obligations, net of current portion	386	1,637
Deferred tax liability	7	7
Total liabilities	22,411	24,132
Stockholders’ equity:
Series A convertible preferred stock, $.01 par value, 6,250,000 shares authorized; 6,250,000 and 1,562,500 shares issued and outstanding, respectively	3,915	938
Common stock, $.01 par value 100,000,000 shares authorized; 67,538,976 shares issued and outstanding	675	675
Additional paid-in capital	64,329	63,343
Accumulated other comprehensive loss	-	(30)
Accumulated deficit	(55,224)	(51,981)
Total stockholders’ equity	13,695	12,945
Total liabilities and stockholders’ equity	$ 36,106	$ 37,077

See notes to unaudited consolidated financial statements.

CareGuide, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
(Shares and dollars in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Capitation revenue	$ -	$ -	$ -	$ 3,032
Administrative and fee revenue	6,192	4,632	17,185	14,696
Total revenues	6,192	4,632	17,185	17,728
Cost of services – direct service costs, excluding depreciation and amortization of: $566, $578, $1,614 and $1,602, respectively	3,900	1,620	11,286	11,893
Gross profit	2,292	3,012	5,899	5,835

Operating costs and expenses:
Selling, general and administrative expense	2,713	2,263	6,416	8,005
Restructuring costs	(355)	992	(355)	1,692
Depreciation and amortization	582	737	1,816	2,238
Total operating costs and expenses	2,940	3,992	7,877	11,935

Operating loss from continuing operations	(648)	(980)	(1,978)	(6,100)

Other income (expense):
Interest and other income	8	20	37	153
(Loss) gain on sale of investments and trading portfolio	(2)	138	(196)	101
Interest expense	(394)	(270)	(1,025)	(1,250)
Loss from continuing operations before income taxes and discontinued operations	(1,036)	(1,092)	(3,162)	(7,096)

Income tax expense	-	(127)	(12)	(212)
Loss from continuing operations	(1,036)	(1,219)	(3,174)	(7,308)
Income (loss) from discontinued operations	49	(2)	95	55
Net loss	(987)	(1,221)	(3,079)	(7,253)
Accretion of preferred stock	(75)	-	(165)	-
Net loss attributable to common stockholders	$(1,062)	$(1,221)	$(3,244)	$(7,253)
Net comprehensive loss attributable to common stockholders	$(1,062)	$ (1,209)	$(3,214)	$(7,230)
Net loss per common share-basic and diluted:
Loss from continuing operations	$ (0.02)	$ (0.02)	$ (0.05)	$ (0.11)
Discontinued operations	-	-	-	-
Net loss	$ (0.02)	$ (0.02)	$ (0.05)	$ (0.11)

Weighted average common shares outstanding:
Basic	67,539	67,539	67,539	67,539
Diluted	67,539	67,539	67,539	67,539

See notes to unaudited consolidated financial statements.

CareGuide, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)
	Nine months ended September 30,
	2008	2007
Cash used in operations:
Net loss	$ (3,079)	$ (7,253)
Adjustments to reconcile net loss to net cash used in continuing operations:
Depreciation and amortization	1,816	2,238
Stock option compensation	635	224
Amortization of warrants	351	436
Change in value of trading portfolio	225	(101)
Loss on sale of available for sale portfolio	50	-
Increase in accrued interest expense on note payable	256	243
(Increase) decrease in accounts receivable	(1,005)	1,594
Decrease in prepaid expenses and other assets	89	207
Decrease in claims payable	(115)	(6,981)
(Decrease) increase in accounts payable and accrued expenses	(450)	3,140
Decrease in deferred revenue	(145)	(1,285)
Decrease in current tax liability	(180)	(50)
Accrual of (reduction of) lease obligation	(578)	482
Decrease in current assets of discontinued operations	137	-
Decrease in current liabilities of discontinued operations	(231)	(56)
Net cash used in operating activities	(2,224)	(7,162)

Cash provided by investing activities:
Purchases of property and equipment	(406)	(769)
Restricted deposits, net	668	2,813
Collection of notes receivable	-	310
Cash used in acquisitions	-	(62)
Proceeds from sale of investments	279	-
Net cash provided by investing activities	541	2,292

Cash provided by (used in) financing activities:
Preferred stock issuance	2,813	-
Principal payments of capital lease obligations	(271)	(3)
Net borrowings/(payments) under line of credit facilities	(7)	-
Payment of private financing costs	(471)	-
Net cash provided by (used in) financing activities	2,064	(3)

Net increase (decrease) in cash and cash equivalents	381	(4,873)
Cash and cash equivalents, beginning of period	1,014	5,975
Cash and cash equivalents, end of period	$ 1,395	$ 1,102

Continued on next page.

Supplemental cash flow information (dollars in thousands):

	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Cash paid for interest	$ 437	$ 563
Cash paid for taxes	192	261

Supplemental disclosure of non-cash operating and investing activities:
Accretion of preferred stock dividends	165	-
Unrealized gain on securities held for sale	-	23

See notes to unaudited consolidated financial statements.

CAREGUIDE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements for the three and nine month periods ended September 30, 2008

1. Organization and Description of Business

The accompanying financial statements for the three and nine months ended September 30, 2008 and 2007 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for these interim periods. These financial statements should be read in conjunction with the audited financial statements, and notes thereto, for the year ended December 31, 2007. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results for the entire year.

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

2. Business Operations

The Company realized a net loss of approximately $1.0 million and $3.1 million for the three and nine months ended September 30, 2008, respectively, and had a working capital deficit of $10.0 million at September 30, 2008. The Company’s ability to continue as a going concern is dependent upon achieving profitability from future operations sufficient to maintain adequate working capital. These financial statements have been prepared assuming the Company will continue as a going concern. Until the Company has sufficient profitable operations or other revenue-generating activities to be self-sufficient, the Company will remain dependent on other sources of capital.

Currently, such capital has been obtained from the issuance of preferred stock and borrowings from a financial institution. Between December 2007 and May 2008, the Company issued preferred stock to certain of its primary investors, including certain of its directors, for gross proceeds of $3.75 million. The holders of the preferred stock have also guaranteed the majority of borrowings from the financial institution through January 1, 2009 (see Note 4) and certain of these investors have committed to provide additional funding of up to $1.0 million to the Company, if required, through January 1, 2009.

2. Business Operations (continued)

As described in Note 4, the Company has an $8.0 million revolving line of credit (the "Line of Credit") with an outside lender for working capital purposes and a second credit facility (“Revolving Line B”) with the same lender under which the Company may borrow up to an additional amount equal to the lesser of a specified amount or a percentage of its eligible accounts receivable. A total of $8.5 million is due and payable to the Company’s lender on January 1, 2009 under these facilities. The Company does not currently anticipate that it will be able to satisfy its obligations under the Line of Credit or Revolving Line B with operating cash. As a result, the Company expects that it will be necessary to restructure the Line of Credit and Revolving Line B or to find an alternative lender before maturity of these facilities. There can be no assurance that the Company will be able to restructure the Line of Credit or Revolving Line B on terms favorable to it or at all prior to their current maturity dates. If the Company is successful in negotiating an extension and/or increase in the Line of Credit and Revolving Line B, the Company believes that all or a portion of its obligations will continue to be guaranteed by certain of its subsidiaries as well as certain of its principal stockholders, which may be different from the stockholders that currently guarantee the Company’s obligations under the Line of Credit. The Company also anticipates that it would be required to provide consideration, which the Company believes would likely be in the form of warrants to purchase shares of its common stock, to any guarantors of the extended credit facilities as compensation for their guarantees, and the Company's stockholders would experience dilution of their ownership to the extent that the Company issues any such warrants. Any such dilution could be substantial. The fair market value of any such warrants would be expensed over the life of the extension of the related credit facility.

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

Depreciation and Amortization

The Company reports all depreciation and amortization expense as an operating expense. For the three months ended September 30, 2008 and 2007, the reported amounts included $566,000 and $578,000, respectively, of depreciation and amortization expenses that were attributable to cost of services. For each of the nine month periods ended September 30, 2008 and 2007, the reported amounts included $1.6 million of depreciation and amortization expenses that were attributable to cost of services.

3. Summary of Significant Accounting Policies (continued)

Restricted Cash

In connection with certain office leases, the Company is required to maintain letters of credit and has secured these letters of credit by establishing certificates of deposit and money market accounts totaling $500,000 at September 30, 2008. These accounts are included in restricted cash in the consolidated balance sheets.

The portion of restricted cash that is available and that the Company intends to use to satisfy current liabilities is included in current assets. The fair value of restricted cash approximates its carrying value.

Long-Lived Assets

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations, for a disposal of a segment of a business. The Company periodically reviews the carrying value of its long-lived assets to assess recoverability and impairment. The Company recorded no impairments during the three or nine months ended September 30, 2008 and 2007.

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

As of September 30, 2008, the Company has securities held for trading totaling $9,000 which are valued using quoted market pricing under the Level 1 methodology described above.

3. Summary of Significant Accounting Policies (continued)

Revenue and Major Customers

Administrative fees are recognized during the period in which case management, utilization management, and disease management services are provided. Fee-for-service revenues are recognized during the period in which the related services are provided to members. Fees received in advance are deferred and ultimately recognized in the period in which the Company is obligated to provide service to members.

For the three and nine months ended September 30, 2008, 33.2% and 31.0%, respectively, of the Company’s total revenue was earned under contracts with Blue Cross Blue Shield of Michigan compared to 25.4% and 19.8%, respectively, of the Company’s total revenue earned under contracts with Blue Cross Blue Shield of Michigan for the three and nine months ended September 30, 2007. For the three and nine months ended September 30, 2008, 18.5% and 17.8%, respectively, of the Company’s total revenue was earned under contracts with Anthem. For the three and nine months ended September 30, 2007, 9.7% and 6.8%, respectively, of the Company’s total revenue was earned under contracts with Anthem. During the quarter ended June 30, 2008, the Company received notification from Anthem of its intention to terminate its contract with the Company in six months. For the nine months ended September 30, 2007, 17.1% of the Company’s total revenue was earned under contracts with Aetna Health Plans (Aetna). The Company’s capitated risk contacts with Aetna were terminated effective January 31, 2007. Other than these customers, no single customer accounted for more than 10% of the Company’s total revenue for the three or nine months ended September 30, 2008 or 2007.

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

3. Summary of Significant Accounting Policies (continued)

Stock-Based Compensation Plans

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123(Revised), Share-Based Payment (“SFAS No. 123(R)”), which established accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments, or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based stock awards, stock appreciation rights, and employee stock purchase plans. During the three and nine months ended September 30, 2008 the Company recorded $444,000 and $635,000, respectively, in stock-based compensation expense for stock options in accordance with SFAS No. 123(R). During the three and nine months ended September 30, 2007 the Company recorded $127,000 and $224,000, respectively, in stock-based compensation expense for stock options in accordance with SFAS No. 123(R).

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

3. Summary of Significant Accounting Policies (continued)

Net Loss Per Share

For the three and nine months ended September 30, 2008, the calculations of basic and diluted net loss per share were based on loss attributable to common stockholders of $1,062,000 and $3,244,000, respectively, and a basic and diluted weighted average number of common shares outstanding of 67,538,976 for each of these periods. For the three and nine months ended September 30, 2007, the calculations of basic and diluted net loss per share were based on loss attributable to common stockholders of $1,221,000 and $7,253,000, respectively, and a basic and diluted weighted average number of common shares outstanding of 67,538,976 for each of these periods. The computation of fully diluted loss per share for all periods presented excluded common stock equivalents, such as, options, warrants and convertible preferred stock, because the effect would have been anti-dilutive due to the net losses from continuing operations in those periods. The calculation of the Company’s net loss per share for the three and nine months ended September 30, 2008 and 2007 is as follows (shares and dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Loss from continuing operations	$ (1,036)	$ (1,219)	$ (3,174)	$ (7,308)
Dividends and accretion of preferred stock	(75)	-	(165)	-
Net loss attributable to common stockholders from continuing operations	(1,111)	(1,219)	(3,339)	(7,308)
Income (loss) from discontinued operations	49	(2)	95	55
Net loss attributable to common stockholders	$ (1,062)	$ (1,221)	$ (3,244)	$ (7,253)

Weighted average common stock outstanding - basic	67,539	67,539	67,539	67,539
Weighted average common stock outstanding - diluted	67,539	67,539	67,539	67,539

Net loss per share, basic and diluted, continuing operations	$ (0.02)	$ (0.02)	$ (0.05)	$ (0.11)
Income per share, basic and diluted, discontinued operations	-	-	-	-
Net loss per share, basic and diluted	$ (0.02)	$ (0.02)	$ (0.05)	$ (0.11)

4. Long-Term Obligations

Line of Credit

The Company has an $8.0 million revolving line of credit (the "Line of Credit") with an outside lender for working capital purposes. The Line of Credit bears interest at the outside lender’s prime rate plus 1.0%, which was 6.00% and 8.75% at September 30, 2008 and 2007, respectively, and is scheduled to mature on January 1, 2009. The Line of Credit is collateralized by substantially all of the Company’s assets, including its investment in all of its subsidiaries. In addition, the outside lender required that the Company obtain unconditional guarantees (the "Guarantees") from several of its primary investors (the “Guarantors”). Under the terms of the Guarantees, each participating Guarantor unconditionally and irrevocably guarantees prompt and complete payment of its pro rata share of the amount the Company owes under the Line of Credit. At September 30, 2008, the full balance of $8.0 million was outstanding under the Line of Credit.

In September 2007, the Company obtained a second credit facility with the same lender (“Revolving Line B”), under which the Company may borrow up to an additional amount equal to the lesser of (a) $1.0 million or (b) 75% of its eligible accounts receivable. Revolving Line B is collateralized by certain accounts receivable of the Company. Any amounts borrowed under Revolving Line B bear interest at the lender’s prime rate plus 2.0%, and all outstanding amounts under Revolving Line B are also due on January 1, 2009. As of September 30, 2008, $493,000 had been drawn on Revolving Line B, and the interest rate on this facility was 7.00%. As of September 30, 2008, an additional approximately $507,000 under Revolving Line B was available. Any additional amounts borrowed under Revolving Line B would be limited to the amount indicated by a borrowing base calculation completed at the time of the borrowing request.

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

On July 1, 2008, as compensation for the calendar months of May, June and July, the Company issued Monthly Warrants to the Guarantors to purchase an aggregate of 1,776,762 shares of Common Stock. Of these Monthly Warrants, warrants to purchase 1,243,734 shares have an exercise price of $0.075 per share and warrants to purchase 533,028 shares have an exercise price of $0.0875 per share. On August 1, 2008, as compensation for August, the Company issued Monthly Warrants to the Guarantors to purchase an aggregate of 327,298 shares of Common Stock at an exercise price of $0.1425 per share. On September 1, 2008, as compensation for September, Monthly Warrants to purchase 324,452 shares of Common Stock at an exercise price of $0.14375 per share were issued. On October 1, 2008, as compensation for October, Monthly Warrants to purchase 287,015 shares of Common Stock at an exercise price of $0.1625 per share were issued. On November 1, 2008, as compensation for November, Monthly Warrants to purchase 339,200 shares of Common Stock at an exercise price of $0.1375 per share were issued.

The Company will issue additional Monthly Warrants to the Guarantors on December 1, 2008, with the number of shares underlying such warrants and the exercise prices thereof to be determined in the manner described above. Each of the Initial Warrants and the Monthly Warrants are being apportioned among the Guarantors pro rata, based on the amount of each such Guarantor’s respective guaranty of the maximum amount under the Line of Credit. Each such warrant is fully exercisable upon issuance and is exercisable until the close of business on October 1, 2012.

The Company estimated the value of the warrants to be issued as compensation for the period through September 30, 2008 under the Black-Scholes model. The Company recognized interest expense of approximately $120,000 and $280,000 during the three and nine months ended September 30, 2008, respectively, relating to these warrants. The Company estimates that it will record an additional $104,000 in interest expense related to the warrants issued in October, November and December related to these Guarantees.

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

5. Stockholders’ Equity

Capital Stock

The Company is authorized to issue up to 120,000,000 shares of capital stock, 100,000,000 designated as common stock, and 20,000,000 designated as preferred stock. As of September 30, 2008 and 2007, there were 67,538,976 shares of common stock outstanding. In July 2008, the Board of Directors and the Company’s directors approved an amendment to the Company’s certificate of incorporation that will have the effect of increasing the authorized number of shares of common stock from 100,000,000 to 200,000,000. Of the authorized shares of preferred stock, 6,250,000 shares have been designated as “Series A Preferred Stock.” As of September 30, 2008, there were 6,250,000 shares of Series A Preferred Stock issued and outstanding. In July 2008, the Board of Directors approved an amendment to the Certificate of Designations for the Series A Preferred Stock that, when it becomes effective, will increase the number of shares designated as Series A Preferred Stock from 6,250,000 shares to 12,916,667 shares.

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

2005 Equity Incentive Plan

The Company’s predecessor adopted the CCS Consolidated, Inc. 2005 Equity Incentive Plan (the "2005 Plan"). As of September 30, 2008, options to purchase an aggregate of 1,272,082 shares of the Company’s common stock were outstanding under the 2005 Plan with a weighted average exercise price of $0.23 per share. All of the options outstanding under the 2005 Plan are fully vested. 254,416 of these options have a term that expires in June 2009. The remaining 1,017,666 options have a term that expires in July 2018. No options were granted under the 2005 Plan during the three or nine months ended September 30, 2008 or 2007. During the three and nine months ended September 30, 2008, the Company recognized compensation expense related to options granted under the 2005 Plan of $65,000 and $97,000, respectively. During the three and nine months ended September 30, 2007, the Company recognized compensation expense related to options granted under the 2005 Plan of $16,000 and $83,000, respectively.

Amended and Restated 1995 Stock Option Plan

The Company administers the Patient Infosystems 1995 Stock Option Plan (the “PATY Plan”). As of September 30, 2008, there are options outstanding under the PATY Plan to purchase an aggregate of 51,500 shares of the Company's common stock with a weighted average exercise price of $2.80 per share. The PATY Plan expired in 2005 and no further grants of options may be awarded under the PATY Plan.

2007 Equity Incentive Plan

In March 2007, the Company’s board of directors approved a 2007 Equity Incentive Plan (the “2007 Plan”) subject to approval of the stockholders of the Company, and the 2007 Plan was adopted by the Company’s stockholders in June 2007. In July 2008, the Company’s Board of Directors approved an amendment to the 2007 Plan to increase the number of shares of common stock reserved for issuance under the 2007 Plan from 7,000,000 shares to 15,000,000 shares. As of September 30, 2008, options to purchase an aggregate of 9,204,757 shares of the Company’s common stock were outstanding at a weighted-average exercise price of $0.20 per share. Options granted under the 2007 Plan generally vest over a period of 4 years and have a term of ten years from the date of grant. During the three and nine months ended September 30, 2008, the Company recognized stock-based compensation expense related to options granted under the 2007 Plan of $380,000 and $539,000, respectively. During the three and nine months ended September 30, 2007, the Company recognized $108,000 and $125,000, respectively, of stock-based compensation expense under SFAS No. 123(R) related to the options granted in June 2007.

6. Commitments and Contingencies

Commitments

Employment Agreements

The Company has entered into employment agreements with certain management employees, which include, among other things, annual base salaries, non-competition provisions, salary continuation benefits, performance bonuses based upon the overall profitability of the Company and certain other non-cash benefits, including life, health and disability insurance. In July, 2008, the Company entered into an employment agreement with Michael J. Condron under which Mr. Condron will serve as the Executive Vice Chairman and ultimately Chief Executive Officer of the Company.  As part of this employment agreement, Mr. Condron was granted a stock option to acquire 6,315,789 shares of the Company’s common stock. Employment agreements are generally automatically renewable for successive one-year terms.

Also in July, 2008, the Company entered into a transition letter agreement with Chris Paterson, its current Chief Executive Officer. Under the terms of the letter agreement, all of Mr. Paterson’s stock options will be fully vested and the terms extended when Mr. Paterson’s service with the Company ceases. In addition, in October 2008, Mr. Paterson was granted stock options to purchase 50,000 shares of common stock in accordance with the terms of the transition letter agreement. He is also entitled to receive additional stock options upon his separation from the Company for a number of shares that allows Mr. Paterson to maintain his current fully-diluted ownership percentage of the Company as of June 30, 2008. Upon Mr. Paterson’s termination of employment with the Company, he will receive severance pay equal to one times his current annual salary. Due to the expectation of the transition occurring, the Company has recognized stock-based compensation expense of $305,000 and severance expense of approximately $288,000 related to the transition agreement, which is included in SG&A expenses for the three months ended September 30, 2008.

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

6. Commitments and Contingencies (continued)

Call Option Liability

As of September 30, 2008, the Company was party to call option agreements with an underwriter and its affiliates, which entitle the holders of the call options to purchase up to 999 shares of American Caresource Holdings, Inc. common stock (“ACSH”) from the Company for $6.00 per share at any time until October 31, 2010. The call options had been granted in connection with an offering of the Company’s securities underwritten by the one of the holders. The ACSH shares held for trading are valued at their market price based on the closing price of the ACSH shares as of each balance sheet date, and the call options are considered derivative instruments and are carried at fair value. The fair value of each call option is determined using the Black-Scholes method using the following assumptions at September 30, 2008: volatility 54.17%, interest rate 2.08%, average life of 1.04 years. Changes in the fair market value of the trading portfolio and the call option obligation between each reporting date are recognized in the Company’s consolidated statement of operations. For the three and nine months ended September 30, 2008, the Company recognized losses of $2,000 and $275,000, respectively, on the sale of available for sale shares and shares held in the trading portfolio. For the three and nine months ended September 30, 2007, the Company recognized gains of $138,000 and $101,000, respectively, in the trading portfolio.

As of September 30, 2008, the Company held 999 shares of ACSH common stock and has designated the shares as trading securities because these shares would be used to satisfy the remaining call options.

Haelan Earn-Out

The Haelan Merger Agreement also contains an “earn-out” provision under which CareGuide is required to pay additional amounts to the former Haelan securityholders in the event that Haelan’s revenues during the year ended December 31, 2007 exceeded certain threshold amounts.  As of September 30, 2008, the Company calculated and accrued an estimated “earn-out” payable to the Haelan securityholders.  The Company’s calculation is currently under review by the representative of the Haelan securityholders and has not yet been approved.

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

The Company obtained this approval of the holders of a majority of its shares of common stock and a majority of its shares entitled to vote as a class by written consent in accordance with Delaware law. The Company filed a preliminary Information Statement on Schedule 14C under the Securities Exchange Act of 1934, as amended in September 2008. In response to a review by the Securities and Exchange Commission (“SEC”), the Company filed a revised preliminary Information Statement on Schedule 14C under the Securities Exchange Act of 1934, as amended, in October 2008. Once final approval is received from the SEC, the Company intends to distribute a definitive Information Statement to all holders of its common stock and to effect the Reverse/Forward Stock Split 20 days following distribution of the Information Statement to its stockholders.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis provides a review of our operating results and cash flows for the three and nine months ended September 30, 2008 and 2007 and our financial condition at September 30, 2008. The focus of this discussion and analysis is on the underlying business reasons for significant changes and trends affecting our revenues, results of operations, cash flows and financial condition. This discussion and analysis should be read in conjunction with our accompanying consolidated unaudited financial statements and related notes thereto included in this quarterly report, as well as in conjunction with our consolidated audited financial statements for the year ended December 31, 2007, included with our Annual Report on Form 10-K filed with the SEC on May 9, 2008.

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

We consider one of our greatest strengths to be our proprietary One Care Street™ product, which we believe has the ability to identify which health members in a covered population are most likely to utilize healthcare services in the next six to twelve months. Without relying on claims data like traditional predictive models, One Care Street is able to recognize individuals who will seek care before they have acute needs. In addition, our research has demonstrated that One Care Street can prospectively identify members who are most likely to generate the highest medical costs in each current year, absent intervention by a service provider such as us. Based upon our research in the health perception field, we believe that One Care Street exceeds the predictive power of traditional models.

Once we have identified which members will most likely need medical services in the near future, we can offer an array of services to members in need of health intervention. We match each member to what we believe to be the right intensity of service, which can vary from telephonic coaching and links to educational resources for symptoms or chronic condition-related issues.

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

We historically had two types of revenue. We used to accept risk from a payor such as a health plan for providing post-acute services, in which case we would receive a Per Member Per Month fee that is categorized as capitation revenue. For risk contracts, the cost of our services included the cost of providing clinical care and the claims incurred. We now only provide services to health plans and other customers without accepting risk for medical claims incurred, on either a capitated Administrative Services Only (“ASO”) basis, where we receive a fee for every member eligible for the program, or a fee-for-service basis, where we are paid for just those members who are using the product.

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

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007

Capitation Revenue

We accepted capitated risk from Aetna through January 31, 2007 when all of our contracts with Aetna were terminated. Our capitated revenue for the three and nine months ended September 30, 2007 was none and $3.0 million, respectively, compared to none for the three and nine months ended September 30, 2008.

Administrative and Fee Revenue

Administrative and fee revenue for the three and nine months ended September 30, 2008 was $6.2 million and $17.2 million, respectively, as compared to $4.6 million and $14.7 million for the same respective periods of the prior year. The increases of $1.6 million and $2.5 million for the three and nine month periods, respectively, were attributable to increased business under our complex care management contracts.

Direct Service Costs

Direct service costs consist of incurred claims and the direct clinical costs of providing our services to customers and members of customers. For both the three months ended September 30, 2008 and 2007, direct service costs exclude $0.6 million of depreciation and amortization cost attributable to direct service costs but that are reported as an operating cost. For both the nine months ended September 30, 2008 and 2007, direct service costs exclude $1.6 million of depreciation and amortization cost attributable to direct service costs but that are reported as an operating cost.

Direct service costs increased $2.3 million to $3.9 million for the three months ended September 30, 2008, as compared to $1.6 million for the three months ended September 30, 2007. Included in direct service costs for the three months ended September 30, 2007 was a benefit of $2.0 million related to the favorable settlement of claims for services in prior reporting periods related to the termination of the risk contracts. The remainder of the increase is attributable to increased clinical costs from the increased volume of complex care management cases as discussed above. Direct service costs decreased $0.6 million to $11.3 million for the nine months ended September 30, 2008, compared to $11.9 million for the nine months ended September 30, 2007. The decrease was primarily due to the termination of capitated risk contracts, partially offset by increased clinical costs from the increased volume of complex care management cases as discussed above.

Gross Profit

Our gross profit for the three months ended September 30, 2008 decreased by $0.7 million to $2.3 million from $3.0 million for the same period of the prior year. This decrease was the net result of the $2.3 million increase in direct service costs and the $1.6 million increase in revenues. Our gross profit for the nine months ended September 30, 2008 increased by $0.1 million to $5.9 million from $5.8 million for the same period of the prior year. This increase was primarily attributable to the increased fee revenue from the increased volume of complex care management contracts discussed above, as well as decreased direct service costs.

Selling, General and Administrative Expenses (“SG&A”)

SG&A increased by $0.5 million during the three months ended September 30, 2008, when compared to the same period of the prior year. SG&A decreased by $1.6 million during the nine months ended September 30, 2008, when compared to the same period of the prior year. SG&A for the three and nine months ended September 30, 2008 includes $0.6 million in expenses for severance and stock-based compensation related to the transition letter agreement entered into with our current Chief Executive Officer. The improvement in the SG&A for the nine months ended September 30, 2008 resulted from restructuring actions taken during 2007.

Restructuring costs

In 2007, we consolidated certain of our offices, including the ceasing of operations at our facility in Rochester, New York and reduced our headcount. We recognized expenses of approximately $1.0 million and $1.7 million related to restructuring initiatives undertaken during the three and nine months ended September 30, 2007, respectively. Since the operations ceased in Rochester, we have attempted to secure a subleasee or terminate the lease agreement. During the three months ended September 30, 2008, we reached a preliminary agreement to terminate our arrangement and in November 2008, we entered into a lease termination agreement that was consistent with our preliminary agreement. The terms of this agreement resulted in an ultimate payout that was more favorable to us than we had estimated. Accordingly, we recorded a reduction of restructuring charges of $0.4 million in the three and nine months ended September 30, 2008.

Depreciation and Amortization Expense

Depreciation and amortization expense related to fixed and intangible assets for the three months ended September 30, 2008 decreased by $0.1 million when compared to the same period of the prior year, and depreciation and amortization expense related to fixed and intangible assets for the nine months ended September 30, 2008 decreased by $0.4 million when compared to the same period of the prior year in each case due to the aging of the fixed assets and intangibles.

Other Income (Expense), net

Interest income decreased by $0.1 million during the nine months ended September 30, 2008 when compared to the same period of the prior year. This decrease is due to the lower average balance in our interest-bearing cash and cash equivalents and restricted cash during the nine months ended September 30, 2008 as compared to the same period of the prior year

Interest expense increased by $0.1 million during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 due to increased warrant amortization expense between the comparable periods. Certain of our principal stockholders have guaranteed our debt obligations and were issued warrants to purchase shares of our common stock. These warrants have been amortized to interest expense over the life of the loan. Interest expense decreased by $0.3 million during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. The decrease for the three months was due to the lower interest rate on our line of credit during 2008 compared to 2007.

During the three months ended September 30, 2008, we recognized a loss of $2,000 in our trading portfolio compared to a gain of $0.1 million for the three months ended September 30, 2007. For the nine months ended September 30, 2008, we recognized a total of $0.2 million in losses related to these shares, compared to gains of $0.1 million for the same period of the prior year.

Net (Loss) Income

We recognized a net loss of $1.0 million for the three months ended September 30, 2008 compared to $1.2 million for the three months ended September 30, 2007. The $0.2 million improvement in our results is due to the reductions in expense and increase in revenue described above. We recognized a net loss of $3.1 million for the nine months ended September 30, 2008 compared to $7.3 million for the nine months ended September 30, 2007. The $4.2 million improvement in our results is due to the reductions in expenses and increase in revenue described above.

Liquidity and Capital Resources

Comerica Line of Credit

We have obtained an $8.0 million revolving line of credit with Comerica Bank (the "Line of Credit"). The Line of Credit bears interest at Comerica’s prime rate plus 1.0%, which was 6.00% and 8.75% at September 30, 2008 and 2007, respectively. We have fully borrowed against this facility, and the full amount is currently due and payable on January 1, 2009. The Line of Credit is collateralized by all of our tangible assets, including our investment in all of our subsidiaries. Our obligations to Comerica under the Line of Credit have been guaranteed by certain of our subsidiaries as well as certain of our principal stockholders. Under the terms of the guarantees, each such stockholder unconditionally and irrevocably guarantees prompt and complete payment of its pro rata share of the amount owed by us under the Line of Credit. As compensation for their guarantees, the guarantors of the Line of Credit were issued warrants to purchase shares of common stock as described in Note 4 to our consolidated financial statements included with this report.

In September 2007, we obtained a second credit facility from Comerica (“Revolving Line B”) under which we may borrow up to an additional amount equal to the lesser of (a) $1.0 million or (b) 75% of our eligible accounts receivable. Revolving Line B is collateralized by certain of our accounts receivable. Any amounts borrowed under Revolving Line B will bear interest at the lender’s prime rate plus 2.0%, and all outstanding amounts under Revolving Line B are also due on January 1, 2009. As of September 30, 2008, $493,000 had been drawn on Revolving Line B and the interest rate on this facility was 7.00%. As of September 30, 2008, an additional approximately $507,000 under Revolving Line B was available. Any additional amounts borrowed under Revolving Line B would be limited to the amount indicated by a borrowing base calculation completed at the time of the borrowing request.

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

As described above, the full balances of Revolving Line B and the Line of Credit are due and payable on January 1, 2009. We do not anticipate that we will be able to satisfy our obligations under Revolving Line B or the Line of Credit with operating cash. As a result, we expect that it will be necessary to restructure these facilities or to find an alternative lender before their maturity. We may also seek to raise capital through the offering of our equity securities. We cannot assure investors that we will be able to extend, replace or restructure our credit facility or procure alternate sources of financing on favorable terms prior to maturity of Revolving Line B or the Line of Credit, if at all. If we are successful in negotiating an extension and/or increase in the Line of Credit and Revolving Line B, we believe that all or a portion of our obligations will continue to be guaranteed by our subsidiaries as well as certain of our principal stockholders, which may be different from the stockholders that currently guarantee our obligations under the Line of Credit. We also anticipate that we would be required to provide consideration, which we believe would likely be in the form of additional warrants to purchase shares of our common stock, to any guarantors of the extended credit facilities as compensation for their guarantees. Our stockholders would experience dilution of their ownership to the extent that we issue any such additional warrants, and any such dilution could be substantial. Even if the Line of Credit and Revolving Line B are renewed, the Company will still having a working capital deficit and may need to obtain additional debt or equity financing to sustain normal operations.

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

Working Capital and Funding Letters

As of September 30, 2008, we had a deficit in working capital of $10.0 million. This deficit includes the $8.5 million due under the Line of Credit and Revolving Line B discussed above, which facilities mature on January 1, 2009.

We are dependent on the growth of our ASO and fee-for-service revenue contracts to generate cash flow. We have also sought to streamline and restructure our operations, thereby reducing our overall operating expenses. Even with these actions, our existing cash and cash equivalents and short-term investment balances and cash from operations may not be sufficient to fund our operations expenditures and growth initiatives, and we do not believe that such resources will be sufficient to repay the amounts due under the Line of Credit and Revolving Line B.

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

In July 2008, we entered into a second Series A Preferred Stock Purchase Agreement (the “Second Purchase Agreement”) with the same group of investors from the December 2007 financing. Under the Second Purchase Agreement, we have agreed to sell and issue an aggregate of up to an additional 6,666,667 shares of Series A Preferred Stock at a price of $0.60 per share, for aggregate gross proceeds of up to $4.0 million. The additional shares of Series A Preferred Stock to be sold under the Purchase Agreement have rights substantially similar to the currently outstanding Series A Preferred Stock, including an initial conversion rate of five shares of common stock per share. The closing of the sale and issuance of the Series A Preferred Stock under the Purchase Agreement is subject to a number of conditions, including the completion of the Reverse/Forward Stock Split and the termination of the registration of the Company’s common stock with the Securities and Exchange Commission. The proceeds of any issuance of Series A Preferred Stock under the Purchase Agreement is expected to be used primarily to effect a reverse stock split described below.

Cash Flows

We had $1.4 million of unrestricted cash and cash equivalents at September 30, 2008.

Our net cash used in operating activities for the nine months ended September 30, 2008 was $2.2 million, compared to net cash used in operating activities for the nine months ended September 30, 2007 of $7.2 million. The $5.0 million improvement in the use of cash is primarily due to the $4.2 million improvement in the net loss over the two periods, as well as the timing of claim payments between the two periods.

For the nine months ended September 30, 2008, net cash of $0.5 million was provided by investing activities. This included $0.6 million from releases of restricted cash balances and total proceeds of $0.3 million from the sale of investments, partially offset by $0.4 million in purchases of equipment to upgrade our information systems. For the nine months ended September 30, 2007, we generated $2.3 million from investing activities, including releases of restricted cash balances of $2.8 million and the collection of a $0.3 million note receivable, partially offset by $0.7 million in fixed asset purchases and $0.1 million of cash for merger expenses.

For the nine months ended September 30, 2008, we generated $2.1 million from financing activities comprised of $2.8 million from the issuance of the Series A Preferred Stock described above, offset by $0.5 million in costs of the private financing and $0.2 million in payments under capital lease obligations.

Reverse/Forward Stock Split and Going Private Transaction

In July 2008, we received the written consent from a majority of our stockholders, acting by written consent, approving a reverse stock split (the “Reverse Split”) which is intended to take us private. Under the terms of the Reverse Split, each 100,000 shares of our common stock will be converted into one share of common stock and holders of less than 100,000 shares of common stock prior to the Reverse Split will receive cash in the amount of $0.14 per pre-split share at a total estimated cost, including fees and expenses, of approximately $3.0 million. The Reverse Split is expected to be financed by the issuance of additional Series A Preferred Stock described above.

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

Inflation

Inflation did not have a significant impact on our operations during the nine months ended September 30, 2008 and 2007. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

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

FORWARD LOOKING STATEMENTS

This report, and other filings by us with the Securities and Exchange Commission (“SEC”), including the information incorporated by reference herein, contains various forward-looking statements and information that are based on our beliefs and assumptions, as well as information currently available to us. From time to time, we and our officers, directors or employees may make other oral or written statements (including statements in press releases or other announcements) that contain forward-looking statements and information. Without limiting the generality of the foregoing, the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “seek,” “will result,” “will continue,” “project” and similar expressions (or the negative of such words and expressions), when used in this Quarterly Report on Form 10-Q and in such other filings and statements, are intended to identify forward-looking statements, although some statements may use other phrasing. All statements that express expectations and projections with respect to future matters, including, without limitation, statements relating to growth, changes in our management, our ability to finance our ongoing operations, expectations of the business environment in which we operate, perceived opportunities in the market, our mission and strategy, and our contemplated going private and financing transactions, are forward-looking statements and speak only as of the date made. All forward-looking statements and information in this Quarterly Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, as amended, and are intended to be covered by the safe harbors created thereby. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, the risk factors set forth in Part II, Item 1A below of this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on May 9, 2008. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. Many of such factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. In providing forward-looking statements, we expressly disclaim any obligation to update publicly or otherwise these statements, whether as a result of new information, future events or otherwise except to the extent required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to market risk related to interest rate changes, primarily as a result of the Line of Credit and Revolving Line B, which bear interest based on floating rates. Advances under the Line of Credit bear interest at our lender’s prime rate plus 1.0%, and borrowings under Revolving Line B bear interest at our lender’s prime rate plus 2.0%. A one-point interest rate change would have resulted in interest expense fluctuating by approximately $21,000 and $64,000 for the three and nine months ended September 30, 2008, respectively.

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

Under the supervision and with the participation of our management, including our chief executive officer (principal executive officer) and vice president and controller (principal financial officer), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of September 30, 2008, the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Vice President, Secretary and Controller have concluded that as of such date our disclosure controls and procedures are effective for the recording, processing, summarizing and reporting the information that we are required to disclose in the reports we file under the Exchange Act.

Changes in Internal Controls

Our principal executive officer and principal financial officer also evaluated whether any change in our internal control over financial reporting, as such term is defined under Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, occurred during our most recent fiscal quarter covered by this report that has materially affected, or is likely to materially affect, our internal control over financial reporting. Based on their evaluation, our principal executive officer and principal financial officer concluded that, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred losses from continuing operations in the last several fiscal years. We incurred losses from continuing operations of $3.2 million for the nine months ended September 30, 2008 and $16.6 million for the year ended December 31, 2007. Our accumulated deficit as of September 30, 2008 was $55.2 million. Our ability to operate profitably is dependent upon our ability to develop and market our products in an economically successful manner. To date, we have not consistently done so. Despite measures taken to reduce our expenses, no assurances can be given that we will be able to operate profitably in the future.

We cannot provide assurances that our existing cash balances will be sufficient to fund our operations in the near term, and our ability to continue as a going concern will depend upon the successful execution of our business initiatives and our ability to become profitable.  In addition, as described elsewhere in this report, we have outstanding indebtedness that will mature on January 1, 2009, and we do not believe that we will be able to satisfy our obligations under these debt facilities from operating cash.  As a result, we expect that we will need to restructure or refinance these facilities, or extend their maturity dates, and there can be no assurance that we will be able to do so on commercially reasonable terms, if at all.

We may be unable to repay our credit facilities upon their maturities.

We have a line of credit with a bank that is fully borrowed against in the principal amount of $8.0 million. We have also borrowed an additional $493,000 from the same lender under another credit facility. These amounts are due on January 1, 2009. We anticipate that these loans will not be able to be repaid out of our current operating cash flows. We will need to extend or restructure these credit facilities or raise additional capital through sales of securities or additional borrowings in order to satisfy our obligations.

Our current liabilities exceed our current assets.

As of September 30, 2008, our current assets were $4.9 million compared to current liabilities of $14.9 million, which includes the $8.5 million owed to a bank under our credit facilities. No assurance can be given that we will be able to raise working capital through the sale of our securities or by borrowing any additional amounts needed. If we are unable to identify additional sources of capital, we would likely be forced to curtail our operations. Moreover, if we raise additional financing through additional sales of our equity securities, such as the Series A Preferred Stock to be issued to certain of our existing investors to finance our contemplated reverse stock split, any stock that we issue would be dilutive to our existing stockholders and could result in material adverse changes to our earnings per share. In addition, in the event that we are successful in obtaining alternative debt financing, any such debt could impose significant financial and operating restrictions on us.

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

We have filed a preliminary information statement with the SEC under the Exchange Act that describes the reverse stock split and our reasons for the going private transaction, and following completion of review by the SEC we intend to distribute a definitive information statement to our stockholders and to effect the reverse stock split 20 days following this distribution.  We may not be able to complete the deregistration of our common stock in a timely manner due to SEC filing requirements or for other reasons, which could cause us to abandon the reverse stock split.  In the event that our deregistration is delayed or we are not otherwise able to effect the contemplated reverse stock split or satisfy any of the other closing conditions to the preferred stock purchase agreement, we may not receive the necessary funds from our investors to effect the going private transaction and we would remain as a public company.  We have also incurred costs to date in connection with the going private transaction that we do not expect to be able pay in the event that the transaction is not consummated.

We do not currently have a chief financial officer or chief marketing officer, our expected transition to a new chief executive officer could be disruptive to our business, and our inability to hire or retain other key personnel would also slow our growth.

During June 2008, our former Chief Financial Officer terminated his employment with us, and we do not currently have a Chief Financial Officer.  Kim Braxl, our Vice President of Finance and Controller, is serving as our principal accounting and financial officer on an interim basis until we hire a new Chief Financial Officer.  Furthermore, in September 2008, our Chief Marketing Officer terminated his employment, and we have not yet filled this position. Although we are currently engaged in a search for a new Chief Financial Officer and Chief Marketing Officer, we do not know if or when we will hire a qualified candidate for either position.  The continuing absence of a Chief Financial Officer could adversely affect our ability to fulfill our public company financial reporting and disclosure obligations until such time as our contemplated going private transaction is completed, while the continuing absence of a Chief Marketing Officer or high level sales associates could impair our ability to secure additional customers associated with revenue growth.

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

In addition to the transition of our Chief Executive Officer, Chief Financial Officer and Chief Marketing Officer positions, our business is also dependent on our ability to hire, retain and motivate highly qualified personnel, including other senior management, marketing and technical professionals.  Many of these individuals have developed specialized knowledge and skills relating to our technology and lines of business.  We might not be able to execute on our business model if we were to lose the services of any of our key personnel.  If these or any other individuals were to leave our company unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience additional losses in productivity while any such successor develops the necessary training and experience.

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

During the quarter ended June 30, 2008, we received notice from one of our customers, the health plan Anthem, that it was electing to terminate our contract with them after a six month notice period.  Our contract with Anthem represented approximately 18% of our total revenues for both the three and nine months ended September 30, 2008.  As a result of this termination, there will be additional pressure on our ability to generate sufficient revenues and cash flow to maintain or grow our operations. If we cannot generate sufficient revenues and cash flows, we may be forced to curtail operations to some extent. No assurances can be given that we will be able to generate sufficient revenues and cash flows to maintain our current level of operations.

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

Our business is dependent on our technological capabilities.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On July 17, 2008, we received the written consent of stockholders holding sufficient shares to approve amendments to our Certificate of Incorporation, as amended to date, to (a) effect a reverse split of our common stock (the "Reverse Split") pursuant to which each 100,000 shares of Common Stock registered in the name of a stockholder holding at least 100,000 shares of Common Stock immediately prior to the effective time of the Reverse Split will be converted and combined into one share of Common Stock, followed immediately thereafter by a forward split of the Common Stock pursuant to which each share of Common Stock registered in the name of a stockholder holding at least one share of Common Stock immediately after the effective time of the Reverse Split, including fractions thereof for holders holding in excess of one whole share following the Reverse Split, will be converted and subdivided into 100,000 shares of Common Stock and (b) increase the number of authorized shares of Common Stock from 100,000,000 shares to 200,000,000 shares. The stockholder consents were executed by stockholders representing approximately 73.2% of our voting stock on an as-converted to Common Stock basis.

Item 5. Other Information.

None.

Item 6. Exhibits. –

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

3.5	*	By-Laws
4.1	++	Form of Common Stock Certificate
10.1		Amendment to 2007 Equity Incentive Plan.
10.2		Employment agreement with Michael J. Condron, dated July 14, 2008.
10.3		Letter agreement with Chris E. Paterson, dated July 17, 2008.
10.4	**	Series A Preferred Stock Purchase Agreement, dated July 17, 2008.
11.1		Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).
31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form S-1 filed on July 3, 1996 and incorporated herein by reference.
**	Previously filed with the Securities and Exchange Commission as an Exhibit to the Schedule 13E-3 Transaction Statement filed on September 5, 2008 and incorporated herein by reference.
++	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-KSB filed on March 31, 2006 and incorporated herein by reference.
^^	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-QSB filed on November 14, 2006 and incorporated herein by reference.
###	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on January 3, 2008 and incorporated herein by reference.
&	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form S-8 filed on June 15, 2007 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAREGUIDE, INC.

Date:	November 14, 2008	By:	/s/ Chris E. Paterson
Chris E. Paterson
Chief Executive Officer
(duly authorized officer)

By:			/s/ Kim M. Braxl
Kim M. Braxl
Vice President of Finance and Controller
(principal financial officer)